Form 10-K
period 2016-12-31
NuStar Energy L.P.
filed 2017-02-23
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code (210) 918-2000
Securities registered pursuant to Section 12(b) of the Act: Common units representing limited partner interests listed on the New York Stock Exchange. 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests listed on the New York Stock Exchange.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [X]
The aggregate market value of the common units held by non-affiliates was approximately $3,207 million based on the last sales price quoted as of June 30, 2016, the last business day of the registrant’s most recently completed second quarter.
The number of common units outstanding as of January 31, 2017 was 78,650,995.

NUSTAR ENERGY L.P.
FORM 10-K

PART I

Unless otherwise indicated, the terms “NuStar Energy L.P.,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-K, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions and resources. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NuStar Energy), a Delaware limited partnership, was formed in 1999 and completed its initial public offering of common units on April 16, 2001. Our common units are traded on the New York Stock Exchange (NYSE) under the symbol “NS,” and our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units trade on the NYSE under the symbol “NSprA.” Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257 and our telephone number is (210) 918-2000.
We are engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. The term “throughput” as used in this document generally refers to barrels of crude oil or refined product or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks.
We divide our operations into the following three reportable business segments: pipeline, storage and fuels marketing. As of December 31, 2016, our assets included approximately 8,700 miles of pipeline and 79 terminal and storage facilities that provide approximately 95 million barrels of storage capacity. The following table summarizes operating income for each of our business segments:

	Year Ended December 31,
	2016	2015
	(Thousands of Dollars)
Pipeline	$248,238	$270,349
Storage	$214,801	$217,818
Fuels marketing	$3,406	$13,507
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

RECENT DEVELOPMENTS

Martin Terminal Acquisition. On December 21, 2016, we acquired crude oil and refined product storage assets in Corpus Christi, TX for $95.7 million, including $2.1 million of capital expenditure reimbursements, from Martin Operating Partnership L.P. The assets acquired are in our storage segment and include 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the Port of Corpus Christi’s new crude oil dock.

Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of our acquisitions.

ORGANIZATIONAL STRUCTURE
Our operations are managed by NuStar GP, LLC, the general partner of our general partner. NuStar GP, LLC, a Delaware limited liability company, is a consolidated subsidiary of NuStar GP Holdings, LLC (NuStar GP Holdings) (NYSE: NSH).

The following chart depicts a summary of our organizational structure at December 31, 2016.

SEGMENTS
Detailed financial information about our segments is included in Note 26 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” The following map depicts our assets at December 31, 2016.
PIPELINE
Our pipeline operations consist of the transportation of refined petroleum products, crude oil and anhydrous ammonia. As of December 31, 2016, we owned and operated:

•
refined product pipelines with an aggregate length of 3,140 miles and crude oil pipelines with an aggregate length of 1,230 miles in Texas, Oklahoma, Kansas, Colorado and New Mexico (collectively, the Central West System);

•
a 1,920-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);

•	a 450-mile refined product pipeline originating at Tesoro Corporation’s (Tesoro) Mandan, North Dakota refinery and terminating in Minneapolis, Minnesota (the North Pipeline); and

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

The following table lists information about our pipeline assets as of December 31, 2016:

			Throughput For the year ended December 31,
Region / Pipeline System	Length	Tank Capacity	2016	2015
	(Miles)	(Barrels)	(Barrels/Day)
Central West System:
McKee System	2,276	—	178,373	172,590
Three Rivers System	373	—	79,502	74,361
Other	491	—	57,039	60,410
Central West Refined Products Pipelines	3,140	—	314,914	307,361
South Texas Crude System	319	2,157,000	124,363	179,734
Other	194	—	59,087	85,495
Eagle Ford System	513	2,157,000	183,450	265,229
McKee System	598	1,039,000	147,956	144,077
Ardmore System	119	824,000	60,775	62,326
Central West Crude Oil Pipelines	1,230	4,020,000	392,181	471,632
Total Central West System	4,370	4,020,000	707,095	778,993

Central East System:
East Pipeline	1,920	5,228,000	143,446	132,005
North Pipeline	450	1,437,000	48,343	46,951
Ammonia Pipeline	2,000	—	29,243	35,829
Total Central East System	4,370	6,665,000	221,032	214,785

Total	8,740	10,685,000	928,127	993,778
Description of Pipelines
Central West System. The Central West System covers a total of 4,370 miles, including refined product and crude oil pipelines. The refined product pipelines have an aggregate length of 3,140 miles (Central West Refined Products Pipelines) and transport gasoline, distillates (including diesel and jet fuel), natural gas liquids and other products produced at the refineries to which they are connected, including Valero Energy Corporation’s (Valero Energy) McKee and Three Rivers refineries. The crude oil pipelines have an aggregate length of 1,230 miles (Central West Crude Oil Pipelines). Our crude oil pipelines transport crude oil and other feedstocks to the refineries to which they are connected, including Valero Energy’s McKee, Three Rivers and Ardmore refineries, or from the Eagle Ford Shale region to our North Beach marine terminal and to our customers’ refineries in Corpus Christi, Texas.
Central East System. The Central East System covers a total of 4,370 miles and consists of the East Pipeline, North Pipeline and Ammonia Pipeline.
The East Pipeline covers 1,920 miles and moves refined products and natural gas liquids north in pipelines ranging in diameter from 6 inches to 16 inches to NuStar Energy and third party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline obtain refined petroleum products from refineries in Kansas, Oklahoma and Texas. The East Pipeline system includes 17 terminals, discussed below, with storage capacity of approximately 3.8 million barrels and two tank farms with storage capacity of approximately 1.4 million barrels at McPherson and El Dorado, Kansas.
The North Pipeline originates at Tesoro’s Mandan, North Dakota refinery and runs from west to east for approximately 450 miles to its termination in the Minneapolis, Minnesota area. The North Pipeline system includes four terminals, discussed below, with storage capacity of approximately 1.4 million barrels.
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
Our pipelines are subject to federal regulation by one or more of the following governmental agencies: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Department of Homeland Security. Additionally, our pipelines are subject to the respective state jurisdictions. See “Rate Regulation” and “Environmental, Health, Safety and Security Regulation” below.
The majority of our pipelines are common carrier. Common carrier activities are those for which transportation through our pipelines is available to any shipper who requests such services and satisfies the conditions and specifications for transportation. Published tariffs are (i) filed with the FERC for interstate petroleum product shipments, (ii) filed with the relevant state authority for intrastate petroleum product shipments or (iii) regulated by the STB for our Ammonia Pipeline.
We operate our pipelines remotely through a computerized Supervisory Control and Data Acquisition system.
Demand for and Sources of Refined Products and Crude Oil
Throughputs on our Central West Refined Product Pipelines and the East and North Pipelines depend on the level of demand for refined products in the markets served by the pipelines and the ability and willingness of the refiners and marketers having access to the pipelines to supply that demand through our pipelines.
The majority of the refined products delivered through the Central West Refined Product Pipelines and the North Pipeline are gasoline and diesel fuel that originate at refineries connected to our pipelines. Demand for these products fluctuates as prices for these products fluctuate. Prices fluctuate for a variety of reasons including the overall balance in supply and demand, which is affected by general economic conditions, among other factors. Prices for gasoline and diesel fuel tend to increase in the warm weather months when people tend to drive automobiles more often and for longer distances.
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
The North Pipeline is heavily dependent on Tesoro’s Mandan, North Dakota refinery, which primarily runs North Dakota crude oil (although it has the ability to process other crude oils). If operations at the Tesoro refinery were interrupted, it could have a material adverse effect on our operations. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by CHS Inc., HollyFrontier Corporation and Phillips 66, respectively. The East Pipeline also has access to Gulf Coast supplies of products through third party connecting pipelines that receive products originating on the Gulf Coast.
Other than the Valero Energy refineries and the Tesoro refinery described above, if operations at any one refinery were discontinued, we believe (assuming unchanged demand for refined products in markets served by the refined product pipelines) that the effects thereof would be short-term in nature and our business would not be materially adversely affected over the long-term because such discontinued production could be replaced by other refineries or other sources.
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
Demand for and Sources of Anhydrous Ammonia
The Ammonia Pipeline is one of two major anhydrous ammonia pipelines in the United States and the only one capable of receiving products from outside the United States directly into the system and transporting anhydrous ammonia into the nation’s corn belt.
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
Customers
The largest customer of our pipeline segment was Valero Energy, which accounted for approximately 37% of the total segment revenues for the year ended December 31, 2016. In addition to Valero Energy, our customers include integrated oil companies, refining companies, farm cooperatives, railroads and others. No other customer accounted for a significant portion of the total revenues of the pipeline segment for the year ended December 31, 2016.
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
Certain of our crude oil pipelines serve areas or refineries impacted by domestic shale oil production in the Eagle Ford, Permian Basin and Granite Wash regions. Our pipelines also face competition from other crude oil pipelines and truck transportation in these regions. However, that exposure is mitigated through our long-term contracts and minimum volume commitments with creditworthy customers.
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

Competitors of the Ammonia Pipeline include the other major anhydrous ammonia pipeline, owned by Magellan, which originates in Oklahoma and Texas and terminates in Minnesota. The competing pipeline has the same Direct Application demand and weather issues as the Ammonia Pipeline but is restricted to domestically produced anhydrous ammonia. Midwest production facilities, nitrogen fertilizer substitutes and barge and railroad transportation represent other forms of direct competition to the Ammonia Pipeline under certain market conditions.

STORAGE
Our storage segment consists of facilities that provide storage, handling and other services for petroleum products, crude oil, specialty chemicals and other liquids. As of December 31, 2016, we owned and operated:

•	40 terminal and storage facilities in the United States and one terminal in Nuevo Laredo, Mexico, with total storage capacity of 53.2 million barrels;

•	A terminal on the island of St. Eustatius with tank capacity of 14.4 million barrels and a transshipment facility;

•	A terminal located in Point Tupper, Canada with tank capacity of 7.8 million barrels and a transshipment facility; and

•	Six terminals located in the United Kingdom and one terminal located in Amsterdam, the Netherlands, with total storage capacity of approximately 9.5 million barrels.
Description of Major Terminal Facilities
St. Eustatius. We own and operate a 14.4 million barrel petroleum storage and terminalling facility located on the island of St. Eustatius in the Caribbean, which is located at a point of minimal deviation from major shipping routes. This facility is capable of handling a wide range of petroleum products, including crude oil and refined products, and it can accommodate heavily laden ultra large crude carriers, or ULCCs, for loading and discharging crude oil and other petroleum products. A two-berth jetty, a two-berth monopile with platform and buoy systems, a floating hose station and an offshore single point mooring (SPM) buoy with loading and unloading capabilities serve the terminal’s customers’ vessels. The fuel oil and petroleum product facilities have in-tank and in-line blending capabilities, while the crude tanks have tank-to-tank blending capability and in-tank mixers. In addition to the storage and blending services at St. Eustatius, this facility has the flexibility to utilize certain storage capacity for both feedstock and refined products to support our atmospheric distillation unit, which is capable of handling up to 25,000 barrels per day of feedstock, ranging from condensates to heavy crude oil. We own and operate all of the berthing facilities at the St. Eustatius terminal. Separate fees apply for use of the berthing facilities, as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.

We currently have strategic projects at the St. Eustatius terminal to make it more flexible and marketable. These projects include: (i) replacing the existing SPM with a refurbished SPM and the installation of two subsea pipelines from the SPM, which will give us the option to load and unload two different products at the SPM and segregate and store various grades of crude to and from the SPM, (ii) pipeline improvements and (iii) tank upgrades, repairs and rebuilds. Upon completion of these projects, we will also have the capability to load or unload three crude vessels at a time. We expect these projects to be completed by the end of 2017.
Refinery Storage Tanks. We own and operate crude oil storage tanks with an aggregate storage capacity of 10.9 million barrels that are physically integrated with and serve refineries owned by Valero Energy at Corpus Christi and Texas City, TX and Benicia, CA. Effective January 1, 2017, we lease our refinery storage tanks in exchange for a fixed fee, whereas these were previously throughput-based tanks.
St. James, Louisiana. Our St. James terminal, which is located on the Mississippi River near St. James, Louisiana, has a total storage capacity of 9.9 million barrels. The facility is located on almost 900 acres of land, some of which is undeveloped. The majority of the storage tanks and infrastructure are suited for light crude oil, with certain of the tanks capable of fuel oil or heated crude oil storage. Additionally, the facility has one barge dock and two ship docks. Our St. James terminal can receive product from gathering pipelines in the Gulf of Mexico and deliver to connecting pipelines that supply refineries in the Gulf Coast and Midwest. The St. James terminal also has two unit train rail facilities and a manifest rail facility, which are served by the Union Pacific Railroad and have a combined capacity of approximately 200,000 barrels per day.
Point Tupper. We own and operate a 7.8 million barrel terminalling and storage facility located at Point Tupper on the Strait of Canso, near Port Hawkesbury, Nova Scotia. This facility is the deepest independent, ice-free marine terminal on the North American Atlantic coast, with access to the East Coast, Canada and the Midwestern United States via the St. Lawrence Seaway and the Great Lakes system. With one of the premier jetty facilities in North America, the Point Tupper facility can accommodate heavily laden ULCCs for loading and discharging crude oil, petroleum products and petrochemicals. Crude oil and petroleum product movements at the terminal are fully automated. Separate fees apply for use of the jetty facility, as well as associated services, including pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.
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

Amsterdam. Our Amsterdam terminal has a total storage capacity of 3.8 million barrels. This facility is located at the Port of Amsterdam and primarily stores petroleum products, including gasoline, diesel and fuel oil. This facility has two docks for vessels and five docks for inland barges.

Corpus Christi North Beach. We own and operate a 3.2 million barrel crude oil storage and terminalling facility located at the Port of Corpus Christi in Texas. The facility supports our South Texas Crude System and our customer’s Harvest pipeline system. It also provides our customers with the flexibility to segregate and deliver crude oil and processed condensate. This facility has four docks, including one private dock, and can load crude oil onto ships simultaneously on all four docks at a maximum rate of 95,000 barrels per hour. This facility will have exclusive-use access to the Port of Corpus Christi’s new crude oil dock expected to be completed in 2017. The Corpus Christi North Beach terminal will have the capacity to move on average between 650,000 and 700,000 barrels per day and can accommodate Aframax-class vessels.
Terminal and Storage Facilities
The following table sets forth information about our terminal and storage facilities as of December 31, 2016:

Facility	Tank Capacity
(Barrels)
Colorado Springs, CO	328,000
Denver, CO	110,000
Albuquerque, NM	251,000
Abernathy, TX	160,000
Amarillo, TX	269,000
Corpus Christi, TX	483,000
Corpus Christi, TX (North Beach)	3,244,000
Edinburg, TX	340,000
El Paso, TX (b)	419,000
Harlingen, TX	286,000
Laredo, TX	215,000
San Antonio, TX (c)	375,000
Southlake, TX	569,000
Nuevo Laredo, Mexico	35,000
Central West Terminals	7,084,000

Pittsburg, CA	398,000
Rosario, NM	166,000
Catoosa, OK	358,000
Houston, TX	86,000
Asphalt Terminals	1,008,000

Facility	Tank Capacity
(Barrels)
Jacksonville, FL	2,593,000
St. James, LA	9,917,000
Texas City, TX (c)	2,964,000
Gulf Coast Terminals	15,474,000

Blue Island, IL	690,000
Andrews AFB, MD (a)	75,000
Baltimore, MD	818,000
Piney Point, MD	5,402,000
Linden, NJ (c)	4,647,000
Paulsboro, NJ	74,000
Virginia Beach, VA (a)	41,000
North East Terminals	11,747,000

Los Angeles, CA	608,000
Selby, CA	3,074,000
Stockton, CA	816,000
Portland, OR	1,345,000
Tacoma, WA	391,000
Vancouver, WA (c)	774,000
West Coast Terminals	7,008,000

Corpus Christi, TX	4,030,000
Texas City, TX	3,141,000
Benicia, CA	3,683,000
Refinery Storage Tanks	10,854,000

Grays, England	1,958,000
Eastham, England	2,096,000
Runcorn, England	149,000
Grangemouth, Scotland	719,000
Glasgow, Scotland	353,000
Belfast, Northern Ireland	408,000
United Kingdom Terminals	5,683,000

St. Eustatius, the Netherlands	14,411,000
Amsterdam, the Netherlands	3,834,000
Point Tupper, Canada	7,778,000

Total Terminals and Storage Facilities	84,881,000

(a)	Terminal facility also includes pipelines to U.S. government military base locations.

(b)	We own a 67% undivided interest in the El Paso refined product terminal. The tank capacity represents the proportionate share of capacity attributable to our ownership interest.

(c)	Location includes two terminal facilities.

Storage Operations
Revenues for the storage segment include fees for tank storage agreements, where a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, where a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. We previously charged a fee for each barrel of crude oil and certain other feedstocks that we deliver to Valero Energy’s Benicia, Corpus Christi West and Texas City refineries from our crude oil refinery storage tanks. Effective January 1, 2017, we lease these refinery storage tanks in exchange for a fixed fee. Certain of our facilities charge fees to provide marine services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services.
Demand for Refined Petroleum Products and Crude Oil
The operations of our refined product terminals depend in large part on the level of demand for products stored in our terminals in the markets served by those assets. The majority of products stored in our terminals are refined petroleum products. Demand for our terminalling services will generally increase or decrease with demand for refined petroleum products, and demand for refined petroleum products tends to increase or decrease with the relative strength of the economy. In addition, the forward pricing curve can have an impact on demand. For example, in a contango market (when the price for future storage is expected to exceed current prices), demand for storage services will generally increase. As of December 31, 2016, almost all of our tank storage capacity is under contract.
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
Customers
We provide storage and terminalling services for crude oil and refined petroleum products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The largest customer of our storage segment is Valero Energy, which accounted for approximately 21% of the total revenues of the segment for the year ended December 31, 2016. No other customer accounted for a significant portion of the total revenues of the storage segment for the year ended December 31, 2016.
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
Our St. Eustatius and Point Tupper terminals have historically functioned as “break bulk” facilities, which handled imports of light crude from foreign sources into the U.S. to satisfy U.S. East Coast and Gulf Coast refinery demand for light crude.  Light crude suppliers brought the crude from the Middle East and other foreign regions on very large ships, which are efficient for long routes.  These large ships, due to draft constraints, are unable to navigate far enough inland to deliver directly to U.S.

shores, which necessitates unloading these ships to storage and subsequent loading onto smaller ships that can bring the crude to the refiners, a process referred to as “break bulk.”  Both terminals are well-located to provide this service.
As the supply of light crude from various U.S. shale formations has increased, U.S. demand for foreign light crude oil, particularly on the U.S. Gulf Coast, has dropped.  This reduced demand for imported light crude has, in turn, changed oil trade flow patterns around the world, thereby depressing the demand for break bulk services.  At the same time, South American production of heavy crude has ramped up significantly.  As demand for export of heavy crude out of South America has risen, so has the demand for “build bulk” services. In order to reduce costs and increase efficiencies for long routes to customers abroad, exporting producers need to consolidate their heavy oil cargos from the small ships used to move the heavy crude off shore to a large vessel that is more efficient for long routes, a process referred to as “build bulk.” Our St. Eustatius terminal’s location is well-suited to build bulk for South American producers headed to customers overseas, primarily in Asia.
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
Customers
Fuels marketing customers include major integrated refiners and trading companies. Customers for our bunker fuel sales are mainly ship owners, including cruise line companies. No customer accounted for a significant portion of the total revenues of the fuels marketing segment for the year ended December 31, 2016.
Competition and Business Considerations
Our fuels marketing operations have numerous competitors, including large integrated refiners, marketing affiliates of other partnerships in our industry, as well as various international and domestic trading companies. In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel.

EMPLOYEES

As of December 31, 2016, we had 1,661 employees. We believe that we have a satisfactory relationship with our employees.

RATE REGULATION

Several of our pipelines are interstate common carrier pipelines, which are subject to regulation by the FERC under the Interstate Commerce Act (ICA) and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate liquids pipelines to be just, reasonable, not unduly discriminatory and not unduly preferential. The ICA also requires tariffs that set forth the rates a common carrier pipeline charges for providing transportation services on its interstate common carrier liquids pipelines, as well as the rules and regulations governing these services, to be maintained on file with the FERC and posted publicly. The EP Act deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such “grandfathered” rates. The EP Act and its implementing regulations also allow interstate common carrier liquids pipelines to annually index their rates up to a prescribed ceiling level and require that such pipelines index their rates down to the prescribed ceiling level if the index is negative. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

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

In addition to federal regulatory body oversight, various states, including Colorado, Kansas, Louisiana, North Dakota and Texas, maintain commissions focused on the rates and practices of common carrier pipelines offering services within their borders. Although the applicable state statutes and regulations vary, they generally require that intrastate pipelines publish tariffs setting forth all rates, rules and regulations applying to intrastate service, and generally require that pipeline rates and practices be just, reasonable and nondiscriminatory.

Shippers may challenge tariff rates, rules and regulations on our pipelines. In most instances, state commissions have not initiated investigations of the rates or practices of pipelines in the absence of shipper complaints. There are no pending challenges or complaints regarding our tariffs.

ENVIRONMENTAL, HEALTH, SAFETY AND SECURITY REGULATION

Our operations are subject to extensive federal, state and local environmental laws and regulations, in the U.S. and in the other countries in which we operate, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels and pollution prevention measures, among others. Our operations are also subject to extensive federal, state and local health and safety laws and regulations, including those relating to worker and pipeline safety, pipeline integrity and operator qualifications. The principal environmental and safety risks associated with our operations relate to unauthorized or unpermitted emissions into the air, unauthorized releases into soil, surface water or groundwater, personal injury and property damage. Compliance with these environmental, health and safety laws, regulations and related permits increases our capital expenditures and operating expenses, and violation of these laws, regulations or permits could result in significant civil and criminal liabilities, injunctions or other penalties.

We have adopted policies, practices and procedures to address pollution control, pipeline integrity, operator qualifications, public relations and education, process safety management, risk management planning, hazard communication, emergency response planning, community right-to-know, occupational health and the handling, storage, use and disposal of hazardous materials. Our policies are designed to comply with applicable federal, state and local laws and regulations and to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could necessitate changes to operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs. While we believe that we are in substantial compliance with the health, safety and environmental regulations applicable to us, risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.

It is possible that these statutes and the related regulations may be revised to be more restrictive in the future, necessitating additional capital expense to ensure our operations are in compliance. We are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures. In 2016, our capital expenditures attributable to compliance with environmental regulations were $14.3 million, and we currently project spending to be approximately $17.7 million in this regard in 2017.

Violations of any of the environmental, health, safety and security statutes and related regulations discussed below could result in significant costs and liabilities. It is possible that these statutes and the related regulations may be revised to be more restrictive in the future, necessitating additional capital expense to ensure our operations are in compliance. However, while compliance may affect our capital expenditures and operating expenses, we believe that the cost of such compliance will not have a material impact on either our competitive position or our financial condition or results of operations.

RENEWABLE ENERGY AND ALTERNATIVE FUEL MANDATES

Several federal and state programs require, subsidize or encourage the purchase and use of renewable energy and alternative fuels, such as battery-powered engines, biodiesel, wind energy and solar energy. These programs may over time offset projected increases or reduce the demand for refined petroleum products, particularly gasoline, in certain markets. The increased production and use of biofuels may also create opportunities for additional pipeline transportation and additional blending opportunities within the storage segment, although that potential cannot be quantified at present. Other legislative changes may similarly alter the expected demand and supply projections for refined petroleum products in ways that cannot be predicted.

WATER

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, as well as analogous or more stringent state and local statutes and regulations, impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into waters is generally prohibited, except in accordance with the terms of a permit issued by applicable federal or state authorities. The Oil Pollution Act further regulates the discharge of oil and the response to and liability for oil spills. The Rivers and Harbors Act also regulates pipeline crossings of waterways.

AIR

Discharges of pollutants into the air are restricted and controlled by the Federal Clean Air Act, as amended, and various applicable state and local statutes and regulations. These laws and related regulations generally require permits issued by applicable federal or state authorities for any discharge and also impose various monitoring and reporting requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, and obtain and strictly comply with the provisions of any air permits.

SOLID WASTE

The Federal Resource Conservation and Recovery Act (RCRA) and analogous or more stringent state and local statutes and regulations impose restrictions and strict controls regarding solid wastes, including hazardous wastes. We currently are not required to comply with a substantial portion of RCRA requirements because we do not operate any waste treatment, storage or disposal facilities. However, it is possible that additional wastes, which could include wastes currently generated during operations, will be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes.

HAZARDOUS SUBSTANCES

The Federal Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA or “Superfund,” and analogous or more stringent state and local statutes and regulations, impose restrictions and liability, including joint and several liability, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release or threatened release of a hazardous substance into the environment. These classes of persons can include the owner or operator of the facility and those that disposed or arranged for the disposal of the hazardous substances. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats that endanger public health or the environment and to seek recovery from the responsible classes of persons for the costs they incur. In the course of our ordinary operations, we may generate and arrange for the disposal of wastes that fall within CERCLA’s definition of a hazardous substance.

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

While remediation of subsurface contamination is in process at several of our facilities, based on currently available information, we believe that the cost of these activities should not materially affect our financial condition or results of operations. The aggregate total cost of a given remediation project can be difficult to estimate, and, therefore, there can be no assurances that the future costs will not become material. Further, it is possible that these statutes and the related regulations may be revised to be more restrictive in the future, necessitating additional capital expense to ensure compliance. We are unable to estimate the effect on our financial condition or results of operations or the amount and timing of such required expenditures.

PIPELINE AND OTHER ASSET INTEGRITY AND SAFETY

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

SECURITY

We are also subject to Coast Guard and Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to the Transportation Security Administration’s Pipeline Security Guidelines. We have implemented an inspection program designed to monitor and enforce compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities. While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered by the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We currently have our own cybersecurity programs and protocols in place; however, we cannot guarantee their effectiveness, and successful penetration of our critical systems could have a material effect on our operations and those of our customers.

RISK FACTORS
RISKS RELATED TO OUR BUSINESS

We may not be able to generate sufficient cash from operations to enable us to pay quarterly distributions to our unitholders at current levels.
The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on, among other things:

•	throughput volumes transported in our pipelines;

•	storage contract renewals or throughput volumes in our terminals and storage facilities;

•	tariff rates and fees we charge and the revenue we realize for our services;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	the effect of worldwide energy conservation measures;

•	our operating costs;

•	the costs to comply with environmental, health, safety and security laws and regulations;

•	weather conditions;

•	domestic and foreign governmental regulations and taxes;

•	prevailing economic conditions; and

•	the results of our marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks.

In addition, the amount of cash that we will have available for distribution depends on other factors, including:

•	our debt service requirements and restrictions on distributions contained in our current or future debt agreements;

•	the sources of cash used to fund our acquisitions;

•	our capital expenditures;

•	fluctuations in our working capital needs;

•	issuances of debt and equity securities and ability to access the capital markets; and

•	adjustments in cash reserves made by our general partner, in its discretion.

It is possible that one or more of the factors listed above may serve to reduce our available cash to such an extent that we could be rendered unable to pay distributions at the current level or at all in a given quarter. Furthermore, cash distributions to our unitholders depend primarily upon our cash flows, including cash flows from reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items, and we may make cash distributions during periods in which we record net losses and may not make cash distributions during periods in which we record net income.

Continued low crude oil prices could have an adverse impact on our results of operations, cash flows and ability to make distributions to our unitholders.
Since late 2015, the price of crude oil has been depressed, which has caused most crude oil producers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. On the other hand, refiners have benefited from lower crude prices, to the extent that lower feedstock price has been coupled with higher demand for certain refined products in some regional markets. While only a relatively small proportion of our total business is directly affected by the price of crude, a further protracted period of low crude oil prices and overall economic downturn could have a negative impact on our results of operations.

An extended period of reduced demand for or supply of crude oil and refined products could affect our results of operations and ability to make distributions to our unitholders.
Although we enter into throughput and deficiency agreements to protect against near-term fluctuations, our business is ultimately dependent upon the long-term demand for and supply of the crude oil and refined products we transport in our pipelines and store in our terminals. Any sustained decrease in demand for refined products in the markets our pipelines and terminals serve that extends beyond the expiration of our existing throughput and deficiency agreements could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and our ability to make distributions at current levels to our unitholders. Factors that could lead to a decrease in market demand include:

•	a recession or other adverse economic condition that results in lower spending by consumers on gasoline, diesel and travel;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in automotive engine fuel economy, whether as a result of a shift by consumers to more fuel-efficient vehicles or technological advances by manufacturers;

•	the increased use of alternative fuel sources;

•
an increase in the market price of crude oil that leads to higher refined product prices, which may reduce demand for refined products and drive demand for alternative products. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control, and increases in the price of crude oil may result in a lower demand for refined products that we transport, store and market, including fuel oil; and

•	a decrease in corn acres planted for ethanol, which may reduce demand for anhydrous ammonia.

Similarly, any sustained decrease in the supply of crude oil and refined products in markets we serve could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and our ability to make distributions at current levels to our unitholders. Factors that could lead to a decrease in supply to our pipelines and terminals include:

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
Our ability to maintain and grow our distributions to unitholders depends on the growth of our existing businesses and strategic acquisitions.  Decisions regarding new growth projects rely on numerous estimates, including, among other factors, predictions of future demand for our services, future supply shifts, crude oil production estimates, commodity price environments, economic conditions and potential changes in the financial condition of our customers. Our predictions of such factors could cause us to forego certain investments and to lose opportunities to competitors who make investments based on different predictions. If we are unable to acquire new assets, due either to high prices or a lack of attractive synergistic targets, our future growth will be limited. In addition, our future growth will be limited if we are unable to develop additional expansion projects, implement business development opportunities and finance such activities on economically acceptable terms, which could adversely impact our results of operations and cash flows and, accordingly, result in reduced distributions over time.

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
Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted operating results. Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, such delays or cost increases may arise as a result of factors that are beyond our control, including:

•	non-performance or delay by, or disputes with, counterparties, vendors, suppliers, contractors or sub-contractors involved with a project;

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	protests and other activist interference with planned or in-process projects;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages; or

•	market-related increases in a project’s debt or equity financing costs.

We will incur financing costs during the planning and construction phases of our projects; however, the operating cash flows we expect these projects to generate will not materialize until sometime after the projects are completed, if at all. Additionally, our forecasted operating results from capital spending projects are based upon our projections of future market fundamentals that are not within our control, including changes in general economic conditions, the supply and demand of crude oil and refined products, availability to our customers of attractively priced alternative solutions for storage, transportation or supplies of crude oil and refined products and overall customer demand.

If we are unable to retain current customers, renew existing contracts and maintain utilization of our pipeline and storage assets or we are unable to attract new customers and enter into new contracts, in either case at current or more favorable rates, our revenue and cash flows could be reduced to levels that could adversely affect our ability to make quarterly distributions to our unitholders.
Our revenue and cash flows are generated primarily from our customers’ payments of fees under throughput contracts and storage agreements. Failure to renew or enter into new contracts or our storage customers’ material reduction of utilization under existing contracts could result from many factors, including:

•	continued low crude oil prices;

•	a material decrease in the supply or price of crude oil;

•	a material decrease in demand for refined products in the markets served by our pipelines and terminals;

•	competition for customers from companies with comparable assets and capabilities;

•	scheduled turnarounds or unscheduled maintenance at refineries we serve;

•	operational problems or catastrophic events affecting our assets or a refinery we serve;

•	environmental proceedings or other litigation that compel the cessation of all or a portion of the operations at our assets or a refinery we serve;

•	increasingly stringent environmental, health, safety and security regulations;

•
a decision by our current customers to redirect refined products transported in our pipelines to markets not served by our pipelines or to transport crude oil or refined products by means other than our pipelines; or

•	a decision by our current customers to sell one or more of the refineries we serve to a purchaser that elects not to use our pipelines and terminals.

Competing midstream service providers, including certain major energy and chemical companies, possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine our ability to obtain and retain customers or reduce utilization of our leased assets, which could reduce our revenues and cash flows, thereby reducing our ability to make our quarterly distributions to unitholders.
Our competitors include major energy and chemical companies, some of which have greater financial resources, more pipelines or storage terminals, greater capacity pipelines or storage terminals and greater access to supply than we do. Certain of our competitors also may have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. As a consequence of increased competition in the industry, some of our customers may be reluctant to renew or enter into long-term contracts or contracts that provide for minimum throughput amounts in the future. Our inability to renew or replace our current contracts as they expire, to enter into contracts for newly acquired, constructed or expanded assets and to respond appropriately to changing market conditions could have a negative effect on our revenue, cash flows and ability to make quarterly distributions to our unitholders.

Our future financial and operating flexibility may be adversely affected by our significant leverage, any future downgrades of our credit ratings, restrictions in our debt agreements and conditions in the financial markets.
As of December 31, 2016, our consolidated debt was $3.1 billion. We also may be required to post cash collateral under certain of our hedging arrangements, which we expect to fund with borrowings under our revolving credit agreement. In addition to any potential direct financial impact of our debt, it is possible that any material increase to our debt or other negative financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades and increased costs for us to access the capital markets. Any downgrades in our credit ratings in the future could result in increases to the interest rates on borrowings under our credit facilities and the 7.65% senior notes due 2018, significantly increase our capital costs, reduce our liquidity and adversely affect our ability to raise capital in the future.

Our revolving credit agreement contains restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the revolving credit agreement requires us to maintain, as of the end of each rolling period (consisting of any period of four consecutive fiscal quarters) a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the revolving credit agreement) not to exceed 5.00-to-1.00. Failure to comply with any of the revolving credit agreement restrictive covenants or this coverage ratio will result in a default and could result in acceleration of our obligations under this agreement and possibly other indebtedness.

Our accounts receivable securitization program contains various customary affirmative and negative covenants and default, indemnification and termination provisions, and the related receivables financing agreement (pursuant to which we are initial servicer and performance guarantor) provides for acceleration of amounts owed upon the occurrence of certain specified events.

Our debt service obligations, restrictive covenants and maturities resulting from our leverage may adversely affect our ability to finance future operations, pursue acquisitions, fund our capital needs and pay cash distributions to our unitholders at current levels. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions. For example, during an event of default under certain of our debt agreements, we would be prohibited from making cash distributions to our unitholders. Also, if any of our lenders file for bankruptcy or experience severe financial hardship, they may not honor their pro rata share of our borrowing requests under the revolving credit agreement, which may significantly reduce our available borrowing capacity and, as a result, materially adversely affect our financial condition and ability to pay distributions to our unitholders at current levels.

Increases in interest rates could adversely affect our business and the trading price of our units.
We have significant exposure to increases in interest rates. At December 31, 2016, we had approximately $3.1 billion of consolidated debt, of which $1.8 billion was at fixed interest rates and $1.3 billion was at variable interest rates. In addition, prior ratings downgrades on our existing indebtedness caused interest rates under our revolving credit agreement and our senior notes due 2018 to increase effective January 2013, and any future downgrades may cause interest rates on our variable interest rate debt to increase further. Additionally, at December 31, 2016, we had $600.0 million aggregate notional amount of interest rate swap arrangements, which increase our exposure to variable interest rates. As a result, our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates. In addition, we historically have funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through debt or equity offerings. An increase in interest rates may negatively impact our ability to access the capital markets at economically attractive rates.

Furthermore, the market price of master limited partnership units, like other yield-oriented securities, may be affected by, among other factors, implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, increases or decreases in interest rates may affect whether or not certain investors decide to invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity or incur debt to expand or for other purposes or make cash distributions at intended levels.

Depending on conditions in the credit and capital markets at a given time, we may not be able to obtain funding on acceptable terms or at all, which may hinder or prevent us from meeting our future capital needs.
The domestic and global financial markets and economic conditions are from time to time disrupted and volatile due to a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions and uncertainty in the financial services sector. In addition, there are fewer investors and lenders willing to invest in the debt and equity capital markets in issuances by master limited partnerships than there are for more traditionally structured corporations. As a result, the cost of raising capital in the debt and equity capital markets could increase substantially or the availability of funds from these markets could diminish. The cost of obtaining funds from the credit markets may increase as many lenders and institutional investors increase interest rates, enact tighter lending standards, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers.

In addition, lending counterparties under our existing revolving credit facility and other debt instruments may be unwilling or unable to meet their funding obligations. Due to these factors, we cannot be certain that new debt or equity financing will be available on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our growth strategy, complete future acquisitions or construction projects or take advantage of other business opportunities, any of which could have a material adverse effect on our revenues and results of operations.

Our operations are subject to operational hazards and interruptions, and we cannot insure against and/or predict all potential losses and liabilities that might result therefrom.
Our operations and those of our customers and suppliers are subject to operational hazards and unforeseen interruptions such as natural disasters, adverse weather, accidents, fires, explosions, hazardous materials releases, mechanical failures and other events beyond our control. These events might result in a loss of life or equipment, injury or extensive property damage, as well as an interruption in our operations or those of our customers or suppliers. In the event any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole.

As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further; therefore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. Certain insurance coverage could become subject to broad exclusions, become unavailable altogether or become available only for reduced amounts of coverage and at higher rates. For example, our insurance carriers require broad exclusions for losses due to terrorist acts. If we were to incur a significant liability for which we are not fully insured, such a liability could have a material adverse effect on our financial position.

We could be subject to damages or lose customers due to failure to maintain certain quality specifications or other claims related to the operation of our assets and the services we provide to our customers.
Certain of the products we store and transport are produced to precise customer specifications. If we fail to maintain the quality and purity of the products we receive and/or a product fails to perform in a manner consistent with the quality specifications required by the customer, the customer could seek replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. We also could face other claims by our customers if our assets do not operate as expected by our customers or our services otherwise do not meet our customers’ expectations. A successful claim or series of claims against us could result in unforeseen expenditures and a loss of one or more customers.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, vendors or derivative counterparties could reduce our revenues, increase our expenses and otherwise have a negative impact on our ability to conduct our business, operating results, cash flows and ability to make distributions to our unitholders.
Weak economic conditions and widespread financial stress could reduce the liquidity of our customers, vendors or counterparties, making it more difficult for them to meet their obligations to us. We are therefore subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. In addition, nonperformance by vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. Furthermore, nonpayment by the counterparties to any of our outstanding derivatives could expose us to additional interest rate or commodity price risk. Any substantial increase in the nonpayment and nonperformance by our customers, vendors or counterparties could have a material adverse effect on our results of operations, cash flows and ability to make distributions to unitholders.

Potential future acquisitions and expansions, if any, may increase substantially the level of our indebtedness and contingent liabilities or otherwise change our capital structure, and we may be unable to integrate acquisitions and expansions effectively into our existing operations.
From time to time, we evaluate and acquire assets and businesses that we believe complement or diversify our existing assets and operations. Acquisitions may require us to raise a substantial amount of equity or incur a substantial amount of indebtedness. If we consummate any future material acquisitions, our capitalization and results of operations may change significantly, and unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in connection with any future acquisitions.

Acquisitions and business expansions involve numerous risks, including difficulties in the assimilation of the assets and operations of the acquired businesses, inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and with new geographic areas. Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined. Successful business combinations will require our management and other personnel to devote significant amounts of time to integrating the acquired businesses with our existing operations. These efforts may temporarily distract their attention from day-to-day business, the development or acquisition of new properties and other business opportunities. If we do not successfully integrate any past or future acquisitions, or if there is any significant delay in achieving such integration, our business and financial condition could be adversely affected.

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
We obtain the rights to construct and operate our pipelines, storage terminals and other facilities on land owned by third parties and governmental agencies. Many of our rights-of-way or other property rights are perpetual in duration while others are for a specific period of time. In addition, some of our facilities are located on leased premises. Our loss of property rights, through our inability to renew right-of-way contracts or leases or otherwise, could adversely affect our operations and cash flows available for distribution to unitholders.

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

We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.
Our facilities operate under a number of federal, state and local permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These limits and standards require a significant amount of monitoring, recordkeeping and reporting in order to demonstrate compliance with the underlying permit, license or approval. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. In addition, public protest and responsive government intervention have recently made it more difficult for some energy companies to acquire the permits required to complete planned infrastructure projects. A decision by a government agency to deny or delay issuing a new or renewed permit, license or approval, or to revoke or substantially modify an existing permit, license or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We may have liabilities from our assets that preexist our acquisition of those assets, but that may not be covered by indemnification rights we may have against the sellers of the assets.
In some cases, we have indemnified the previous owners and operators of acquired assets. Some of our assets have been used for many years to transport and store crude oil and refined products, and releases may have occurred in the past that could require costly future remediation. If a significant release or event occurred in the past, the liability for which was not retained by the seller, or for which indemnification by the seller is not available, it could adversely affect our financial position and results of operations. Conversely, if future releases or other liabilities arise from assets we have sold, we could incur costs related to those liabilities if the buyer possesses valid indemnification rights against us with respect to those assets.

Climate change legislation and other regulatory initiatives may decrease demand for the products we store, transport and sell and increase our operating costs.
In response to scientific studies asserting that emissions of certain “greenhouse gases” such as carbon dioxide and methane may be contributing to warming of the Earth’s atmosphere, the U.S. Congress, European Union and other political bodies have considered legislation or regulation to reduce emissions of greenhouse gases. Passage of climate change legislation or other regulatory initiatives in areas in which we conduct business could result in changes to the demand for the products we store, transport and sell, and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions or administer and manage a greenhouse gas emissions program. Even though we attempt to mitigate such lost revenues or increased costs through the contracts we sign with our customers, we may be unable to recover those revenues or mitigate the increased costs, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC, the STB or other regulators and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control or other initiatives could have adverse effects on our business, financial position, results of operations and prospects.

We operate a global business that exposes us to additional risk.
We operate a global business and a significant portion of our revenues come from our business outside of the United States. Our operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other foreign laws prohibiting corrupt payments, as well as import and export regulations. Additionally, the decision by the United Kingdom to exit the European Union could adversely affect our operations in the United Kingdom and in Europe; however, the nature and magnitude of any such effects are not yet apparent. We also have assets in certain emerging markets, and the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels, in a country or region in which we do business as well as difficulties in staffing and managing foreign operations may adversely affect our operations or financial results.

Our operations are subject to federal, state and local laws and regulations, in the U.S. and in the other countries in which we operate, relating to environmental, health, safety and security that could require us to make substantial expenditures.
Our operations are subject to increasingly stringent federal, state and local environmental, health, safety and security laws and regulations. Transporting, storing and distributing hazardous materials, including petroleum products, entails the risk that these products may be released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability to government agencies including for damages to natural resources, personal injury or property damages to private parties and significant business interruption. Further, certain of our pipeline facilities may be subject to the pipeline integrity and safety regulations of various federal and state regulatory agencies. In recent years, increased regulatory focus on pipeline integrity and safety has resulted in various proposed or adopted regulations. The implementation of these regulations, and the adoption of future regulations, could require us to make additional capital expenditures, including to install new or modified safety measures, or to conduct new or more extensive maintenance programs.

Current and future legislative action and regulatory initiatives could also result in changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport and decreased demand for products we handle that cannot be assessed with certainty at this time. We may be required to make expenditures to modify operations or install pollution control equipment or release prevention and containment systems that could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services.

We own or lease a number of properties that were used to transport, store or distribute products for many years before we acquired them; therefore, such properties were operated by third parties whose handling, disposal or release of products and wastes was not under our control. Environmental laws and regulations could impose obligations to conduct assessment or remediation efforts at our facilities, third-party sites where we take wastes for disposal, or where wastes have migrated. Environmental laws and regulations also may impose joint and several liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault. If we were to incur a significant liability pursuant to environmental, health, safety or security laws or regulations, such a liability could have a material adverse effect on our financial position.

Our interstate common carrier pipelines are subject to regulation by the FERC.
The FERC regulates the tariff rates and terms and conditions of service for interstate oil movements on our common carrier pipelines. FERC regulations require that these rates must be just and reasonable and that the pipeline not engage in undue discrimination or undue preference with respect to any shipper. Under the ICA, the FERC or shippers may challenge our pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may suspend collection of such new rate for up to seven months. If such new rate is found to be unjust and unreasonable, the FERC may order refunds of amounts collected in excess of amounts generated by the just and reasonable rate determined by the FERC. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after the rates and terms and conditions of service are in effect. If the FERC, in response to such a complaint or on its own initiative, initiates an investigation of rates that are already in effect, the FERC may order a carrier to change its rates prospectively. If existing rates are challenged and are determined by the FERC to be in excess of a just and reasonable level, a shipper may obtain reparations for damages sustained during the two years prior to the date the shipper filed a complaint.

We use various FERC-authorized rate change methodologies for our interstate pipelines, including indexing, cost-of-service rates, market-based rates and settlement rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. For the five-year period beginning July 1, 2011, the index was measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 2.65%. For the five-year period beginning July 1, 2016, the current index is measured by the year-over-year change in the Bureau of Labor’s producer price index for finished goods, plus 1.23%. FERC’s determination of the index for the period beginning July 1, 2016 is on appeal at the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), and the index for the five-year period beginning July 1, 2016 is therefore subject to change. Further, some of our newer projects that involved an open season include negotiated indexation rate caps.

In October 2016, the FERC initiated an Advance Notice of Proposed Rulemaking (ANOPR) to determine whether to require oil pipeline companies to file cost and revenue data for each of the company’s systems, with the definition of such systems also part of the ANOPR. Among other things, the ANOPR also proposed that index rate adjustments be capped or prohibited under certain circumstances and that ceiling rates be capped under certain circumstances.

These methodologies and the rulings of the D.C. Circuit could result in changes in our revenue that do not fully reflect changes in costs we incur to operate and maintain our pipelines. For example, our costs could increase more quickly or by a greater amount than the negotiated or, if adopted, FERC-mandated indexation rate cap.

The reporting of system-based cost and revenue data, if adopted, could lead to an increase in rate litigation at the FERC. Generally, shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s change in costs from the previous year. However, if the index results in a negative adjustment, we are required to reduce any rates that exceed the new maximum allowable rate. In addition, changes in the index might not be large enough to fully reflect actual increases in our costs. If the FERC’s rate-making methodologies change, any such change or new methodologies could result in rates that generate lower revenues and cash flow and could adversely affect our ability to make distributions at current levels to our unitholders and to meet our debt service requirements. Additionally, competition constrains our rates in various markets. As a result, we may from time to time be forced to reduce some of our rates to remain competitive.

Changes to FERC rate-making principles could have an adverse impact on our ability to recover the full cost of operating our pipeline facilities and our ability to make distributions at current levels to our unitholders.
In May 2005, the FERC issued a statement of general policy stating it will permit pipelines to include in their costs of service a tax allowance to reflect actual or potential tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Although this policy is generally favorable for pipelines that are organized as pass-through entities, it still entails rate risk due to the case-by-case review requirement. This tax allowance policy and the FERC’s application of that policy were appealed to the D.C. Circuit and, on May 29, 2007, the D.C. Circuit issued an opinion upholding the FERC’s tax allowance policy.

In two proceedings involving SFPP, L.P., a refined products pipeline system, shippers again challenged the FERC’s income tax allowance policy, alleging that it is unlawful for a pipeline organized as a tax-pass-through entity to be afforded an income tax allowance and that the income tax allowance is unnecessary because an allowance for income taxes for such pipelines is recovered indirectly through the rate of return on equity.  The FERC rejected these shipper arguments in multiple orders.  Petitions for review of the FERC’s rulings on the income tax allowance were filed with the D.C. Circuit.

On July 1, 2016, the D.C. Circuit issued an opinion granting the shippers’ petition for review of the FERC’s rulings on the income tax allowance, finding that the FERC had failed to demonstrate that there was no double recovery of taxes for partnerships that receive an income tax allowance in addition to the return they receive through the rate of return on equity. On this basis, the D.C. Circuit has remanded the issue back to the FERC and the FERC has established an industrywide Notice of Inquiry regarding this issue. Because the extent to which an interstate oil pipeline organized as a partnership is entitled to an income tax allowance is subject to a case-by-case review at the FERC and is a matter that remains under litigation and FERC review, the level of income tax allowance to which we would ultimately be entitled in a cost-of-service rate review is not certain. How the FERC’s income tax allowance policy is applied in practice to pipelines owned by publicly traded partnerships could impose limits on our ability to include a full income tax allowance in our cost of service.

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
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2016, our power costs equaled approximately $43.1 million, or 9.6% of our operating expenses for the year. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices, and increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

Terrorist attacks (and cyberattacks) and the threat of future attacks worldwide, as well as continued hostilities in the Middle East or other sustained military campaigns, may adversely impact our results of operations.
Increased security measures we have taken as a precaution against possible terrorist and cyberattacks have resulted in increased costs to our business. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of crude oil supplies and markets for refined products, instability in the financial markets that could restrict our ability to raise capital and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an attack.

The United States Department of Homeland Security has identified pipelines and other energy infrastructure assets as ones that might be specific targets of terrorist organizations or breaches of cybersecurity. These potential targets might include our pipeline systems, storage facilities or operating systems and may affect our ability to operate or control our pipeline and storage assets. Our systems and networks, as well as those of our customers, suppliers, vendors and counterparties, may become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential and proprietary information as well as disrupt our operations, damage our facilities or those of third parties or harm our reputation. Any failure or disruption of our systems could cause a substantial decrease in revenues, increased costs to respond or other financial loss, damage to reputation, increased regulation or litigation and/or inaccurate information reported from our operations. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Hedging transactions may limit our potential gains or result in significant financial losses.
While intended to reduce the effects of volatile commodity prices, hedging transactions, depending on the hedging instrument used, may limit our potential gains if petroleum product prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose us to the risk of financial loss in certain circumstances, including instances in which:

•	the counterparties to our hedging contracts fail to perform under the contracts; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices received.

The accounting standards regarding hedge accounting are complex and, even when we engage in hedging transactions that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our financial statements will reflect increased volatility due to these hedges, even when there is no underlying economic impact at that point. It is not possible for us to engage in a hedging transaction that completely mitigates our exposure to commodity prices, and our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into an effective hedge.

Our purchase and sale of crude oil and petroleum products may expose us to trading losses and hedging losses, and non-compliance with our risk management policies could result in significant financial losses.
Although our marketing and trading of crude oil and petroleum products represents a small percentage of our overall business, these activities expose us to some commodity price volatility risk for the purchase and sale of crude oil and petroleum products, including distillates and fuel oil. We attempt to mitigate this volatility risk through hedging, but we are still exposed to basis risk and may be required to post cash collateral under our hedging arrangements. We also may be exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, our marketing and trading activities, including any hedging activities, may cause volatility in our earnings. In addition, we will be exposed to credit risk in the event of non-performance by counterparties.

Our risk management policies may not eliminate all price risk since open trading positions will expose us to price volatility, and there is a risk that our risk management policies will not be complied with. Although we have designed procedures to anticipate and detect non-compliance, we cannot assure you that these steps will detect and prevent all violations of our trading policies and procedures, particularly if deception and other intentional misconduct are involved.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud, which could have a material and adverse impact on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to disclose material changes made in our internal controls over financial reporting on a quarterly basis and we are required to assess the effectiveness of our controls annually. Effective internal controls are necessary for us to provide reliable and timely financial reports, to prevent fraud and to operate successfully as a publicly traded limited partnership. Given the difficulties inherent in the design and operation of internal controls over financial reporting, we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404.

For the foregoing reasons, we can provide no assurance as to our, or our independent registered public accounting firm’s, future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have a material adverse effect on our financial condition, results of operations and cash flows and our ability to make distributions to our unitholders.

RISKS INHERENT IN AN INVESTMENT IN US

We do not have the same flexibility as other types of organizations to accumulate cash and equity and protect against illiquidity in the future.
Unlike a corporation, our partnership agreement requires us to make quarterly distributions to our unitholders of all available cash, after taking into account reserves for commitments and contingencies, including capital and operating costs and debt service requirements. As a result, we do not accumulate equity in the form of retained earnings in a manner typical of many other forms of organizations, including most traditional public corporations. We are therefore more likely than those organizations to require issuances of additional capital to finance our growth plans, meet unforeseen cash requirements and service our debt.

Additionally, the value of our common units and other limited partner interests may decrease in correlation with any reduction in our cash distributions per unit. Accordingly, if we experience a liquidity shortage in the future, we may not be able to issue more equity to recapitalize.

Our cash distribution policy may limit our growth.
Consistent with the terms of our partnership agreement, we distribute our available cash to our unitholders each quarter. In determining the amount of cash available for distribution, our management sets aside cash reserves which we use to fund our growth capital expenditures. Additionally, we historically have relied upon external financing sources, including commercial borrowings and other debt and equity issuances, to fund our acquisition capital expenditures. Accordingly, to the extent we do not have sufficient cash reserves or are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, to the extent we issue additional units in connection with any acquisitions or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our current per unit distribution level.

NuStar GP Holdings may have conflicts of interest and limited fiduciary responsibilities, which may permit it to favor its own interests to the detriment of our unitholders.
NuStar GP Holdings currently indirectly owns our general partner and, as of December 31, 2016, an aggregate 13.0% common limited partner interest in us. Conflicts of interest may arise between NuStar GP Holdings and its affiliates, including our general partner, on the one hand, and us and our limited partners, on the other hand. As a result of these conflicts, the general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•
our general partner is allowed to take into account the interests of parties other than us, such as NuStar GP Holdings, in resolving conflicts of interest, which has the effect of limiting its fiduciary duty to our unitholders;

•
our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to unitholders. As a result of purchasing our units, unitholders have consented to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable state law;

•
our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings and issuances of additional limited partner interests and reserves, each of which can affect the amount of cash that is paid to our unitholders;

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

Our partnership agreement gives the general partner broad discretion in establishing financial reserves for the proper conduct of our business, including interest payments. These reserves also affect the amount of cash available for distribution.

The general partner interest, the control of our general partner and the incentive distribution rights of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest and/or its incentive distribution rights to a third party without the consent of our unitholders. Any new owner of our general partner would be in a position to replace the officers of the general partner with its own choices and to control the decisions made by such officers. If our general partner transfers its incentive distribution rights to a third party but retains its general partner interest, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if it had retained ownership of its incentive distribution rights.

We may issue an unlimited number of additional units, including units that are senior to the common units and pari passu with our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units); issuing new units dilutes existing unitholders and may increase the aggregate distribution we are required to pay each quarter under the terms of our partnership agreement.
Our partnership agreement allows us to issue additional units and certain other equity securities on the terms and conditions established by our general partner and without the approval of other unitholders. There is no limit on the total number of units and other equity securities we may issue.  If we issue additional units or other equity securities, the proportionate partnership interest of our existing common unitholders and the relative voting strength of each of the previously outstanding common units will decrease.  Any additional issuance may increase the risk that we will be unable to maintain or increase our per common unit distribution level.

In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting, including additional Preferred Units and any securities in parity with the Preferred Units without any vote of the holders of the Preferred Units (except where the cumulative distributions on the Preferred Units or any parity securities are in arrears and in certain other circumstances) and without the approval of our common unitholders. Our issuance of additional units or other equity interests of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of our common units and Preferred Units may decline.

Additionally, although holders of the Preferred Units are entitled to limited voting rights, with respect to certain matters the Preferred Units generally vote separately as a class along with all other series of our parity securities that we may issue upon which like voting rights have been conferred and are exercisable. As a result, the voting rights of holders of Preferred Units may be significantly diluted, and the holders of such other series of parity securities that we may issue may be able to control or significantly influence the outcome of any vote. The issuance of additional units on parity with or senior to the Preferred Units (including additional Preferred Units of the same series) would dilute the interests of the holders of the Preferred Units, and any issuance of equity securities of any class or series that ranks on parity with the Preferred Units as to the payment of distributions and amounts payable upon a liquidation event (including additional Preferred Units of the same series) or equity securities with terms expressly made senior to the Preferred Units as to the payment of distributions and amounts payable upon a liquidation event or additional indebtedness could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Preferred Units. Only the change of control conversion right relating to the Preferred Units set forth in our partnership agreement protects the holders of the Preferred Units in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, which might adversely affect the holders of the Preferred Units.

Future issuances and sales of parity securities, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Preferred Units and our common units to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Furthermore, the payment of distributions on any additional units may increase the risk that we will not be able to make distributions at our prior per unit distribution levels. To the extent new units are senior to our common units, their issuance will increase the uncertainty of the payment of distributions on our common units.

If we do not pay distributions on our Preferred Units in any fiscal quarter, we will be unable to pay distributions on our common units until all unpaid Preferred Unit distributions have been paid, and our common unitholders are not entitled to receive distributions for such prior period.
The Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation. If we do not pay the required distributions on our Preferred Units, we will be unable to pay distributions on our common units. Additionally, because distributions to our Preferred Unitholders are cumulative, we will have to pay all unpaid accumulated preferred distributions before we can pay any distributions to our common unitholders. Also, because distributions to our common unitholders are not cumulative, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions covering any prior periods. The preferences and privileges of the

Preferred Units could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

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

Under certain circumstances, unitholders may have liability to repay distributions wrongfully distributed to them.
Under Section 17-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are nonrecourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Delaware law provides that, for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to us for the repayment of the distribution amount. Likewise, upon the winding up of our partnership, in the event that (a) we do not distribute assets in the following order: (1) to creditors in satisfaction of our debts; (2) to partners and former partners in satisfaction of liabilities for distributions owed under our partnership agreement; (3) to partners for the return of their contributions; and finally (4) to the partners in the proportions in which the partners share in distributions and (b) a limited partner knows at the time that the distribution violated the Delaware Act, then such limited partner will be liable to repay the distribution for a period of three years from the impermissible distribution under Section 17-804 of the Delaware Act.

A purchaser of common or Preferred Units becomes a limited partner and is liable for the obligations of the transferring limited partner to make contributions to us that are known to such purchaser of common or Preferred Units at the time it became a limited partner and for unknown obligations, if the liabilities could be determined from our partnership agreement.

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
We currently list our common units on the NYSE under the symbol “NS” and our Preferred Units on the NYSE under the symbol “NSprA.” Although our general partner has maintained a majority of independent directors on its board and all members of its board’s audit committee, compensation committee and nominating/governance & conflicts committee are independent directors, because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to have a compensation committee or a nominating committee consisting of independent directors. Additionally, any future issuance of additional common or Preferred Units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, the NYSE does not mandate the same protections for our unitholders as are required for certain corporations that are subject to all of the NYSE corporate governance requirements. See “Director Independence” under Item 13 of this annual report on Form 10-K for additional information regarding the independence of our general partner’s directors and the committees of our general partner’s board.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to unitholders who are treated as holders of corporate stock would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced.

Moreover, changes in current state law may subject us to entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes or an increase in the existing tax rates would substantially reduce the cash available for distribution to our unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Further, final Treasury regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of qualifying income requirements for publicly traded partnerships by providing industry-specific guidance.

Any modification to the federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our units.

A successful IRS contest of the federal income tax positions we take may adversely impact the market for our units, and the costs of any contest will reduce cash available for distribution to our unitholders.
The IRS may adopt positions that differ from the positions we take, even positions taken with the advice of counsel. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with all of the positions we take. Any contest with the IRS may affect adversely the taxable income reported to our unitholders and the income taxes they are required to pay. As a result, any such contest with the IRS may materially and adversely impact the market for our units and the prices at which they trade. In addition, the costs of any contest between us and the IRS will be borne indirectly by our unitholders and our general partner because such costs will reduce our cash available for distribution.

Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partnership with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.

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

Tax-exempt entities and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs) and non-United States persons raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-United States persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-United States persons will be required to file United States federal income tax returns and pay tax on their share of our taxable income.

We will treat each purchaser of our common units as having the same tax benefits without regard to the units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.
Because we cannot match transferors and transferees of our common units, we will adopt depreciation and amortization positions that may not conform with all aspects of existing Treasury regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from a unitholder’s sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to the unitholder’s tax returns.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our common unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The U.S. Treasury Department and the IRS recently issued final regulations pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, although such tax items must be prorated on a daily basis and the regulations do not specifically authorize all aspects of the proration method we have currently adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our common unitholders.

We have adopted certain valuation methodologies in determining a common unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methods or the resulting allocations and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our common unitholders, we must routinely determine the fair market value of our respective assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our respective assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our common unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our common unitholders’ tax returns without the benefit of additional deductions.

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

Treatment of distributions on our Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of Preferred Units than the holders of our common units.
The tax treatment of distributions on our Preferred Units is uncertain. We will treat the holders of Preferred Units as partners for tax purposes and will treat distributions on the Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Preferred Units as ordinary income. Although a holder of Preferred Units could recognize taxable income from the accrual of such a guaranteed payment even in the absence of a contemporaneous distribution, we anticipate accruing and making the guaranteed payment distributions quarterly. Otherwise, the holders of Preferred Units are generally not anticipated to share in our items of income, gain, loss or deduction, nor will we allocate any share of our nonrecourse liabilities to the holders of Preferred Units. If the Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Preferred Units.

A holder of Preferred Units will be required to recognize gain or loss on a sale of Preferred Units equal to the difference between the amount realized by such holder and tax basis in the Preferred Units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such Preferred Units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a Preferred Unit will generally be equal to the sum of the cash and the fair market value of other property paid by the holder of Preferred Units to acquire such Preferred Unit. Gain or loss recognized by a holder of Preferred Units on the sale or exchange of a Preferred Unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of Preferred Units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

Investment in the Preferred Units by tax-exempt investors, such as employee benefit plans and IRAs, and non-U.S. persons raises issues unique to them. Distributions to non-U.S. holders of Preferred Units will be subject to withholding taxes. If the amount of withholding exceeds the amount of U.S. federal income tax actually due, non-U.S. holders of Preferred Units may be required to file U.S. federal income tax returns in order to seek a refund of such excess. The treatment of guaranteed payments for the use of capital to tax exempt investors is not certain and such payments may be treated as unrelated business taxable income for federal income tax purposes. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor with respect to the consequences of owning our Preferred Units.

PROPERTIES

Our principal properties are described above under the caption “Segments,” and that information is incorporated herein by reference. We believe that we have satisfactory title to all of our properties. Although title to these properties is subject to encumbrances in some cases, such as customary interests generally retained in connection with the acquisition of real property, liens for current taxes and other burdens and easements, and restrictions or other encumbrances, including those related to environmental liabilities associated with historical operations, to which the underlying properties were subject at the time of acquisition by us or our predecessors, we believe that none of these burdens will materially detract from the value of these properties or from our interest in these properties or will materially interfere with their use in the operation of our business. In addition, we believe that we have obtained sufficient right-of-way grants and permits from public authorities and private parties for us to operate our business in all material respects as described in this report. We perform scheduled maintenance on all of our pipelines, terminals, crude oil tanks and related equipment and make repairs and replacements when necessary or appropriate. We believe that our pipelines, terminals, crude oil tanks and related equipment have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and the regulations and standards prescribed by the American Petroleum Institute, the DOT and accepted industry practice.

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

ENVIRONMENTAL AND SAFETY COMPLIANCE MATTERS

Our wholly owned subsidiary, Shore Terminals LLC (Shore), owns a refined product terminal in Portland, Oregon located adjacent to the Portland Harbor. The EPA has classified portions of the Portland Harbor, including the portion adjacent to our terminal, as a federal “Superfund” site due to sediment contamination (the Site). As previously disclosed, Shore and more than 90 other parties have been identified as potentially responsible parties (PRPs) in connection with the Site. Shore has been working with the other PRPs to attempt to negotiate an agreed allocation of clean-up costs and settlement of natural resource damage claims. Although the PRP group as a whole is likely to incur significant costs in connection with the Site, we have determined that: (1) this matter will not likely be material to our business or financial condition or have a material effect on our consolidated financial position; (2) Shore’s allocation among the PRP group is likely to be de minimus and we believe we have sufficient insurance coverage to respond to this potential liability; and (3) we do not believe that this matter will result in an assessment of monetary sanctions against Shore.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 8, 2017, we had 506 holders of record of our common units. The following table presents the high and low sales prices for our common units during the periods presented (composite transactions as reported by the New York Stock Exchange) and the amount, record date and payment date of the quarterly cash distributions on our common units with respect to such periods:

	Price Range per Common Unit		Cash Distributions
	High	Low	Amount Per Common Unit	Record Date	Payment Date
Year 2016
4th Quarter	$50.87	$43.41	$1.095	February 8, 2017	February 13, 2017
3rd Quarter	$50.72	$43.91	$1.095	November 8, 2016	November 14, 2016
2nd Quarter	$53.47	$37.90	$1.095	August 9, 2016	August 12, 2016
1st Quarter	$42.87	$25.65	$1.095	May 9, 2016	May 13, 2016
Year 2015
4th Quarter	$52.24	$31.20	$1.095	February 8, 2016	February 12, 2016
3rd Quarter	$60.48	$42.00	$1.095	November 9, 2015	November 13, 2015
2nd Quarter	$68.10	$58.81	$1.095	August 7, 2015	August 13, 2015
1st Quarter	$63.78	$54.58	$1.095	May 8, 2015	May 14, 2015
Common Unit Distributions
Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners and general partner each quarter, and this term is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our distributions.

General Partner Distributions
Our general partner is entitled to incentive distributions if the amount that we distribute with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Common Unit	Common Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%
Our general partner’s incentive distributions totaled $43.4 million and $43.2 million for each of the years ended December 31, 2016 and 2015, respectively. The general partner’s share of our distributions for the years ended December 31, 2016 and 2015 was 13.0% in each year due to the impact of the incentive distributions.

Preferred Unit Distributions
In the fourth quarter of 2016, we issued 9,060,000 of our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units) representing limited partner interests at a price of $25.00 per unit. We used the net proceeds of $218.4 million from this issuance for general partnership purposes, including the funding of capital expenditures and repayments of outstanding borrowings under our revolving credit agreement.

Distributions on the Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Preferred Units and are payable on the 15th day of each of March, June, September and December of each year (beginning on March 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate on the Preferred Units to, but not including, December 15, 2021 is 8.50% per annum of the $25.00 liquidation preference per unit (equal to $2.125 per unit per annum). On and after December 15, 2021, distributions on the Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.766%. On January 27, 2017, we announced a Preferred Unit distribution of $0.64930556 per unit to be paid on March 15, 2017 to holders of record as of March 1, 2017 for distributions accumulated from the issuance date up to the payment date. The Preferred Units rank senior to all of our other classes of equity securities with respect to distribution rights and rights upon liquidation.

ITEM 6.    SELECTED FINANCIAL DATA
The following table contains selected financial data derived from our audited financial statements.

	Year Ended December 31,
	2016	2015	2014	2013 (a)	2012 (a)
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues (b)	$1,756,682	$2,084,040	$3,075,118	$3,463,732	$5,945,736
Operating income (loss)	359,109	390,704	346,901	(19,121)	(18,168)
Income (loss) from continuing operations (c)	150,003	305,946	214,169	(185,509)	(166,001)
Income (loss) from continuing operations per common unit (c)	1.27	3.29	2.14	(2.89)	(2.79)
Cash distributions per unit applicable to common limited partners	4.380	4.380	4.380	4.380	4.380

	December 31,
	2016	2015	2014	2013	2012
	(Thousands of Dollars)
Balance Sheet Data:
Property, plant and equipment, net	$3,722,283	$3,683,571	$3,460,732	$3,310,653	$3,238,460
Total assets	5,030,545	5,125,525	4,918,796	5,032,186	5,613,089
Long-term debt	3,014,364	3,055,612	2,749,452	2,655,553	2,124,582
Total partners’ equity	1,611,617	1,609,844	1,716,210	1,903,794	2,584,995

(a)	The losses for the years ended December 31, 2013 and 2012 are mainly due to goodwill impairment and other asset impairment charges.

(b)
The decline in revenues from 2012 to 2013 is due to reductions in our fuels marketing segment mainly resulting from the disposition of our asphalt business. Further declines in revenues from 2013 through 2016 are mainly from a reduction in marketing activity and lower commodity prices.

(c)	Includes the impact of a $58.7 million non-cash impairment charge on the Axeon term loan in 2016 and a $56.3 million non-cash gain associated with the Linden terminal acquisition in 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following review of our results of operations and financial condition should be read in conjunction with “Cautionary Statement Regarding Forward-Looking Information,” Items 1., 1A. and 2. “Business, Risk Factors and Properties” and Item 8. “Financial Statements and Supplementary Data” included in this report.
OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 13% common limited partner interest in us as of December 31, 2016. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements
Recent Developments
Martin Terminal Acquisition. On December 21, 2016, we acquired crude oil and refined product storage assets in Corpus Christi, TX for $95.7 million, including $2.1 million of capital expenditure reimbursements, from Martin Operating Partnership L.P. (the Martin Terminal Acquisition). The assets acquired are in our storage segment and include 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the Port of Corpus Christi’s new crude oil dock. We funded the acquisition with borrowings under our revolving credit agreement. The acquired assets, which are adjacent to our existing Corpus Christi North Beach terminal, increase our storage capacity in the Corpus Christi region and have direct connectivity to Eagle Ford crude oil production. Additionally, we expect to benefit from our increased presence in the Corpus Christi region, which is a strategic hub for us.

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans. Please refer to the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for the following: Note 18 for further discussion of the Employee Transfer and our related party agreements, Note 23 for a discussion of our employee benefit plans and Note 24 for a discussion of our long-term incentive plan.

Linden Acquisition. On January 2, 2015, we acquired full ownership of ST Linden Terminal, LLC (Linden), which owns a refined products terminal in Linden, NJ with 4.3 million barrels of storage capacity, for $142.5 million (the Linden Acquisition). Prior to the Linden Acquisition, Linden operated as a joint venture between us and Linden Holding Corp., with each party owning 50%. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other (expense) income, net” in the consolidated statements of income for the year ended December 31, 2015. Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Linden Acquisition.

Discontinued Operations. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey.

Axeon. On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC, a private investment firm (the 2014 Asphalt Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). Upon completion of the 2014 Asphalt Sale, the parties agreed to: (i) convert the $250.0 million unsecured revolving credit facility provided by us to Axeon (the NuStar JV Facility) from a revolving credit agreement into a $190.0 million term loan (the Axeon Term Loan); (ii) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (iii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iv) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Axeon. In 2016, we recognized an impairment charge on the Axeon Term Loan of $58.7 million which is included in “Other (expense) income, net” in the consolidated statements of income. Please refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the Axeon Term Loan.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations are divided into three reportable business segments: pipeline, storage and fuels marketing. For a more detailed description of our segments, please refer to “Segments” under Item 1. “Business.”

Pipeline. We own 3,140 miles of refined product pipelines and 1,230 miles of crude oil pipelines, as well as approximately 4.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,370 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000 mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.7 million barrels.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom (UK), with approximately 84.9 million barrels of storage capacity.

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

Factors That Affect Results of Operations
The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	economic factors, such as commodity price volatility that impact our fuels marketing segment; and

•
factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers.

Current Market Conditions
While the price of crude oil has recovered modestly since its sharp initial decline in 2015 and subsequent historic lows during 2016, energy industry experts predict continued price volatility and do not expect significant sustained price recovery in 2017.

Increases or decreases in the price of crude oil affect various sectors of the energy industry, including our customers in crude oil production, refining and trading, in different ways. For example, the sustained period of low prices has forced some crude oil producers to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. However, while some refiners have benefitted from lower crude oil prices, particularly to the extent the lower feedstock price has been coupled with higher demand for certain refined products in some regional markets, recent increases in refined product inventory may cause some refiners to reduce their production levels.

RESULTS OF OPERATIONS
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2016	2015	Change
Statement of Income Data:
Revenues:
Service revenues	$1,083,165	$1,114,153	$(30,988)
Product sales	673,517	969,887	(296,370)
Total revenues	1,756,682	2,084,040	(327,358)

Costs and expenses:
Cost of product sales	633,653	907,574	(273,921)
Operating expenses	448,367	473,031	(24,664)
General and administrative expenses	98,817	102,521	(3,704)
Depreciation and amortization expense	216,736	210,210	6,526
Total costs and expenses	1,397,573	1,693,336	(295,763)

Operating income	359,109	390,704	(31,595)
Interest expense, net	(138,350)	(131,868)	(6,482)
Other (expense) income, net	(58,783)	61,822	(120,605)
Income from continuing operations before income tax expense	161,976	320,658	(158,682)
Income tax expense	11,973	14,712	(2,739)
Income from continuing operations	150,003	305,946	(155,943)
Income from discontinued operations, net of tax	—	774	(774)
Net income	$150,003	$306,720	$(156,717)
Basic and diluted net income per common unit:
Continuing operations	$1.27	$3.29	$(2.02)
Discontinued operations	—	0.01	(0.01)
Total	$1.27	$3.30	$(2.03)
Basic weighted-average common units outstanding	78,080,484	77,886,078	194,406
Annual Overview
Net income decreased $156.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a $58.7 million impairment charge on the Axeon Term Loan in 2016 and a $56.3 million gain associated with the Linden Acquisition in 2015. In addition, segment operating income decreased $35.3 million, resulting mainly from reductions in operating income for the pipeline and fuels marketing segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2016	2015	Change
Pipeline:
Refined products pipelines throughput (barrels/day)	535,946	522,146	13,800
Crude oil pipelines throughput (barrels/day)	392,181	471,632	(79,451)
Total throughput (barrels/day)	928,127	993,778	(65,651)
Throughput revenues	$485,650	$508,522	$(22,872)
Operating expenses	147,858	153,222	(5,364)
Depreciation and amortization expense	89,554	84,951	4,603
Segment operating income	$248,238	$270,349	$(22,111)

Storage:
Throughput (barrels/day)	789,065	899,606	(110,541)
Throughput terminal revenues	$117,586	$130,127	$(12,541)
Storage terminal revenues	492,456	494,781	(2,325)
Total revenues	610,042	624,908	(14,866)
Operating expenses	276,578	290,322	(13,744)
Depreciation and amortization expense	118,663	116,768	1,895
Segment operating income	$214,801	$217,818	$(3,017)

Fuels Marketing:
Product sales and other revenue	$681,934	$976,216	$(294,282)
Cost of product sales	645,355	922,906	(277,551)
Gross margin	36,579	53,310	(16,731)
Operating expenses	33,173	39,803	(6,630)
Segment operating income	$3,406	$13,507	$(10,101)

Consolidation and Intersegment Eliminations:
Revenues	$(20,944)	$(25,606)	$4,662
Cost of product sales	(11,702)	(15,332)	3,630
Operating expenses	(9,242)	(10,316)	1,074
Total	$—	$42	$(42)

Consolidated Information:
Revenues	$1,756,682	$2,084,040	$(327,358)
Cost of product sales	633,653	907,574	(273,921)
Operating expenses	448,367	473,031	(24,664)
Depreciation and amortization expense	208,217	201,719	6,498
Segment operating income	466,445	501,716	(35,271)
General and administrative expenses	98,817	102,521	(3,704)
Other depreciation and amortization expense	8,519	8,491	28
Consolidated operating income	$359,109	$390,704	$(31,595)

Pipeline
Total revenues decreased $22.9 million and total throughputs decreased 65,651 barrels per day for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to:

•
a decrease in revenues of $36.3 million and a decrease in throughputs of 81,779 barrels per day on our Eagle Ford System due to reduced production resulting from a sustained low crude oil price environment;

•
a decrease in revenues of $7.1 million and a decrease in throughputs of 6,586 barrels per day on our Ammonia Pipeline partly due to a shipper’s facility reconfiguration, resulting in fewer barrels available for transportation, and maintenance downtime on a portion of the pipeline; and

•
a decrease in revenues of $3.9 million and a decrease in throughputs of 1,551 barrels per day on our Ardmore System due to operational issues and a turnaround at the Ardmore refinery in 2016, as well as increased short-haul deliveries resulting in lower average tariffs.

Those decreases in pipeline revenues and throughputs were partially offset by:

•
an increase in revenues of $12.1 million and an increase in throughputs of 14,803 barrels per day on our McKee and Three Rivers System pipelines due to higher demand in those markets, increased production at the McKee refinery and increased volumes on pipelines with higher average tariffs;

•
an increase in revenues of $9.6 million and an increase in throughputs of 11,441 barrels per day on our East Pipeline mainly due to the completion of various expansion projects beginning in the fourth quarter of 2015, unfavorable pricing differentials in 2015 in markets served by the East Pipeline and lower throughput in 2015 due to maintenance downtime on a portion of the pipeline; and

•
an increase in revenues of $3.4 million and an increase in throughputs of 1,392 barrels per day on our North Pipeline due to increased refinery production shipped via pipeline and increased long-haul deliveries resulting in higher average tariffs.

Operating expenses decreased $5.4 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower operating expenses of $8.7 million on our Eagle Ford System, consistent with the decrease in throughputs. The decrease in pipeline operating expenses was partially offset by higher maintenance and regulatory expenses of $3.2 million, mainly on our Central West Refined Products Pipelines.
Depreciation and amortization expense increased $4.6 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, mainly due to the completion of pipeline projects.

Storage
Throughput terminal revenues decreased $12.5 million and throughputs decreased 110,541 barrels per day for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to:

•
a decrease in revenues of $10.9 million and a decrease in throughputs of 82,177 barrels per day at our Corpus Christi North Beach terminal due to (i) a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi, consistent with the decrease in pipeline throughputs and (ii) the completion of a pipeline expansion project in the first quarter of 2016, in which we transport volumes from North Beach to our customer’s refineries, thus reducing volumes moved over our docks; and

•
a decrease in revenues of $3.3 million and a decrease in throughputs of 35,497 barrels per day due to turnarounds at the refineries served by our Benicia and Corpus Christi crude oil storage tank facilities, as well as operational issues at a customer’s Corpus Christi refinery in 2016.

The decreases were partially offset by an increase in revenue of $3.0 million and an increase in throughputs of 9,044 barrels per day at our McKee and Three Rivers System terminals due to higher demand in those markets, as well as increased production at the McKee refinery.

Storage terminal revenues decreased $2.3 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Revenues from our international terminals decreased $17.7 million primarily due to a decrease in revenues at our St. Eustatius terminal of $8.3 million, resulting mainly from lower throughput and related handling fees, as well as a decrease in revenues of $5.9 million at our UK terminal facilities, mainly due to fluctuations in foreign exchange rates. These decreases were partially offset by an increase of $15.3 million in domestic revenues. Domestic revenues increased $10.1 million from rate escalations and new customer contracts mainly at our Selby, CA, Linden, NJ, Blue Island, IL and Piney Point, MD terminals. In addition, revenues at our St. James, LA terminal increased $3.1 million due to completed terminal expansion projects.

Operating expenses decreased $13.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to:

•
a decrease of $11.8 million in operating expenses at our international terminals, mainly at our St. Eustatius terminal facility due to higher property taxes in 2015, and lower employee related costs and reimbursable expenses in 2016;

•	a decrease of $3.1 million resulting from an insurance settlement for environmental remediation expenses incurred on a previously sold terminal; and

•	a decrease of $2.0 million resulting from lower wharfage and dockage costs at our Corpus Christi North Beach terminal.

The decreases in storage operating expenses were partially offset by a $3.9 million increase in regulatory and maintenance expenses mainly at our Central West terminal facilities and $1.6 million in cancelled capital project costs.

Fuels Marketing
Segment operating income decreased $10.1 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a decrease in gross margin of $7.9 million and $6.6 million from our fuel oil trading and bunker fuel operations, respectively. The lower gross margins were partially offset by a reduction in operating expenses of $6.6 million mainly from our bunker fuel operations due to lower bad debt expense and decreased product inspection and marine vessel costs.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $3.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to a decrease in employee benefit costs which was partially offset by increased compensation expense associated with our long-term incentive plan.
Interest expense, net increased $6.5 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to increased interest costs associated with higher borrowings under our revolving credit agreement, as well as lower capitalized interest resulting from fewer capital projects.
For the year ended December 31, 2016, we recorded other expense, net of $58.8 million mainly due to an impairment charge of $58.7 million recognized on the Axeon Term Loan. For the year ended December 31, 2015, we recorded other income, net of $61.8 million mainly due to the $56.3 million gain associated with the Linden Acquisition.
Income tax expense decreased $2.7 million for the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to lower margin tax in Texas, a decrease in the UK tax rate and a reduction in our St. Eustatius and Canada withholding tax. Please refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion on income taxes.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Financial Highlights
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2015	2014	Change
Statement of Income Data:
Revenues:
Service revenues	$1,114,153	$1,026,446	$87,707
Product sales	969,887	2,048,672	(1,078,785)
Total revenues	2,084,040	3,075,118	(991,078)

Costs and expenses:
Cost of product sales	907,574	1,967,528	(1,059,954)
Operating expenses	473,031	472,925	106
General and administrative expenses	102,521	96,056	6,465
Depreciation and amortization expense	210,210	191,708	18,502
Total costs and expenses	1,693,336	2,728,217	(1,034,881)

Operating income	390,704	346,901	43,803
Equity in earnings of joint ventures	—	4,796	(4,796)
Interest expense, net	(131,868)	(132,281)	413
Interest income from related party	—	1,055	(1,055)
Other income, net	61,822	4,499	57,323
Income from continuing operations before income tax expense	320,658	224,970	95,688
Income tax expense	14,712	10,801	3,911
Income from continuing operations	305,946	214,169	91,777
Income (loss) from discontinued operations, net of tax	774	(3,791)	4,565
Net income	$306,720	$210,378	$96,342
Basic and diluted net income (loss) per common unit:
Continuing operations	$3.29	$2.14	$1.15
Discontinued operations	0.01	(0.04)	0.05
Total	$3.30	$2.10	$1.20
Basic weighted-average common units outstanding	77,886,078	77,886,078	—
Annual Overview
Net income increased $96.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to an increase of $48.6 million in segment operating income, resulting mainly from improvements in the pipeline and storage segments, and a $56.3 million gain associated with the Linden Acquisition.

Segment Operating Highlights
(Thousands of Dollars, Except Barrel/Day Information)

	Year Ended December 31,
	2015	2014	Change
Pipeline:
Refined products pipelines throughput (barrels/day)	522,146	510,737	11,409
Crude oil pipelines throughput (barrels/day)	471,632	437,757	33,875
Total throughput (barrels/day)	993,778	948,494	45,284
Throughput revenues	$508,522	$477,030	$31,492
Operating expenses	153,222	154,106	(884)
Depreciation and amortization expense	84,951	77,691	7,260
Segment operating income	$270,349	$245,233	$25,116

Storage:
Throughput (barrels/day)	899,606	887,607	11,999
Throughput terminal revenues	$130,127	$123,051	$7,076
Storage terminal revenues	494,781	441,455	53,326
Total revenues	624,908	564,506	60,402
Operating expenses	290,322	277,554	12,768
Depreciation and amortization expense	116,768	103,848	12,920
Segment operating income	$217,818	$183,104	$34,714

Fuels Marketing:
Product sales and other revenue	$976,216	$2,060,017	$(1,083,801)
Cost of product sales	922,906	1,983,339	(1,060,433)
Gross margin	53,310	76,678	(23,368)
Operating expenses	39,803	51,857	(12,054)
Depreciation and amortization expense	—	16	(16)
Segment operating income	$13,507	$24,805	$(11,298)

Consolidation and Intersegment Eliminations:
Revenues	$(25,606)	$(26,435)	$829
Cost of product sales	(15,332)	(15,811)	479
Operating expenses	(10,316)	(10,592)	276
Total	$42	$(32)	$74

Consolidated Information:
Revenues	$2,084,040	$3,075,118	$(991,078)
Cost of product sales	907,574	1,967,528	(1,059,954)
Operating expenses	473,031	472,925	106
Depreciation and amortization expense	201,719	181,555	20,164
Segment operating income	501,716	453,110	48,606
General and administrative expenses	102,521	96,056	6,465
Other depreciation and amortization expense	8,491	10,153	(1,662)
Consolidated operating income	$390,704	$346,901	$43,803

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

•
an increase in revenues of $11.9 million and an increase in throughputs of 11,676 barrels per day as a result of increased production in 2015 and a turnaround during the first quarter of 2014 at the refinery served by our McKee System; and

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
Operating expenses decreased $0.9 million, despite an increase in throughputs, for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the completion of a capital project to install permanent power along our South Texas Crude System, reducing power and rental costs.
Depreciation and amortization expense increased $7.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, mainly due to the completion of expansion projects.

Storage
Throughput terminal revenues increased $7.1 million and throughputs increased 11,999 barrels per day for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to:

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

The increases in storage throughput terminal revenues and throughputs were partially offset by a decrease in revenues of $0.9 million and a decrease in throughputs of 21,107 barrels per day as a result of a turnaround during the first quarter of 2015 at the refinery served by our Texas City crude oil refinery tanks.
Storage terminal revenues increased $53.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to:

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

The increases in storage terminal revenues were partially offset by:

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

The increases in storage operating expenses were partially offset by a decrease of $3.4 million in contract services costs, mainly at our St. James terminal facility due to a reduction in dock and rail labor costs.
Depreciation and amortization expense increased $12.9 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, mainly due to the assets associated with the Linden Acquisition.

Fuels Marketing
Segment operating income decreased $11.3 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to lower gross margins from our bunker fuel operations and refined product sales. The lower gross margins were partially offset by a reduction in operating expenses due to decreased marine vessel costs and lower bad debt expense in 2015.

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
The increases in general and administrative expenses were partially offset by a decrease of $4.5 million in compensation expense associated with our long-term incentive plans, which fluctuated with our common unit price.
Equity in earnings of joint ventures for the year ended December 31, 2014 primarily related to our equity investment in Linden prior to the Linden Acquisition.
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
Income tax expense increased $3.9 million for the year ended December 31, 2015, compared to the year ended December 31, 2014, mainly due to estimated withholding taxes on our planned repatriation of cash held by foreign subsidiaries in 2016. Please refer to Note 25 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion on income taxes.
For the year ended December 31, 2015, we recorded income from discontinued operations of $0.8 million, compared to a loss from discontinued operations of $3.8 million for the year ended December 31, 2014. Discontinued operations include the results of operations of certain storage assets that were divested in 2014 and the first quarter of 2015.

TRENDS AND OUTLOOK

We believe that the fact that we provide both storage and pipeline services, for crude and refined products, to customers in sectors across the energy industry, throughout the country and around the world, offers some insulation from the impact of market fluctuations on our results of operations. Since high crude oil prices have tended to benefit our producer customers, high prices have also correlated with increased demand for our crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for our storage services.

Because of the geographic diversity of our assets, our results of operations are not dependent on the regions or markets that have been hardest hit by depressed crude oil prices, the domestic shale play regions, which was demonstrated by the fact that, in 2016, revenue from our Eagle Ford pipeline and storage assets constituted only 12% of our total pipeline and storage segment revenue. Although our assets in the Eagle Ford region have experienced lower throughputs as production has slowed, the fact that we have minimum volume throughput contracts with large, creditworthy customers has minimized the negative impact of that slowdown on our results of operations.

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

For 2017, we expect consistent volumes in our pipeline segment as any declines in crude oil pipelines are expected to be offset by higher volumes on our refined product pipelines. We are forecasting near minimum take-or-pay volumes on our South Texas Crude System, allowing for possible upside if production in the Eagle Ford region ramps up. We expect our storage segment to benefit in 2017 from favorable storage contract renewals and the Martin Terminal Acquisition. Earnings in our fuels marketing segment, as in any margin-based business, are subject to many factors that can increase or reduce margins, which may cause the segment’s actual results to vary significantly from our forecast.

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

Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners and general partner each quarter, and this term is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors.

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

For the years ended December 31, 2016, 2015 and 2014, our cash flow from operations exceeded our distributions to our partners and our reliability capital expenditures. For 2017, we currently expect to generate cash from operations in excess of our distribution and reliability capital requirements.

Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$436,761	$524,937	$518,523
Investing activities	(311,078)	(452,029)	(340,231)
Financing activities	(211,324)	(29,229)	(188,185)
Effect of foreign exchange rate changes on cash	2,721	(12,729)	(2,938)
Net (decrease) increase in cash and cash equivalents	$(82,920)	$30,950	$(12,831)
Net cash provided by operating activities the year ended December 31, 2016 was $436.8 million, compared to $524.9 million the year ended December 31, 2015, primarily due to lower net income in 2016. In addition, our working capital decreased by $3.7 million for the year ended December 31, 2016, compared to a decrease of $50.6 million for the year ended December 31, 2015. Please refer to the Working Capital Requirements section below for a discussion of the changes in working capital.
For the year ended December 31, 2016, net cash provided by operating activities primarily was used to fund our distributions to unitholders and our general partner in the aggregate amount of $393.0 million and reliability capital expenditures of $38.2 million. The proceeds from debt borrowings, net of repayments, proceeds from the issuance of common and preferred units and cash on hand were used to fund our strategic capital expenditures, including the Martin Terminal Acquisition.
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
Revolving Credit Agreement
NuStar Logistics is a party to a $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement), which matures on October 29, 2019. The Revolving Credit Agreement includes an option allowing NuStar Logistics to request an aggregate increase in the commitments from the lenders of up to $250.0 million (after which increase the aggregate commitment from all lenders shall not exceed $1.75 billion). The Revolving Credit Agreement also includes the ability to borrow up to the equivalent of $250.0 million in Euros and up to the equivalent of $250.0 million in British Pounds Sterling. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP.
The Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the Revolving Credit Agreement requires us to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the Revolving Credit Agreement) not to exceed 5.00-to-1.00. If we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of December 31, 2016, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the Martin Terminal Acquisition in December 2016. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of December 31, 2016, our consolidated debt coverage ratio was 4.3x, and we had $645.2 million available for borrowing.
Letters of credit issued under our Revolving Credit Agreement totaled $15.8 million as of December 31, 2016. Letters of credit are limited to $750.0 million (including up to the equivalent of $25.0 million in Euros and up to the equivalent of $25.0 million in British Pounds Sterling) and also restrict the amount we can borrow under the Revolving Credit Agreement.
Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of our debt agreements.

Other Sources of Liquidity
Other sources of liquidity consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.4 million remaining in the trust as of December 31, 2016, supported by $370.2 million in letters of credit;

•
a $125.0 million receivables financing agreement between NuStar Energy, NuStar Finance LLC and third-party lenders (the Receivables Financing Agreement), with the amount available for borrowing based on the availability of eligible receivables and other customary factors and conditions; and

•	two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $75.0 million, with $54.0 million of borrowings outstanding as of December 31, 2016.

Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of these debt agreements.

LOC Agreement
NuStar Logistics is a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). Any letters of credit issued under the LOC Agreement do not reduce availability under the Revolving Credit Agreement. As of December 31, 2016, letters of credit issued under the LOC Agreement totaled $9.0 million.

Issuance of Units
In the fourth quarter of 2016, we issued 9,060,000 of our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units) representing limited partner interests at a price of $25.00 per unit. We used the net proceeds of $218.4 million from this issuance for general partnership purposes, including the funding of capital expenditures and repayments of outstanding borrowings under the Revolving Credit Agreement.

During the year ended December 31, 2016, we issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit for proceeds of $28.3 million, net of $0.5 million of issuance costs. We used these proceeds, which includes a contribution of $0.6 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under the Revolving Credit Agreement.

Please refer to Note 20 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on these issuances.

Repatriation
Previously, all undistributed earnings of our foreign subsidiaries were indefinitely reinvested. In 2016, we began to repatriate a portion of undistributed foreign earnings in order to provide greater flexibility to meet cash flow needs. During the year ended December 31, 2016, we repatriated $110.8 million of cash from our foreign subsidiaries. For 2017, we will continue to evaluate our cash flow needs and may repatriate funds from our foreign subsidiaries as a source of liquidity.
Capital Requirements
Our operations require significant investments to maintain, upgrade or enhance the operating capacity of our existing assets. Our capital expenditures consist of:

•
strategic capital expenditures, such as those to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition, as well as certain capital expenditures related to support functions; and

•
reliability capital expenditures, such as those required to maintain the existing operating capacity of existing assets or extend their useful lives, as well as those required to maintain equipment reliability and safety.

The following table summarizes our capital expenditures, and the amount we expect to spend for 2017:

	Strategic Capital Expenditures (a)	Reliability Capital Expenditures (b)	Total

For the year ended December 31:
2016	$261,860	$38,155	$300,015
2015	$430,870	$40,002	$470,872
2014	$328,330	$28,635	$356,965

Expected for the year ended December 31, 2017	$ 440,000 - 460,000	$ 35,000 - 55,000	$ 475,000 - 515,000

(a)
Strategic capital expenditures mainly include projects associated with the conversion and expansion of existing assets. Strategic capital also includes $95.7 million for the Martin Terminal Acquisition in 2016 and $142.5 million for the Linden Acquisition in 2015. In 2015 and 2014, strategic capital also includes the reactivation and conversion of our 200-mile pipeline between Mont Belvieu and Corpus Christi, Texas.

(b)	Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals.

We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2017 may increase or decrease from the budgeted amounts. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2017, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.
Working Capital Requirements
Working capital requirements, particularly in our fuels marketing segment, may vary with the seasonality of demand and the volatility of commodity prices for the products we market. This seasonality in demand and the volatility of commodity prices affect our accounts receivable and accounts payable balances, which vary depending on timing of payments.

During the year ended December 31, 2016, accounts receivable increased $23.2 million and accounts payable increased $14.1 million primarily due to the timing of payments related to our bunker fuel operations and crude oil trading activity.

During the year ended December 31, 2015, inventories decreased $16.8 million mainly due to the continued decline in crude oil prices. In addition, inventory volumes decreased in 2015 primarily due to decreased bunker fuel operations activity. During the year ended December 31, 2015, accounts receivable decreased $67.3 million and accounts payable decreased $32.2 million primarily due to decreased bunker fuel operations and crude oil trading activity.

During the year ended December 31, 2014, inventories decreased $82.1 million primarily due to a steep decline in crude oil market price during the fourth quarter of 2014. We also reduced the volume of our inventory carried in our bunker fuel operations and our heavy fuel oil trading operations. During the year ended December 31, 2014, accounts receivable decreased $72.3 million and accounts payable decreased $153.7 million mainly due to the bunker fuel supply strategy and less crude oil trading activity. In addition, the termination of the crude oil supply agreement with Axeon on January 1, 2014 caused a decrease in both accounts payable and the receivable from related parties.

Axeon Term Loan and Credit Support
In December 2016, Lindsay Goldberg LLC informed us that they entered into an agreement to sell Axeon’s retail asphalt sales and distribution business (the Axeon Sale), and we entered into an agreement with Axeon (the Axeon Letter Agreement) to settle and terminate the Axeon Term Loan with a $110.0 million payment to us upon closing of the Axeon Sale. As a result of the Axeon Letter Agreement and our review of Axeon’s financial statements, we determined it was probable that we would not receive all contractual amounts due under the Axeon Term Loan. Therefore, we recorded a charge of $58.7 million, included in “Other (expense) income, net” in the consolidated statements of income, to reduce the carrying amount of the Axeon Term Loan to $110.0 million and reclassified the Axeon Term Loan from “Other long-term assets, net” to “Other current assets” on the consolidated balance sheet as of December 31, 2016. The Axeon Sale closed on February 22, 2017. In conjunction with the closing, we received the $110.0 million payment in accordance with the Axeon Letter Agreement, the Axeon Term Loan terminated and we are no longer required to provide ongoing credit support to Axeon. We were not obligated to perform under any of the guarantees or letters of credit provided prior to the closing of the Axeon Sale. We are in the process of terminating certain guarantees that we previously issued on Axeon’s behalf that remain outstanding after the Axeon Sale, but these guarantees are supported by a letter of credit provided to us in an amount equal to those remaining guarantees, thereby reducing our exposure to zero. In addition, in connection with the closing of the Axeon Sale, the terminal storage agreements that Axeon has with our Jacksonville, Florida and Baltimore, Maryland terminal facilities were amended to increase the storage fees.

The recently terminated Axeon Term Loan included scheduled repayments to reduce the outstanding amount from $190.0 million to $175.0 million as of December 31, 2014 and then to $150.0 million on September 30, 2015. Any repayments of the Axeon Term Loan were subject to Axeon meeting certain restrictive requirements contained in its third-party asset-based revolving credit facility. In 2015 and 2014, those requirements prohibited Axeon from making the two scheduled principal payments, which, under the provisions of the Axeon Term Loan, increased the interest rate payable by Axeon. The Axeon Term Loan bore interest based on either an alternative base rate or a LIBOR-based rate and was scheduled to be repaid no later than September 28, 2019. We recognized interest income over the term of the loan in “Interest expense, net” on the consolidated statements of income. During the year ended December 31, 2016, the weighted average interest rate was 5.7%.

We also were obligated to provide credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon. As of December 31, 2016, we had provided guarantees for Axeon with an aggregate maximum potential exposure of $54.1 million, plus one guarantee to suppliers that did not specify a maximum amount. As of December 31, 2016, we had also provided $16.7 million in letters of credit on behalf of Axeon.

Defined Benefit Plans Funding
During 2016, we contributed $15.8 million to our pension and postretirement benefit plans. We expect to contribute approximately $11.5 million to our pension and postretirement benefit plans in 2017, which principally represents contributions either required by regulations or laws or, with respect to unfunded plans, necessary to fund current benefits. Pension and postretirement benefit plans funding beyond 2017 is uncertain as the funding varies from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.
Distributions
NuStar Energy’s partnership agreement, as amended, determines the amount and priority of cash distributions that our unitholders and general partner may receive. The general partner receives a 2% distribution with respect to its general partner interest. The general partner is also entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds $0.60 per unit. For a detailed discussion of the incentive distribution targets, please read Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities.”

The following table reflects the allocation of total cash distributions to the general and common limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,877	$7,844	$7,844
General partner incentive distribution	43,407	43,220	43,220
Total general partner distribution	51,284	51,064	51,064
Common limited partners’ distribution	342,598	341,140	341,140
Total cash distributions	$393,882	$392,204	$392,204

Cash distributions per unit applicable to common limited partners	$4.380	$4.380	$4.380
Actual distribution payments to our general and common limited partners are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions to our general and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2016 (a)	$1.095	$98,971	February 8, 2017	February 13, 2017
September 30, 2016	$1.095	$98,809	November 8, 2016	November 14, 2016
June 30, 2016	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016

(a)	The distribution was announced on January 27, 2017.

In addition, the holders of our Preferred Units are entitled to receive quarterly cash distributions at an initial distribution rate of 8.50% per annum of the $25.00 liquidation preference per unit (equal to $2.125 per unit per annum) beginning on March 15, 2017 up to, but not including, December 15, 2021. On and after December 15, 2021, distributions on the Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.766%. On January 27, 2017, we announced a Preferred Unit distribution of $0.64930556 per unit to be paid on March 15, 2017 to holders of record as of March 1, 2017 for distributions accumulated from the issuance date up to the payment date.
Debt Obligations
As of December 31, 2016, we were a party to the following debt agreements:

•	the Revolving Credit Agreement due October 29, 2019, with $839.0 million of borrowings outstanding as of December 31, 2016;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	line of credit agreements, with $54.0 million of borrowings outstanding as of December 31, 2016; and

•	Receivables Financing Agreement due June 15, 2018, with $58.4 million of borrowings outstanding as of December 31, 2016.
Management believes that we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of our debt agreements.

Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to our debt:

	Standard & Poor’s Ratings Services	Moody’s Investor Service Inc.	Fitch, Inc.

Ratings	BB+	Ba1	BB
Outlook	Stable	Stable	Stable
The interest rate payable on the 7.65% senior notes due 2018 and the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. We may also be required to provide additional credit support for certain contracts, although as of December 31, 2016, we have not been required to provide any additional credit support under those contracts due to credit ratings.
Interest Rate Swaps
As of December 31, 2016 and 2015, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of December 31, 2016 and 2015, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 2 and Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” and Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a more detailed discussion of our interest rate swaps.
Long-Term Contractual Obligations
The following table presents our long-term contractual obligations and commitments and the related payments due, in total and by period, as of December 31, 2016:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
	(Thousands of Dollars)
Long-term debt maturities	$—	$408,400	$838,992	$450,000	$300,000	$1,017,940	$3,015,332
Interest payments (a)	145,857	141,742	128,179	103,285	72,808	1,087,423	1,679,294
Operating leases (b)	31,041	29,316	22,718	10,861	5,314	56,461	155,711
Purchase obligations (c)	4,088	2,630	1,449	42	—	—	8,209

(a)
The interest payments calculated for our variable-rate debt are based on forward LIBOR interest rates and the outstanding borrowings as of December 31, 2016. The interest payments on our fixed-rate debt are based on the stated interest rates and the outstanding borrowings as of December 31, 2016.

(b)	Our operating leases consist primarily of leases for tugs and barges utilized at our St. Eustatius facility and land leases at various terminal facilities.

(c)
A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including (i) fixed or minimum quantities to be purchased, (ii) fixed, minimum or variable price provisions and (iii) the approximate timing of the transaction.

We also have pension and other postretirement benefit obligations recorded in “Other long-term liabilities” on our consolidated balance sheets which have been excluded from the contractual obligations table above due to the uncertainty in timing as to the future cash flows related to these obligations. For additional information on our pension and other postretirement benefit obligations see Note 23 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”
Environmental, Health and Safety
Our operations are subject to extensive federal, state and local environmental laws and regulations, in the U.S. and in the other countries in which we operate, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels and pollution prevention measures, among others. Our operations are also subject to extensive federal, state and local health and safety laws and regulations, including those relating to worker and pipeline safety, pipeline integrity and operator qualifications. Because more stringent environmental and safety laws and regulations are continuously being enacted or proposed, the level of future expenditures required for environmental, health and safety matters is expected to increase in the future.

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2016 and 2015 are included in Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” We believe that we have adequately accrued for our environmental exposures.
Contingencies
We are subject to certain loss contingencies, the outcomes of which could have an adverse effect on our cash flows and results of operations, as further disclosed in Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

RELATED PARTY TRANSACTIONS
Please refer to Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of our related party transactions.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies below are considered critical due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management’s assumptions. The critical accounting policies should be read in conjunction with Note 2 of the Notes to the Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” which summarizes our significant accounting policies.
Depreciation
We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. Due to the expected long useful lives of our property, plant and equipment, we depreciate our property, plant and equipment over periods ranging from 5 years to 40 years. Changes in the estimated useful lives of our property, plant and equipment could have a material adverse effect on our results of operations.
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

We determined that no impairment charges resulted from our October 1, 2016 impairment assessment. Furthermore, our assessment did not reflect any reporting units at risk of failing step one of the goodwill impairment test, which compares the fair value of the reporting unit to its carrying value including goodwill.
Derivative Financial Instruments
We utilize various derivative instruments to manage our exposure to interest rate risk and commodity price risk. We record derivative instruments in the consolidated balance sheets at fair value, and apply hedge accounting when appropriate. We record changes to the fair values of derivative instruments in earnings for fair value hedges or as part of accumulated other comprehensive income (AOCI) for the effective portion of cash flow hedges. We reclassify the effective portion of cash flow hedges from AOCI to earnings when the underlying forecasted transaction occurs or becomes probable not to occur. We recognize ineffectiveness resulting from our derivatives immediately in earnings. With respect to cash flow hedges, we must exercise judgment to assess the probability of the forecasted transaction, which, among other things, depends upon market factors and our ability to reliably operate our assets.
Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control. The discount rate is based on a hypothetical yield curve represented by a series of annualized individual discount rates. Each bond issue underlying the hypothetical yield curve required an average rating of double-A, when averaging all available ratings by Moody’s Investor Service Inc., Standard & Poor’s Ratings Services and Fitch, Inc. The resulting discount rates were 4.33% and 4.49% for our pension and other postretirement benefit plans, respectively, as of December 31, 2016. The expected long-term rate of return on plan assets is based on the weighted averages of the expected long-term rates of return for each asset class of investments held in our plans as determined using historical data and the assumption that capital markets are informationally efficient. The expected rate of compensation increase represents average long-term salary increases.

These assumptions can have an effect on the amounts reported in our consolidated financial statements. The effect of a 0.25% change in the specified assumptions would have the following effects (in thousands):

	Pension Benefits	Other Postretirement Benefits
Increase in benefit obligation as of December 31, 2016 from:
Discount rate decrease	$5,300	$400
Compensation rate increase	1,500	n/a
Increase in net periodic benefit cost for the year ending December 31, 2017 resulting from:
Discount rate decrease	$400	$100
Expected long-term rate of returns on plan assets decrease	300	n/a
Compensation rate increase	400	n/a

Please refer to Note 23 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of our pension and other postretirement benefit obligations.
Environmental Liabilities
Environmental remediation costs are expensed and an associated accrual is established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Environmental liabilities are difficult to assess and estimate due to unknown factors, such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. We believe that we have adequately accrued for our environmental exposures.
Contingencies
We accrue for costs relating to litigation, claims and other contingent matters when such liabilities become probable and reasonably estimable. Such estimates may be based on advice from third parties or on management’s judgment, as appropriate. Due to the inherent uncertainty of litigation, actual amounts paid may differ from amounts estimated, and such differences will be charged to income in the period when final determination is made.

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

Please refer to Note 2 and Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$652,500	$1,752,500	$1,821,261
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.5%	6.4%
Variable-rate	$—	$58,400	$838,992	$—	$—	$365,440	$1,262,832	$1,263,501
Weighted-average interest rate	—	1.6%	2.5%	—	—%	0.7%	1.9%

	December 31, 2015
	Expected Maturity Dates
	2016	2017	2018	2019	2020	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$350,000	$—	$450,000	$952,500	$1,752,500	$1,626,785
Weighted-average interest rate	—	—	8.2%	—	4.8%	6.6%	6.4%
Variable-rate	$—	$—	$53,500	$882,664	$—	$365,440	$1,301,604	$1,302,653
Weighted-average interest rate	—	—	1.2%	2.1%	—	0.1%	1.5%
The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount	Period of Hedge	Weighted-Average Fixed Rate	Fair Value as of December 31,
December 31, 2016			2016	2015
(Thousands of Dollars)			(Thousands of Dollars)
$350,000	04/2018 - 04/2028	2.6%	$(1,333)	$140
250,000	09/2020 - 09/2030	2.8%	15	1,163
$600,000		2.7%	$(1,318)	$1,303
Commodity Price Risk
Since the operations of our fuels marketing segment expose us to commodity price risk, we use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. The derivative instruments we use consist primarily of commodity futures and swap contracts. Please refer to our derivative financial instruments accounting policy in Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further information on our various types of derivatives.
We have a risk management committee that oversees our trading policies and procedures and certain aspects of risk management. Our risk management committee also reviews all new risk management strategies in accordance with our risk management policy, as approved by our board of directors.

The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for the volume and related fair value of all commodity contracts.

	December 31, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	47	$55.53	N/A	$2
Futures – short:
(crude oil and refined products)	107	N/A	$58.79	$(243)
Swaps – long:
(refined products)	84	$45.99	N/A	$141
Swaps – short:
(refined products)	573	N/A	$41.87	$(3,322)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	18	$72.06	N/A	$10
Futures – short:
(crude oil and refined products)	9	N/A	$71.88	$(7)
Swaps – long:
(refined products)	869	$42.20	N/A	$4,737
Swaps – short:
(refined products)	874	N/A	$41.40	$(5,459)
Forward purchase contracts:
(crude oil)	310	$52.78	N/A	$499
Forward sales contracts:
(crude oil)	310	N/A	$52.76	$(507)

Total fair value of open positions exposed to commodity price risk				$(4,149)

	December 31, 2015
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	38	$37.85	N/A	$1
Futures – short:
(crude oil and refined products)	59	N/A	$39.07	$68
Swaps – long:
(refined products)	129	$23.83	N/A	$(18)
Swaps – short:
(refined products)	784	N/A	$26.28	$1,864

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	87	$44.81	N/A	$(48)
Futures – short:
(crude oil and refined products)	196	N/A	$43.54	$149
Swaps – long:
(refined products)	1,532	$28.19	N/A	$(8,529)
Swaps – short:
(refined products)	1,435	N/A	$33.01	$14,931
Forward purchase contracts:
(crude oil)	248	$36.99	N/A	$193
Forward sales contracts:
(crude oil)	248	N/A	$36.82	$(235)

Total fair value of open positions exposed to commodity price risk				$8,376

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P.’s internal control over financial reporting as of December 31, 2016. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 61.

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries (the Partnership) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NuStar Energy L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NuStar Energy L.P. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
/s/ KPMG LLP
San Antonio, Texas
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:
We have audited NuStar Energy L.P. (a Delaware limited partnership) and subsidiaries’ (the Partnership’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, NuStar Energy L.P. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NuStar Energy L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
San Antonio, Texas
February 23, 2017

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$35,942	$118,862
Accounts receivable, net of allowance for doubtful accounts of $7,756 and $8,473 as of December 31, 2016 and 2015, respectively	170,293	145,064
Receivable from related party	317	—
Inventories	37,945	38,749
Other current assets	132,686	31,176
Total current assets	377,183	333,851
Property, plant and equipment, at cost	5,435,278	5,209,160
Accumulated depreciation and amortization	(1,712,995)	(1,525,589)
Property, plant and equipment, net	3,722,283	3,683,571
Intangible assets, net	127,083	112,011
Goodwill	696,637	696,637
Deferred income tax asset	2,051	2,858
Other long-term assets, net	105,308	296,597
Total assets	$5,030,545	$5,125,525
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$118,686	$125,147
Payable to related party	—	14,799
Short-term debt	54,000	84,000
Accrued interest payable	34,030	34,286
Accrued liabilities	60,485	55,194
Taxes other than income tax	15,685	12,810
Income tax payable	6,510	5,977
Total current liabilities	289,396	332,213
Long-term debt	3,014,364	3,055,612
Long-term payable to related party	—	32,080
Deferred income tax liability	22,204	24,810
Other long-term liabilities	92,964	70,966
Commitments and contingencies (Note 15)
Partners’ equity:
Series A preferred limited partners (9,060,000 preferred units outstanding as of December 31, 2016)	218,400	—
Common limited partners (78,616,228 and 77,886,078 common units outstanding as of December 31, 2016 and 2015, respectively)	1,455,642	1,661,900
General partner	31,752	36,738
Accumulated other comprehensive loss	(94,177)	(88,794)
Total partners’ equity	1,611,617	1,609,844
Total liabilities and partners’ equity	$5,030,545	$5,125,525
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Service revenues	$1,083,165	$1,114,153	$1,026,446
Product sales	673,517	969,887	2,048,672
Total revenues	1,756,682	2,084,040	3,075,118
Costs and expenses:
Cost of product sales	633,653	907,574	1,967,528
Operating expenses:
Third parties	426,686	337,466	347,189
Related party	21,681	135,565	125,736
Total operating expenses	448,367	473,031	472,925
General and administrative expenses:
Third parties	88,324	35,752	29,146
Related party	10,493	66,769	66,910
Total general and administrative expenses	98,817	102,521	96,056
Depreciation and amortization expense	216,736	210,210	191,708
Total costs and expenses	1,397,573	1,693,336	2,728,217
Operating income	359,109	390,704	346,901
Equity in earnings of joint ventures	—	—	4,796
Interest expense, net	(138,350)	(131,868)	(132,281)
Interest income from related party	—	—	1,055
Other (expense) income, net	(58,783)	61,822	4,499
Income from continuing operations before income tax expense	161,976	320,658	224,970
Income tax expense	11,973	14,712	10,801
Income from continuing operations	150,003	305,946	214,169
Income (loss) from discontinued operations, net of tax	—	774	(3,791)
Net income	150,003	306,720	210,378
Less loss attributable to noncontrolling interest	—	—	(395)
Net income attributable to NuStar Energy L.P.	$150,003	$306,720	$210,773
Basic and diluted net income (loss) per common unit:
Continuing operations	$1.27	$3.29	$2.14
Discontinued operations	—	0.01	(0.04)
Total (Note 21)	$1.27	$3.30	$2.10
Basic weighted-average common units outstanding	78,080,484	77,886,078	77,886,078

Diluted weighted-average common units outstanding	78,113,002	77,886,078	77,886,078
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31,
	2016	2015	2014
Net income	$150,003	$306,720	$210,378

Other comprehensive loss:
Foreign currency translation adjustment	(8,243)	(31,987)	(15,614)
Net loss on pension and other postretirement benefit adjustments, net of income tax benefit of $60	(2,850)	—	—
Net gain on cash flow hedges	5,710	11,105	10,663
Total other comprehensive loss	(5,383)	(20,882)	(4,951)

Comprehensive income	144,620	285,838	205,427
Less comprehensive loss attributable to noncontrolling interest	—	—	(828)
Comprehensive income attributable to NuStar Energy L.P.	$144,620	$285,838	$206,255
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$150,003	$306,720	$210,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	216,736	210,210	191,708
Unit-based compensation expense	7,579	—	—
Amortization of debt related items	7,477	8,840	8,969
Loss (gain) on sale or disposition of assets	64	(1,617)	(3,853)
Gain associated with the Linden Acquisition	—	(56,277)	—
Impairment loss	58,655	—	4,201
Deferred income tax (benefit) expense	(469)	2,058	3,467
Equity in earnings of joint ventures	—	—	(4,796)
Distributions of equity in earnings of joint ventures	—	2,500	7,587
Changes in current assets and current liabilities (Note 22)	3,716	50,559	82,418
Other, net	(7,000)	1,944	18,444
Net cash provided by operating activities	436,761	524,937	518,523
Cash Flows from Investing Activities:
Capital expenditures	(204,358)	(324,808)	(356,965)
Change in accounts payable related to capital expenditures	(11,063)	(3,156)	4,903
Acquisitions	(95,657)	(142,500)	—
Investment in other long-term assets	—	(3,564)	—
Proceeds from sale or disposition of assets	—	17,132	26,012
Proceeds from insurance recoveries	—	4,867	—
Increase in note receivable from Axeon	—	—	(13,328)
Other, net	—	—	(853)
Net cash used in investing activities	(311,078)	(452,029)	(340,231)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	752,729	860,131	743,719
Proceeds from short-term debt borrowings	654,000	823,500	574,900
Long-term debt repayments	(772,152)	(500,410)	(623,770)
Short-term debt repayments	(684,000)	(816,500)	(497,900)
Proceeds from issuance of preferred units, net of issuance costs	218,400	—	—
Proceeds from issuance of common units, net of issuance costs	27,710	—	—
Contributions from general partner	680	—	—
Distributions to common unitholders and general partner	(392,962)	(392,204)	(392,204)
(Decrease) increase in cash book overdrafts	(11,237)	(2,954)	12,851
Other, net	(4,492)	(792)	(5,781)
Net cash used in financing activities	(211,324)	(29,229)	(188,185)
Effect of foreign exchange rate changes on cash	2,721	(12,729)	(2,938)
Net (decrease) increase in cash and cash equivalents	(82,920)	30,950	(12,831)
Cash and cash equivalents as of the beginning of the period	118,862	87,912	100,743
Cash and cash equivalents as of the end of the period	$35,942	$118,862	$87,912
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
Years Ended December 31, 2016, 2015 and 2014
(Thousands of Dollars, Except Unit Data)

	Limited Partners
	Series A Preferred		Common		General Partner	Accumulated Other Comprehensive Loss	Total NuStar Energy L.P. Partners’ Equity	Noncontrolling Interest	Total Partners’ Equity
	Units	Amount	Units	Amount
Balance as of January 1, 2014	—	$—	77,886,078	$1,921,726	$43,804	$(63,394)	$1,902,136	$1,658	$1,903,794
Net income (loss)	—	—	—	164,201	46,572	—	210,773	(395)	210,378
Other comprehensive loss	—	—	—	—	—	(4,518)	(4,518)	(433)	(4,951)
Distributions to partners	—	—	—	(341,140)	(51,064)	—	(392,204)	—	(392,204)
Other	—	—	—	23	—	—	23	(830)	(807)
Balance as of December 31, 2014	—	—	77,886,078	1,744,810	39,312	(67,912)	1,716,210	—	1,716,210
Net income	—	—	—	258,230	48,490	—	306,720	—	306,720
Other comprehensive loss	—	—	—	—	—	(20,882)	(20,882)	—	(20,882)
Distributions to partners	—	—	—	(341,140)	(51,064)	—	(392,204)	—	(392,204)
Balance as of December 31, 2015	—	—	77,886,078	1,661,900	36,738	(88,794)	1,609,844	—	1,609,844
Net income	—	1,925	—	102,580	45,498	—	150,003	—	150,003
Other comprehensive loss	—	—	—	—	—	(5,383)	(5,383)	—	(5,383)
Distributions to partners	—	(1,925)	—	(341,798)	(51,164)	—	(394,887)	—	(394,887)
Issuance of units, including contribution from general partner	9,060,000	218,400	595,050	27,710	575	—	246,685	—	246,685
Unit-based compensation	—	—	135,100	5,250	105	—	5,355	—	5,355
Balance as of December 31, 2016	9,060,000	$218,400	78,616,228	$1,455,642	$31,752	$(94,177)	$1,611,617	$—	$1,611,617
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015 and 2014

1. ORGANIZATION AND OPERATIONS
Organization
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 13% common limited partner interest in us as of December 31, 2016.

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans. Please refer to Note 18 for further discussion of the Employee Transfer and our related party agreements, Note 23 for a discussion of our employee benefit plans and Note 24 for a discussion of our long-term incentive plan.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.
Pipeline. We own 3,140 miles of refined product pipelines and 1,230 miles of crude oil pipelines, as well as approximately 4.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,370 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000 mile ammonia pipeline, which comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.7 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.
Storage. We own terminal and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom, with approximately 84.9 million barrels of storage capacity. Our terminal and storage facilities provide storage, handling and other services on a fee basis for petroleum products, crude oil, specialty chemicals and other liquids.
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
Inventories
Inventories consist of crude oil, refined petroleum products and materials and supplies. Inventories, except those associated with a qualifying fair value hedge, are valued at the lower of cost or market. Cost is determined using the weighted-average cost method. Our inventory, other than materials and supplies, consists of one end-product category, petroleum products, which we include in the fuels marketing segment. Accordingly, we determine lower of cost or market adjustments on an aggregate basis. Inventories associated with qualifying fair value hedges are valued at current market prices. Materials and supplies are valued at the lower of average cost or market.
Property, Plant and Equipment
We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. When property or equipment is retired, sold or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized in “Other (expense) income, net” in the consolidated statements of income in the year of disposition.

We capitalize overhead costs and interest costs incurred on funds used to construct property, plant and equipment while the asset is under construction. The overhead costs and capitalized interest are recorded as part of the asset to which they relate and are amortized over the asset’s estimated useful life as a component of depreciation expense.
Goodwill
We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. We performed a quantitative goodwill impairment test as of October 1, 2016 and 2015, and we determined that no impairment charges occurred.

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
Our reporting units to which goodwill has been allocated consist of the following:

•	crude oil pipelines;

•	refined product pipelines;

•	terminals, excluding our St. Eustatius and Point Tupper facilities; and

•	bunkering activity at our St. Eustatius and Point Tupper facilities.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment in Joint Ventures
We account for investment in joint ventures using the equity method of accounting. We reported our portion of the results of operations for our equity method investments in “Equity in earnings of joint ventures” in the consolidated statements of income. On January 2, 2015, we acquired full ownership of ST Linden Terminal, LLC (Linden), which owns a refined products terminal in Linden, NJ with 4.3 million barrels of storage capacity (the Linden Acquisition). See Note 4 for additional information on the Linden Acquisition. On February 26, 2014, we sold our remaining 50% ownership interest in Axeon Specialty Products LLC. See Note 5 for additional discussion.
Impairment of Long-Lived Assets
We review long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate recoverability using undiscounted estimated net cash flows generated by the related asset or asset group. If the results of that evaluation indicate that the undiscounted cash flows are less than the carrying amount of the asset (i.e., the asset is not recoverable) we perform an impairment analysis. If our intent is to hold the asset for continued use, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. If our intent is to sell the asset, and the criteria required to classify an asset as held for sale are met, we determine the amount of impairment as the amount by which the net carrying amount exceeds its fair value less costs to sell. We believe that the carrying amounts of our long-lived assets as of December 31, 2016 are recoverable.
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
We recognize a tax position if it is more-likely-than-not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more-likely-than-not to be realized. We had no unrecognized tax benefits as of December 31, 2016 and 2015.

NuStar Energy and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, as well as for our major non-U.S. jurisdictions, tax years subject to examination are 2012 through 2015, according to standard statute of limitations.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. We have recorded a liability of approximately $0.6 million as of December 31, 2016 and 2015, which is included in “Other long-term liabilities” in the consolidated balance sheets, for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements.
Environmental Remediation Costs
Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods.
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

Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees. Certain of our facilities charge fees to provide marine services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services. Storage terminal revenues are recognized when services are provided to the customer. Throughput revenues are recognized as refined products or crude oil are received in or delivered out of our terminal and as crude oil and certain other refinery feedstocks are received by the related refinery. Revenues for marine services are recognized as those services are provided.
Revenues from the sale of petroleum products, which are included in our fuels marketing segment, are recognized when product is delivered to the customer and title and risk pass to the customer.
We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, use, value added and some excise taxes. These taxes are not included in revenue.
Income Allocation
Our partnership agreement, as amended, sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income to the unitholders and the general partner; however, losses are only allocated to the common unitholders and the general partner. Our net income for each quarterly reporting period is first allocated to the preferred limited partner unitholders in an amount equal to the earned distributions for the respective reporting period and then to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribution for the respective reporting period. We allocate the remaining net income or loss among the common unitholders (98%) and general partner (2%), as set forth in our partnership agreement.
Basic and Diluted Net Income Per Common Unit
Basic and diluted net income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our common limited partners and participating securities based on their respective rights to receive distributions

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

earned during the period. Participating securities include our general partner interest and restricted units awarded under our long-term incentive plan.

We compute basic net income per common unit by dividing net income attributable to our common limited partners by the weighted-average number of common units outstanding during the period. We compute diluted net income per common unit by dividing net income attributable to our common limited partners by the sum of (i) the weighted-average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units include contingently issuable performance units awarded under our long-term incentive plan. See Note 24 for additional information on our performance units.
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
We record commodity derivative instruments in the consolidated balance sheets at fair value. We recognize mark-to-market adjustments for derivative instruments designated and qualifying as fair value hedges (Fair Value Hedges) and the related change in the fair value of the associated hedged physical inventory or firm commitment within “Cost of product sales.” For derivative instruments designated and qualifying as cash flow hedges (Cash Flow Hedges), we record the effective portion of mark-to-market adjustments as a component of accumulated other comprehensive income (loss) (AOCI) until the underlying hedged forecasted transactions occur. Any hedge ineffectiveness is recognized immediately in “Cost of product sales.” Once a hedged transaction occurs, we reclassify the effective portion from AOCI to “Cost of product sales.” If it becomes probable that a hedged transaction will not occur, then the associated gains or losses are reclassified from AOCI to “Cost of product sales” immediately. For derivative instruments that have associated underlying physical inventory but do not qualify for hedge accounting (Economic Hedges and Other Derivatives), we record the mark-to-market adjustments in “Cost of product sales.”
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
Unit-based Compensation
Unit-based compensation for our long-term incentive plan is recorded in our consolidated balance sheets based on the fair value of the awards granted and recognized as compensation expense primarily on a straight-line basis over the requisite service period. Certain awards issued under our long-term incentive plan provide that the grantee’s award vests immediately upon retirement. Compensation expense is recognized immediately if these awards are granted to retirement-eligible employees, as defined in each award. In addition, if, during a vesting period of a grant, the grantee will become retirement-eligible, then compensation expense associated with the grant is recognized from the grant date through the grantee’s retirement eligibility date.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Forfeitures of our unit-based compensation awards are recognized as an adjustment to compensation expense when they occur. Unit-based compensation expense is included in “General and administrative expenses” on our consolidated statements of income. See Note 24 for additional information regarding our unit-based compensation.
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
Reclassifications
Certain previously reported amounts in the 2015 consolidated financial statements and notes have been reclassified to conform to 2016 presentation.

3. NEW ACCOUNTING PRONOUNCEMENTS

Goodwill
In January 2017, the Financial Accounting Standards Board (FASB) issued amended guidance that simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating whether we will early adopt these provisions. However, we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Definition of a Business
In January 2017, the FASB issued amended guidance that clarifies the definition of a business used in evaluating whether a set of transferred assets and activities constitutes a business. Under the amended guidance, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities would not represent a business. To be considered a business, the set of assets transferred is required to include at least one substantive process that together significantly contribute to the ability to create outputs. In addition, the amended guidance narrows the definition of outputs to be consistent with how outputs are described in the new revenue recognition standard. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied prospectively. We are currently evaluating whether we will early adopt these provisions. However, we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Statement of Cash Flows
In August 2016, the FASB issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

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

Unit-Based Payments
In March 2016, the FASB issued amended guidance that simplifies certain aspects of accounting for unit-based payments to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The changes are effective for annual and interim periods beginning after December 15, 2016, and early adoption is permitted. Prior to the Employee Transfer discussed in Note 18, we did not sponsor a unit-based compensation plan. Upon completion of the Employee Transfer, we adopted this amended guidance effective January 1, 2016 on a prospective basis, which did not have a material impact on our financial position, results of operations or disclosures. Please refer to Note 24 for a discussion of our long-term incentive plan.

Leases
In February 2016, the FASB issued amended guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The changes are effective for annual and interim periods beginning after December 15, 2018, and amendments should be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain expedients. We currently expect to adopt these provisions on January 1, 2019. We are currently assessing the impact of this amended guidance on our financial position, results of operations and disclosures and plan to provide additional information about the expected financial impact at a future date. See Note 15 for commitments under our current operating lease arrangements.

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

Inventory
In July 2015, the FASB issued amended guidance that requires inventory to be measured at the lower of cost or net realizable value. The changes are effective for annual and interim periods beginning after December 15, 2016, and must be applied prospectively after the date of adoption. We adopted these provisions prospectively on January 1, 2017, and such adoption did not have an impact on our financial position, results of operations or disclosures.

Debt Issuance Costs
In April 2015, the FASB issued amended guidance for the presentation of debt issuance costs. Under the amended guidance, debt issuance costs will be presented on the balance sheet as a deduction from the carrying value of the associated debt liability. In August 2015, the FASB issued amended guidance that would allow debt issuance costs related to line-of-credit agreements to continue to be presented as an asset on the balance sheet. The changes are effective for annual and interim periods beginning after December 15, 2015, and retrospective application is required. On January 1, 2016, we retrospectively adopted this guidance. As a result, we reclassified $23.7 million of deferred debt issuance costs from “Other long-term assets, net” to “Long-term debt” on the consolidated balance sheet as of December 31, 2015. Unamortized debt issuance costs of $21.2 million are recorded as a reduction to “Long-term debt” on the consolidated balance sheet as of December 31, 2016.

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. The FASB has subsequently issued several updates that amend and/or clarify the new revenue recognition standard. Full implementation of the new revenue recognition standard will be completed by the end of 2017. Based on our analysis completed to date, we do not believe the standard will significantly impact the amount or timing of revenues recognized under the vast majority of our revenue contracts. We currently expect to adopt the new guidance using the modified retrospective approach, under which the cumulative effect of initially applying the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

new guidance is recognized as an adjustment to the opening balance of retained earnings, in the first quarter of 2018. We are continuing to evaluate the impact of this new guidance on our financial position, results of operations and disclosures.

4. ACQUISITIONS

Martin Terminal Acquisition. On December 21, 2016, we acquired crude oil and refined product storage assets in Corpus Christi, TX for $95.7 million, including $2.1 million of capital expenditure reimbursements, from Martin Operating Partnership L.P. (the Martin Terminal Acquisition). The assets acquired are in our storage segment and include 900,000 barrels of crude oil storage capacity, 250,000 barrels of refined product storage capacity and exclusive use of the Port of Corpus Christi’s new crude oil dock.

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

In connection with the Linden Acquisition, we ceased applying the equity method of accounting and consolidated Linden, which is included in our storage segment. The consolidated statements of income include the results of operations for Linden commencing on January 2, 2015. On the acquisition date, we remeasured our existing 50% equity investment in Linden to its fair value of $128.0 million and we recognized a gain of $56.3 million in “Other (expense) income, net” in the consolidated statements of income for the year ended December 31, 2015. We estimated the fair value using a market approach and an income approach. The market approach estimates the enterprise value based on an earnings multiple. The income approach calculates fair value by discounting the estimated net cash flows. We funded the acquisition with borrowings under our revolving credit agreement. The acquisition complements our existing storage operations, and having sole ownership of Linden strengthens our presence in the New York Harbor and the East Coast market.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISPOSITIONS

Terminal Dispositions
In January 2015, we sold our terminal in Alamogordo, NM with storage capacity of 0.1 million barrels for proceeds of $1.1 million. In 2014, we divested our terminals in Mobile, AL, Wilmington, NC and Dumfries, VA and our 75% interest in our facility in Mersin, Turkey (the Turkey Sale). We recognized a gain of $3.7 million on the Turkey Sale for the year ended December 31, 2014. We presented the results of operations for these facilities as discontinued operations.

2014 Asphalt Sale
On February 26, 2014, we sold our remaining 50% ownership interest in NuStar Asphalt LLC to Lindsay Goldberg LLC, a private investment firm (the 2014 Asphalt Sale). Effective February 27, 2014, NuStar Asphalt LLC changed its name to Axeon Specialty Products LLC (Axeon). As a result of the 2014 Asphalt Sale, we ceased applying the equity method of accounting. Therefore, the results of our investment in Axeon were reported in “Equity in earnings of joint ventures” in the consolidated statements of income through February 25, 2014. Upon completion of the 2014 Asphalt Sale, the parties agreed to: (i) convert the $250.0 million unsecured revolving credit facility provided by us to Axeon into a $190.0 million term loan (the Axeon Term Loan); (ii) terminate the terminal services agreements with respect to our terminals in Rosario, NM, Catoosa, OK and Houston, TX; (iii) amend the terminal services agreements for our terminals in Baltimore, MD and Jacksonville, FL; and (iv) transfer ownership of both the Wilmington, NC and Dumfries, VA terminals to Axeon. We ceased reporting transactions between us and Axeon as related party transactions in our consolidated financial statements on February 26, 2014. See Note 8 for additional information on the Axeon Term Loan.

6. ALLOWANCE FOR DOUBTFUL ACCOUNTS
The changes in the allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Balance as of beginning of year	$8,473	$7,808	$1,224
Increase in allowance, net	24	965	7,649
Accounts charged against the allowance	(741)	(300)	(1,065)
Balance as of end of year	$7,756	$8,473	$7,808

7. INVENTORIES
Inventories consisted of the following:

	December 31,
	2016	2015
	(Thousands of Dollars)
Crude oil and refined petroleum products	$28,044	$30,154
Materials and supplies	9,901	8,595
Total	$37,945	$38,749
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. OTHER CURRENT ASSETS
Other current assets consisted of the following:

	December 31,
	2016	2015
	(Thousands of Dollars)
Axeon Term Loan	$110,000	$—
Prepaid expenses	14,894	16,331
Derivative assets	155	11,402
Other	7,637	3,443
Other current assets	$132,686	$31,176

Axeon Term Loan. In December 2016, Lindsay Goldberg LLC informed us that they entered into an agreement to sell Axeon’s retail asphalt sales and distribution business (the Axeon Sale), and we entered into an agreement with Axeon (the Axeon Letter Agreement) to settle and terminate the Axeon Term Loan with a $110.0 million payment to us upon closing of the Axeon Sale. As a result of the Axeon Letter Agreement and our review of Axeon’s financial statements, we determined it was probable that we would not receive all contractual amounts due under the Axeon Term Loan. Therefore, we recorded a charge of $58.7 million, included in “Other (expense) income, net” in the consolidated statements of income, to reduce the carrying amount of the Axeon Term Loan to $110.0 million and reclassified the Axeon Term Loan from “Other long-term assets, net” to “Other current assets” on the consolidated balance sheet as of December 31, 2016. The Axeon Sale closed on February 22, 2017. In conjunction with the closing, we received the $110.0 million payment in accordance with the Axeon Letter Agreement, the Axeon Term Loan terminated and we are no longer required to provide ongoing credit support to Axeon. We were not obligated to perform under any of the guarantees or letters of credit provided prior to the closing of the Axeon Sale. We are in the process of terminating certain guarantees that we previously issued on Axeon’s behalf that remain outstanding after the Axeon Sale, but these guarantees are supported by a letter of credit provided to us in an amount equal to those remaining guarantees, thereby reducing our exposure to zero. In addition, in connection with the closing of the Axeon Sale, the terminal storage agreements that Axeon has with our Jacksonville, Florida and Baltimore, Maryland terminal facilities were amended to increase the storage fees.
The recently terminated Axeon Term Loan included scheduled repayments in 2014 and 2015, which were subject to Axeon meeting certain restrictive requirements contained in its third-party asset-based revolving credit facility. In 2015 and 2014, those requirements prohibited Axeon from making the two scheduled principal payments, which, under the provisions of the Axeon Term Loan, increased the interest rate payable by Axeon. The Axeon Term Loan was scheduled to be repaid no later than September 28, 2019. Prior to the closing of the Axeon Sale, we reviewed the financial information of Axeon monthly for possible credit loss indicators. We recognized interest income associated with the Axeon Term Loan ratably over the term of the loan in “Interest expense, net” on the consolidated statements of income.

Under our agreements with Axeon, we also provided credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon. As of December 31, 2016, we had provided guarantees for Axeon with an aggregate maximum potential exposure of $54.1 million, plus one guarantee to suppliers that did not specify a maximum amount. As of December 31, 2016, we had also provided $16.7 million in letters of credit on behalf of Axeon. Please refer to Note 16 for a discussion of the guarantees.

As of December 31, 2015, the carrying amount of the Axeon Term Loan was $170.4 million, consisting of the following: (i) the outstanding principal amount from the Axeon Term Loan of $190.0 million; (ii) plus the fair value of guarantees of $1.7 million; (iii) less equity losses from our investment in Axeon of $21.3 million incurred prior to the 2014 sale of our remaining ownership interest in Axeon and after the carrying value of our equity investment in Axeon was reduced to zero. The carrying value of the Axeon Term Loan as of December 31, 2015 was included in “Other long-term assets, net” on the consolidated balance sheet.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, at cost, consisted of the following:

	Estimated Useful Lives			December 31,
				2016	2015
	(Years)			(Thousands of Dollars)
Land		-		$138,224	$140,292
Land and leasehold improvements	5	-	40	187,930	186,848
Buildings	15	-	40	144,773	137,269
Pipelines, storage and terminals	20	-	40	4,647,718	4,399,378
Rights-of-way	20	-	40	202,311	194,055
Construction in progress		-		114,322	151,318
Total				5,435,278	5,209,160
Less accumulated depreciation and amortization				(1,712,995)	(1,525,589)
Property, plant and equipment, net				$3,722,283	$3,683,571
Capitalized interest costs added to property, plant and equipment totaled $3.4 million, $5.5 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation and amortization expense for property, plant and equipment totaled $200.7 million, $192.3 million and $177.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, which includes depreciation expense included in “Income (loss) from discontinued operations, net of tax” on the consolidated statements of income.

10. INTANGIBLE ASSETS AND OTHER LONG-TERM ASSETS
Intangible Assets
Intangible assets are recorded at cost and are amortized on a straight-line basis over 10 to 47 years. Intangible assets consisted of the following:

	December 31, 2016		December 31, 2015
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Thousands of Dollars)
Customer relationships	$166,950	$(41,582)	$196,616	$(86,370)
Other	2,359	(644)	2,359	(594)
Total	$169,309	$(42,226)	$198,975	$(86,964)
All of our intangible assets are subject to amortization. Amortization expense for intangible assets was $13.9 million, $16.7 million and $12.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The estimated aggregate amortization expense is $16.7 million for each of the years 2017 through 2021.
Other Long-Term Assets, Net
Other long-term assets, net consisted of the following:

	December 31,
	2016	2015
	(Thousands of Dollars)
Axeon Term Loan (a)	$—	$170,352
Amount remaining in trust for the GoZone Bonds (a)	42,359	54,822
Ammonia pipeline linefill and tank heel inventory	34,377	35,178
Other	28,572	36,245
Other long-term assets, net	$105,308	$296,597

(a)	See Note 8 for discussion on the Axeon Term Loan and Note 13 for discussion of the GoZone Bonds.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. GOODWILL

Changes in the carrying amount of goodwill by segment were as follows:

	Pipeline	Storage	Fuels Marketing	Total
	(Thousands of Dollars)
Balances as of January 1, 2015:
Goodwill	$306,207	$612,012	$53,255	$971,474
Accumulated impairment losses	—	(331,913)	(22,132)	(354,045)
Net goodwill	306,207	280,099	31,123	617,429

Activity for the year ended December 31, 2015:
Linden Acquisition final purchase price allocation	—	79,208	—	79,208

Balances as of December 31, 2015 and 2016:
Goodwill	306,207	691,220	53,255	1,050,682
Accumulated impairment losses	—	(331,913)	(22,132)	(354,045)
Net goodwill	$306,207	$359,307	$31,123	$696,637

12. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
	2016	2015
	(Thousands of Dollars)
Derivative liabilities	$5,052	$121
Employee wages and benefit costs	30,807	31,143
Unearned income	14,355	14,290
Other	10,271	9,640
Accrued liabilities	$60,485	$55,194

13. DEBT
Long-term debt consisted of the following:

				December 31,
	Maturity			2016	2015
				(Thousands of Dollars)
Revolving Credit Agreement		2019		$838,992	$882,664
4.75% senior notes		2022		250,000	250,000
6.75% senior notes		2021		300,000	300,000
4.80% senior notes		2020		450,000	450,000
7.65% senior notes		2018		350,000	350,000
7.625% subordinated notes		2043		402,500	402,500
GoZone Bonds	2038	thru	2041	365,440	365,440
Receivables Financing Agreement		2018		58,400	53,500
Net fair value adjustments, unamortized discounts and unamortized debt issuance costs		N/A		(968)	1,508
Total long-term debt				$3,014,364	$3,055,612

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The long-term debt repayments are due as follows (in thousands):

2017	$—
2018	408,400
2019	838,992
2020	450,000
2021	300,000
Thereafter	1,017,940
Total repayments	3,015,332
Net fair value adjustments, unamortized discounts and unamortized debt issuance costs	(968)
Total long-term debt	$3,014,364
Interest payments totaled $146.1 million, $138.9 million and $135.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of December 31, 2016, our weighted-average interest rate was 2.5%. During the year ended December 31, 2016, the weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.3%.
The Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, the Revolving Credit Agreement requires us to maintain, as of the end of each rolling period of four consecutive fiscal quarters, a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the Revolving Credit Agreement) not to exceed 5.00-to-1.00. If we consummate an acquisition for an aggregate net consideration of at least $50.0 million, the maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods. As of December 31, 2016, our consolidated debt coverage ratio could not exceed 5.50-to-1.00, as a result of the Martin Terminal Acquisition in December 2016. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of December 31, 2016, we had $645.2 million available for borrowing.
Letters of credit issued under the Revolving Credit Agreement totaled $15.8 million as of December 31, 2016. Letters of credit are limited to $750.0 million (including up to the equivalent of $25.0 million in Euros and up to the equivalent of $25.0 million in British Pounds Sterling) and also may restrict the amount we can borrow under the Revolving Credit Agreement.
Notes
NuStar Logistics Senior Notes. Interest is payable semi-annually in arrears for the $250.0 million of 4.75% senior notes, $300.0 million of 6.75% senior notes, $450.0 million of 4.80% senior notes and $350.0 million of 7.65% senior notes (collectively, the NuStar Logistics Senior Notes). The interest rate payable on the 7.65% senior notes is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies and is at 8.2% as of December 31, 2016. The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur additional secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar Logistics Senior Notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens and to engage in certain sale-leaseback transactions. At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, which includes a make-whole premium, plus accrued and unpaid interest to the redemption date. The NuStar Logistics Senior Notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

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
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued Revenue Bonds Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansions pursuant to the Gulf Opportunity Zone Act of 2005 for an aggregate $365.4 million (collectively, the GoZone Bonds). The interest rates on these bonds are based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in the trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” in our consolidated balance sheets. For the years ended December 31, 2016 and 2015, the amount received from the trustee totaled $12.5 million and $17.5 million, respectively.
NuStar Logistics is solely obligated to service the principal and interest payments associated with the GoZone Bonds. Letters of credit were issued by various individual banks on our behalf to guarantee the payment of interest and principal on the bonds. All letters of credit rank equally with existing senior unsecured indebtedness of NuStar Logistics. Obligations under the letters of credit issued are guaranteed by NuStar Energy and NuPOP. The letters of credit issued by individual banks do not restrict the amount we can borrow under the Revolving Credit Agreement.
The following table summarizes the GoZone Bonds outstanding as of December 31, 2016:

Date Issued	Maturity Date	Amount Outstanding	Amount of Letter of Credit	Amount Received from Trustee	Amount Remaining in Trust (a)	Weighted-Average Interest Rate (b)
		(Thousands of Dollars)
June 26, 2008	June 1, 2038	$55,440	$56,169	$55,440	$—	0.7%
July 15, 2010	July 1, 2040	100,000	101,315	100,000	—	0.7%
October 7, 2010	October 1, 2040	50,000	50,658	43,741	6,518	0.7%
December 29, 2010	December 1, 2040	85,000	86,118	49,782	35,841	0.7%
August 29, 2011	August 1, 2041	75,000	75,986	75,000	—	0.7%
	Total	$365,440	$370,246	$323,963	$42,359

(a)	Amount remaining in trust includes accrued interest.

(b)	For the year ended December 31, 2016, our weighted-average interest rate on borrowings was 0.4%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of December 31, 2016 and 2015, $104.5 million and $97.9 million of our accounts receivable were included in the Securitization Program, respectively. The weighted average interest rate related to outstanding borrowings under the Securitization Program during the year ended December 31, 2016 was 1.4%.

NuStar Finance’s sole activity consists of purchasing such receivables and providing them as collateral under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, the Originators or their affiliates.

Short-Term Lines of Credit
NuStar Logistics is party to two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $75.0 million, which allow us to better manage fluctuations in our daily cash requirements and minimize our excess cash balances. The interest rate and maturity vary and are determined at the time of borrowing. We had $54.0 million outstanding under these lines of credit as of December 31, 2016. Obligations under these short-term line of credit agreements are guaranteed by NuStar Energy. The weighted-average interest rate related to outstanding borrowings under our short-term lines of credit during the year ended December 31, 2016 was 2.0%.

14. HEALTH, SAFETY AND ENVIRONMENTAL MATTERS
Our operations are subject to extensive federal, state and local environmental laws and regulations, in the U.S. and in the other countries in which we operate, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels and pollution prevention measures, among others. Our operations are also subject to extensive federal, state and local health and safety laws and regulations, including those relating to worker and pipeline safety, pipeline integrity and operator qualifications. The principal environmental and safety risks associated with our operations relate to unauthorized or unpermitted emissions into the air, unauthorized releases into soil, surface water or groundwater, personal injury and property damage. Compliance with these environmental, health and safety laws, regulations and related permits increases our capital expenditures and operating expenses, and violation of these laws, regulations or permits could result in significant civil and criminal liabilities, injunctions or other penalties.
Most of our pipelines are subject to federal regulation by one or more of the following governmental agencies: the Federal Energy Regulatory Commission (the FERC), the Surface Transportation Board (the STB), the Department of Transportation (DOT), the Environmental Protection Agency (EPA) and the Department of Homeland Security. Additionally, the operations and integrity of the pipelines are subject to the respective state jurisdictions along the routes of the systems.
We have adopted policies, practices and procedures to address pollution control, pipeline integrity, operator qualifications, public relations and education, process safety management, risk management planning, hazard communication, emergency response planning, community right-to-know, occupational health and the handling, storage, use and disposal of hazardous materials. Our policies are designed to comply with applicable federal, state and local regulations and to prevent material environmental or other damage, to ensure the safety of our pipelines, our employees, the public and the environment and to limit the financial liability that could result from such events. Future governmental action and regulatory initiatives could

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

necessitate changes to expected operating permits and procedures, additional remedial actions or increased capital expenditures and operating costs. Risks of additional costs and liabilities are inherent within the industry, and there can be no assurances that significant costs and liabilities will not be incurred in the future.
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
The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2016	2015
	(Thousands of Dollars)
Balance as of the beginning of year	$7,667	$6,598
Additions to accrual	870	3,685
Payments	(3,302)	(2,574)
Foreign currency translation	(115)	(42)
Balance as of the end of year	$5,120	$7,667

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2016	2015
	(Thousands of Dollars)
Accrued liabilities	$3,281	$4,350
Other long-term liabilities	1,839	3,317
Accruals for environmental matters	$5,120	$7,667

15. COMMITMENTS AND CONTINGENCIES
Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We have no amount accrued for contingent losses as of December 31, 2016, and $4.8 million accrued for contingent losses as of December 31, 2015. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.
Commitments
Lessee Commitments. Future minimum rental payments applicable to all noncancellable operating leases and purchase obligations as of December 31, 2016 are as follows:

	Payments Due by Period
	2017	2018	2019	2020	2021	There- after	Total
	(Thousands of Dollars)
Operating leases	$31,041	$29,316	$22,718	$10,861	$5,314	$56,461	$155,711
Purchase obligations	4,088	2,630	1,449	42	—	—	8,209

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rental expense for all operating leases totaled $37.0 million, $39.7 million and $46.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our operating leases consist primarily of the following:

•	a ten-year lease for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales, with two five-year renewal options; and

•	land leases at various terminal facilities, with original terms ranging from 10 to 100 years.

Lessor Commitments. We have entered into certain revenue arrangements where we are considered to be the lessor in accordance with GAAP. Under these arrangements we lease certain of our storage tanks in exchange for a fixed fee subject to an annual consumer price index adjustment. The arrangements commenced on January 1, 2017, and have initial terms of ten years with successive ten-year automatic renewal terms. Future minimum revenues we expect to receive under these lease arrangements as of December 31, 2016 total $391.3 million, which we will recognize ratably over the ten-year term.

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
Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,551	$—	$—	$1,551
Commodity derivatives	—	155	—	155
Other long-term assets, net:
Interest rate swaps	—	1,314	—	1,314
Total	$1,551	$1,469	$—	$3,020
Liabilities:
Accrued liabilities:
Product imbalances	$(1,577)	$—	$—	$(1,577)
Commodity derivatives	(4,887)	(165)	—	(5,052)
Other long-term liabilities:
Guarantee liability	—	—	(1,230)	(1,230)
Interest rate swaps	—	(2,632)	—	(2,632)
Total	$(6,464)	$(2,797)	$(1,230)	$(10,491)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$179	$—	$—	$179
Commodity derivatives	11,325	77	—	11,402
Other long-term assets, net:
Interest rate swaps	—	2,755	—	2,755
Total	$11,504	$2,832	$—	$14,336
Liabilities:
Accrued liabilities:
Product imbalances	$(419)	$—	$—	$(419)
Commodity derivatives	—	(120)	—	(120)
Other long-term liabilities:
Guarantee liability	—	—	(1,697)	(1,697)
Interest rate swaps	—	(1,452)	—	(1,452)
Total	$(419)	$(1,572)	$(1,697)	$(3,688)
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

Guarantees. As of December 31, 2016 and 2015, we recorded a liability of $1.2 million and $1.7 million, respectively, representing the fair value of guarantees we have issued on behalf of Axeon. We estimated the fair value considering the probability of default by Axeon and an estimate of the amount we would be obligated to pay under the guarantees at the time of default. We calculated the fair value based on the guarantees outstanding as of December 31, 2016 and 2015, totaling $54.1 million and $71.9 million, respectively, and one guarantee that did not specify a maximum amount as of December 31, 2016. As of December 31, 2015, we provided two guarantees that did not specify a maximum amount. We provided guarantees for commodity purchases, lease obligations and certain utilities for Axeon. Our estimate of the fair value was based on significant inputs not observable in the market and thus fell within Level 3 of the fair value hierarchy. After the Axeon Sale closed on February 22, 2017, we are no longer obligated to provide ongoing credit support, including guarantees, on behalf of Axeon. We are in the process of terminating certain guarantees that we previously issued on Axeon’s behalf that remain outstanding after the Axeon Sale, but these guarantees are supported by a letter of credit provided to us in an amount equal to those remaining guarantees, thereby reducing our exposure to zero. See Note 8 for additional information on the Axeon Term Loan.

The following table summarizes the activity in our Level 3 liabilities:

Year Ended December 31, 2016
(Thousands of Dollars)
Beginning balance	$1,697
Adjustment to guarantee liability	(467)
Ending balance	$1,230

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for the Axeon Term Loan and long-term debt, approximate their carrying amounts.

The estimated fair values and carrying amounts of the long-term debt and the Axeon Term Loan were as follows:

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
	(Thousands of Dollars)
Long-term debt	$3,084,762	$3,014,364	$2,929,438	$3,055,612
Axeon Term Loan	$110,000	$110,000	$172,123	$170,352

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

Since we expected to settle and terminate the Axeon Term Loan upon closing of the Axeon Sale in 2017, we reclassified the Axeon Term Loan into “Other current assets” on the consolidated balance sheet as of December 31, 2016. We also determined that the fair value of the Axeon Term Loan approximated its carrying value as of December 31, 2016. See Note 8 for additional information on the Axeon Term Loan.

As of December 31, 2015, we estimated the fair value of the Axeon Term Loan using discounted cash flows, which used observable inputs such as time to maturity and market interest rates, and determined that the fair value fell in Level 2 of the fair value hierarchy. The carrying value of the Axeon Term Loan as of December 31, 2015 was included in “Other long-term assets, net” on the consolidated balance sheet.

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

Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps during the year ended December 31, 2015, in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on three month USD LIBOR. These swaps qualified, and we designated them, as cash flow hedges. We record the effective portion of mark-to-market adjustments as a component of AOCI, and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of December 31, 2016 and 2015, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

The remaining fair value amount associated with unwound fixed-to-floating interest rate swap agreements totaled a $21.1 million and $26.3 million gain as of December 31, 2016 and 2015, respectively, and is included in “Long-term debt” on the consolidated balance sheets. The remaining fair value amount associated with unwound forward-starting interest rate swap agreements totaled a $20.9 million and a $29.3 million loss as of December 31, 2016 and 2015, respectively, and is included in AOCI on the consolidated balance sheets. These amounts are amortized ratably over the remaining life of the related debt instrument into “Interest expense, net” on the consolidated statements of income.

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
The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 4.7 million barrels and 8.0 million barrels as of December 31, 2016 and 2015, respectively. As of December 31, 2016, we had $1.8 million of margin deposits; we had no margin deposits as of December 31, 2015.
The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31,
		2016	2015	2016	2015
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Commodity contracts	Other current assets	$—	$1,937	$—	$(23)
Interest rate swaps	Other long-term assets, net	1,314	2,755	—	—
Commodity contracts	Accrued liabilities	144	—	(3,566)	—
Interest rate swaps	Other long-term liabilities	—	—	(2,632)	(1,452)
Total		1,458	4,692	(6,198)	(1,475)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	265	34,016	(110)	(24,528)
Commodity contracts	Accrued liabilities	9,128	117	(10,758)	(237)
Total		9,393	34,133	(10,868)	(24,765)

Total Derivatives		$10,851	$38,825	$(17,066)	$(26,240)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

	December 31,
Commodity Contracts	2016	2015
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$155	$11,402
Net amounts of liabilities presented in the consolidated balance sheets	$(5,052)	$(120)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the consolidated income statements, and that impact was as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
(Loss) gain recognized in income on derivative	$(11,254)	$21,589	$21,951
Gain (loss) recognized in income on hedged item	15,295	(18,047)	(21,587)
Gain recognized in income for ineffective portion	4,041	3,542	364

Derivatives Not Designated as Hedging Instruments:
Gain recognized in income on derivative	$225	$2,208	$18,407

Our interest rate swaps also had the following impact on earnings:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
(Loss) gain recognized in other comprehensive (loss) income on derivative (effective portion)	$(2,621)	$1,303	$—
Loss reclassified from AOCI into interest expense, net (effective portion)	(8,331)	(9,802)	(10,663)

As of December 31, 2016, we expect to reclassify a loss of $6.6 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

18. RELATED PARTY TRANSACTIONS
NuStar GP, LLC
GP Services Agreement. Prior to the Employee Transfer discussed in Note 1, our operations were managed by NuStar GP, LLC under a services agreement effective January 1, 2008 pursuant to which employees of NuStar GP, LLC performed services for our U.S. operations. Employees of NuStar GP, LLC provided services to us and NuStar GP Holdings; therefore, we reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated to NuStar GP Holdings. The following table summarizes information pertaining to our related party transactions:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Revenues	$—	$—	$929
Operating expenses	$21,681	$135,565	$125,736
General and administrative expenses	$10,493	$66,769	$66,910
Interest income	$—	$—	$1,055
Revenues included in discontinued operations, net of tax	$—	$—	$528
Expenses included in discontinued operations, net of tax	$—	$2	$1,680

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assignment and Assumption Agreement. Also on March 1, 2016 and in connection with the Employee Transfer, we entered into an Assignment and Assumption Agreement with NuStar GP, LLC (the Assignment Agreement). Under the Assignment Agreement, NuStar GP, LLC assigned all of its employee benefit plans, programs, contracts, policies, and various of its other agreements and contracts with certain employees, affiliates and third-party service providers (collectively, the Assigned Programs) to NuStar Services Co. In addition, NuStar Services Co agreed to assume the sponsorship of and all obligations relating to the ongoing maintenance and administration of each of the plans and agreements in the Assigned Programs. Certain of our officers are also officers of NuStar GP Holdings and are considered dual employees of ours and NuStar GP Holdings.

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

Balance Sheet Items. We had a receivable from related party of $0.3 million as of December 31, 2016, mainly comprised of service fees and expenses paid on behalf of NuStar GP Holdings. As of December 31, 2015, we had a payable to related party of $14.8 million, mainly comprised of payroll, employee benefit plan expenses and unit-based compensation prior to the Employee Transfer, and none as of December 31, 2016. We also had a long-term payable to related party as of December 31, 2015 of $32.1 million, representing long-term employee benefits prior to the Employee Transfer, and none as of December 31, 2016.

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
Terminal Service Agreements. We were a party to terminal service agreements with Axeon for our terminals in Wilmington, NC, Rosario, NM, Catoosa, OK, Houston, TX, Jacksonville, FL, Dumfries, VA, and Baltimore, MD. As a result of the 2014 Asphalt Sale, these terminal service agreements were either amended or terminated.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. OTHER (EXPENSE) INCOME
Other (expense) income consisted of the following:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)

Impairment loss on Axeon Term Loan	$(58,655)	$—	$—
Gain associated with Linden Acquisition	—	56,277	—
Foreign exchange (losses) gains	(660)	3,891	2,057
(Loss) gain from sale or disposition of assets	(64)	1,617	642
Other, net	596	37	1,800
Other (expense) income, net	$(58,783)	$61,822	$4,499

20. PARTNERS’ EQUITY

Issuance of Preferred Units
In the fourth quarter of 2016, we issued 9,060,000 of our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units) representing limited partner interests at a price of $25.00 per unit. We used the net proceeds of $218.4 million from this issuance for general partnership purposes, including the funding of capital expenditures and repayments of outstanding borrowings under the Revolving Credit Agreement.

Distributions on the Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Preferred Units and are payable on the 15th day of each of March, June, September and December of each year (beginning on March 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate on the Preferred Units to, but not including, December 15, 2021 is 8.50% per annum of the $25.00 liquidation preference per unit (equal to $2.125 per unit per annum). On and after December 15, 2021, distributions on the Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 6.766%. On January 27, 2017, we announced a Preferred Unit distribution of $0.64930556 per unit to be paid on March 15, 2017 to holders of record as of March 1, 2017 for distributions accumulated from the issuance date up to the payment date. The Preferred Units rank senior to all of our other classes of equity securities with respect to distribution rights and rights upon liquidation.

At any time on or after December 15, 2021, we may redeem our Preferred Units, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions to, but not including, the date of redemption, whether or not declared. We may also redeem the Preferred Units upon the occurrence of certain rating events or a change of control as defined in our partnership agreement. In the case of the latter instance, if we choose not to redeem the Preferred Units, the preferred unitholders may have the ability to convert the Preferred Units to common units at the then applicable conversion rate. Preferred unitholders have no voting rights except for certain exceptions set forth in our partnership agreement.
Issuance of Common Units
During the year ended December 31, 2016, we issued 595,050 common units representing limited partner interests at an average price of $47.39 per unit for proceeds of $28.3 million, net of $0.5 million of issuance costs. We used these proceeds, which includes a contribution of $0.6 million from our general partner to maintain its 2% general partner interest, for general partnership purposes, including repayments of outstanding borrowings under the Revolving Credit Agreement.

For the year ended December 31, 2016, we issued 135,100 common units representing limited partner interests in connection with vesting of awards issued under our long-term incentive plan.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in “Accumulated other comprehensive income (loss)” were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2014	$(13,658)	$(49,736)	$—	$(63,394)
Other comprehensive loss before reclassification adjustments	(15,181)	—	—	(15,181)
Net loss on cash flow hedges reclassified into interest expense, net	—	10,663	—	10,663
Other comprehensive (loss) income	(15,181)	10,663	—	(4,518)
Balance as of December 31, 2014	(28,839)	(39,073)	—	(67,912)
Other comprehensive (loss) income before reclassification adjustments	(31,987)	1,303	—	(30,684)
Net loss on cash flow hedges reclassified into interest expense, net	—	9,802	—	9,802
Other comprehensive (loss) income	(31,987)	11,105	—	(20,882)
Balance as of December 31, 2015	(60,826)	(27,968)	—	(88,794)
Employee Transfer	—	—	4,201	4,201
Deferred income tax adjustments	—	—	2,414	2,414
Other comprehensive loss before reclassification adjustments	(8,243)	(2,621)	(7,852)	(18,716)
Net gain on pension costs reclassified into operating expense	—	—	(1,200)	(1,200)
Net gain on pension costs reclassified into general and administrative expense	—	—	(413)	(413)
Net loss on cash flow hedges reclassified into interest expense, net	—	8,331	—	8,331
Other comprehensive (loss) income	(8,243)	5,710	(2,850)	(5,383)
Balance as of December 31, 2016	$(69,069)	$(22,258)	$(2,850)	$(94,177)

The following table details the calculation of net income applicable to the general partner:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Net income attributable to NuStar Energy L.P.	$150,003	$306,720	$210,773
Less preferred limited partner interest	1,925	—	—
Less general partner incentive distribution	43,407	43,220	43,220
Net income after general partner incentive distribution and preferred limited partner interest	104,671	263,500	167,553
General partner interest allocation	2%	2%	2%
General partner interest allocation of net income	2,091	5,270	3,352
General partner incentive distribution	43,407	43,220	43,220
Net income applicable to general partner	$45,498	$48,490	$46,572

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Common Unit and General Partner Distributions
We make quarterly distributions to common unitholders and the general partner of 100% of our available cash, generally defined as cash receipts less cash disbursements (including Preferred Unit distributions) and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a minimum quarterly distribution of $0.60 per unit each quarter ($2.40 annualized), subject to limitation by the Preferred Unit distributions in arrears, if any. Our available cash is first distributed 98% to the common unitholders and 2% to the general partner until the amount distributed to our common unitholders and general partner is equal to the minimum quarterly distribution and arrearages in the payment of the minimum quarterly distribution for any prior quarter. Cash in excess of the minimum quarterly distributions is distributed to our common unitholders and our general partner based on the percentages shown below.
Our general partner is entitled to incentive distributions if the amount we distribute to holders of our common units with respect to any quarter exceeds specified target levels shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Common Unit	Common Unitholders	General Partner
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The following table reflects the allocation of total cash distributions to the general and common limited partners applicable to the period in which the distributions were earned:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$7,877	$7,844	$7,844
General partner incentive distribution	43,407	43,220	43,220
Total general partner distribution	51,284	51,064	51,064
Common limited partners’ distribution	342,598	341,140	341,140
Total cash distributions	$393,882	$392,204	$392,204

Cash distributions per unit applicable to common limited partners	$4.380	$4.380	$4.380
The following table summarizes information related to our quarterly cash distributions to our general and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2016 (a)	$1.095	$98,971	February 8, 2017	February 13, 2017
September 30, 2016	$1.095	$98,809	November 8, 2016	November 14, 2016
June 30, 2016	$1.095	$98,051	August 9, 2016	August 12, 2016
March 31, 2016	$1.095	$98,051	May 9, 2016	May 13, 2016

(a)	The distribution was announced on January 27, 2017.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. NET INCOME PER UNIT
The following table details the calculation of net income per unit:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars, Except Per Unit Data)
Net income attributable to NuStar Energy L.P.	$150,003	$306,720	$210,773
Less: Distributions to general partner (including incentive distribution rights)	51,284	51,064	51,064
Less: Distributions to common limited partners	342,598	341,140	341,140
Less: Distributions for preferred limited partners	1,925	—	—
Less: Distribution equivalent rights to restricted units	2,697	—	—
Distributions in excess of earnings	$(248,501)	$(85,484)	$(181,431)

Net income attributable to common units:
Distributions to common limited partners	$342,598	$341,140	$341,140
Allocation of distributions in excess of earnings	(243,530)	(83,774)	(177,801)
Total	$99,068	$257,366	$163,339

Basic weighted-average common units outstanding	78,080,484	77,886,078	77,886,078

Diluted common units outstanding:
Basic weighted-average common units outstanding	78,080,484	77,886,078	77,886,078
Effect of dilutive potential common units	32,518	—	—
Diluted weighted-average common units outstanding	78,113,002	77,886,078	77,886,078

Basic and diluted net income per common unit	$1.27	$3.30	$2.10

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22. STATEMENTS OF CASH FLOWS
Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(23,234)	$67,257	$72,298
Receivable from related parties	(317)	—	50,918
Inventories	940	16,776	82,075
Other current assets	8,128	4,414	3,785
Increase (decrease) in current liabilities:
Accounts payable	14,071	(32,152)	(153,671)
Payable to related party	894	(872)	837
Accrued interest payable	(256)	941	303
Accrued liabilities	161	(7,834)	22,980
Taxes other than income tax	2,690	(1,522)	4,341
Income tax payable	639	3,551	(1,448)
Changes in current assets and current liabilities	$3,716	$50,559	$82,418
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	current assets and current liabilities acquired and disposed during the period;

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation;

•	reclassification of the Axeon Term Loan to other current assets from other long-term assets, net; and

•	non-cash related party transactions associated with the Employee Transfer (see Note 18 for further information).
Non-cash financing activities for the years ended December 31, 2016 and 2015 mainly consist of changes in the fair values of our interest rate swap agreements.
Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$142,663	$133,388	$129,377
Cash paid for income taxes, net of tax refunds received	$11,847	$9,971	$6,699

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. EMPLOYEE BENEFIT PLANS

Employee Transfer
On March 1, 2016, and in conjunction with the Employee Transfer, we assumed $22.5 million and $10.2 million in benefit obligations associated with the pension plans and other postretirement benefit plans, respectively. Prior to the Employee Transfer, we reimbursed all costs incurred by NuStar GP, LLC related to these employee benefit plans at cost. For comparability purposes this footnote presents information related to these benefit plans on a combined basis for periods prior to the Employee Transfer and after the Employee Transfer, including changes in the benefit obligation and fair value of plan assets, components of net periodic benefit cost (income), and adjustments to other comprehensive income (loss). Consequently, certain amounts presented below will differ from amounts reflected in our consolidated financial statements. See Note 18 for additional discussion on the Employee Transfer.

Thrift Plans
The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and open to substantially all our domestic employees upon their date of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. We make matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. The matching contributions to the Thrift Plan for the years ended December 31, 2016, 2015 and 2014 totaled $6.6 million, $6.3 million and $5.9 million, respectively.

The NuStar Excess Thrift Plan (the Excess Thrift Plan) is a nonqualified deferred compensation plan that became effective July 1, 2006. The Excess Thrift Plan provides benefits to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Code.

We also maintain several other defined contribution plans for certain international employees located in Canada, the Netherlands and the United Kingdom. For the years ended December 31, 2016, 2015 and 2014, our costs for these plans totaled $2.4 million, $2.6 million and $2.7 million, respectively.

Pension and Other Postretirement Benefits
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that provides eligible U.S. employees with retirement income as calculated under a cash balance formula. Under the cash balance formula, benefits are determined based on age, service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service. Prior to January 1, 2014, eligible employees were covered under either a cash balance formula or a final average pay formula (FAP). Effective January 1, 2014, the Pension Plan was amended to freeze the FAP benefits as of December 31, 2013, and going forward, all eligible employees are covered under the cash balance formula discussed above.
We also maintain an excess pension plan (the Excess Pension Plan), which is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. Neither the Excess Thrift Plan nor the Excess Pension Plan is intended to constitute either a qualified plan under the provisions of Section 401 of the Code or a funded plan subject to the Employee Retirement Income Security Act.

The Pension Plan, Excess Pension Plan and the supplemental executive retirement plan (the SERP), which has no participants following final payouts in 2014, are collectively referred to as the Pension Plans in the tables and discussion below. Our other postretirement benefit plans include a contributory medical benefits plan for U.S. employees that retired prior to April 1, 2014 and for employees that retire on or after April 1, 2014, a partial reimbursement for eligible third-party health care premiums.
We use December 31 as the measurement date for our pension and other postretirement plans.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in the consolidated balance sheets for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2016 and 2015 were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans (a)
	2016	2015	2016	2015
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$109,202	$106,848	$10,042	$10,484
Service cost	7,703	7,676	419	470
Interest cost	4,023	4,389	401	448
Benefits paid	(2,554)	(4,338)	(422)	(507)
Participant contributions	—	—	253	203
Actuarial loss (gain)	9,028	(5,373)	368	(1,056)
Benefit obligation, December 31	$127,402	$109,202	$11,061	$10,042
Change in plan assets:
Plan assets at fair value, January 1	$87,706	$83,365	$—	$—
Actual return on plan assets	6,891	645	—	—
Employer contributions	15,601	8,034	169	304
Benefits paid	(2,554)	(4,338)	(422)	(507)
Participant contributions	—	—	253	203
Plan assets at fair value, December 31	$107,644	$87,706	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$107,644	$87,706	$—	$—
Less: Benefit obligation at December 31	127,402	109,202	11,061	10,042
Funded status at December 31	$(19,758)	$(21,496)	$(11,061)	$(10,042)
Amounts recognized in the consolidated balance sheets (b):
Accrued liabilities	$(162)	$(71)	$(321)	$(304)
Other long-term liabilities	(19,596)	(21,425)	(10,740)	(9,738)
Net pension liability	$(19,758)	$(21,496)	$(11,061)	$(10,042)

(a)	Certain amounts shown will differ from amounts reflected in our consolidated financial statements due to the Employee Transfer on March 1, 2016.

(b)
For the Pension Plan, since assets exceed the present value of expected benefit payments for the next 12 months, all of the liability is noncurrent. For the Excess Pension Plan and the other postretirement benefit plans, since there are no assets, the current liability is the present value of expected benefit payments for the next 12 months; the remainder is noncurrent.

The accumulated benefit obligation is the present value of benefits earned to date, assuming no future salary increases. The aggregate accumulated benefit obligation for our Pension Plans as of December 31, 2016 and 2015 was $125.0 million and $108.2 million, respectively. As of December 31, 2016 and 2015, the aggregate accumulated benefit obligation for the Pension Plans exceeded plan assets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans (a)			Other Postretirement Benefit Plans (a)
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(Thousands of Dollars)
Service cost	$7,703	$7,676	$8,049	$419	$470	$374
Interest cost	4,023	4,389	4,225	401	448	373
Expected return on plan assets	(5,407)	(5,018)	(4,574)	—	—	—
Amortization of prior service credit	(2,063)	(2,063)	(2,063)	(1,145)	(1,145)	(1,145)
Amortization of net actuarial loss	1,091	1,845	179	181	269	114
Other	—	—	(39)	—	—	—
Net periodic benefit cost (income)	$5,347	$6,829	$5,777	$(144)	$42	$(284)

(a)	Certain amounts shown will differ from amounts reflected in our consolidated financial statements due to the Employee Transfer on March 1, 2016.

We amortize the prior service credit shown in the table above on a straight-line basis of the credit over the average remaining service period of employees expected to receive benefits under our Pension Plans and other postretirement benefit plans. We amortize the net actuarial loss shown in the table above on a straight-line basis of the excess of the unrecognized loss over 10 percent of the greater of the projected benefit obligation or market-related value of plan assets (smoothed asset value) over the average remaining service period of active employees expected to receive benefits under our Pension Plans and other postretirement benefit plans.

Adjustments to other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans (a)			Other Postretirement Benefit Plans (a)
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(Thousands of Dollars)
Net unrecognized (loss) gain arising during the year:
Net actuarial (loss) gain	$(7,544)	$1,000	$(14,716)	$(368)	$1,056	$(2,718)
Net (gain) loss reclassified into income:
Amortization of prior service credit	(2,063)	(2,063)	(2,063)	(1,145)	(1,145)	(1,145)
Amortization of net actuarial loss	1,091	1,845	179	181	269	114
Net (gain) loss reclassified into income	(972)	(218)	(1,884)	(964)	(876)	(1,031)

Income tax benefit (expense)	57	(362)	5,314	3	(382)	984
Total changes to other comprehensive (loss) income	$(8,459)	$420	$(11,286)	$(1,329)	$(202)	$(2,765)

(a)	Certain amounts shown will differ from amounts reflected in our consolidated financial statements due to the Employee Transfer on March 1, 2016.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recorded as a component of accumulated other comprehensive loss related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans (a)		Other Postretirement Benefit Plans (a)
	December 31,		December 31,
	2016	2015	2016	2015
	(Thousands of Dollars)
Unrecognized actuarial loss (b)	$(28,427)	$(21,975)	$(3,755)	$(3,568)
Prior service credit (b)	18,663	20,727	10,609	11,754
Deferred tax asset (liability)	57	1,313	3	(3,726)
Accumulated other comprehensive (loss) income, net of tax	$(9,707)	$65	$6,857	$4,460

(a)	Certain amounts shown will differ from amounts reflected in our consolidated financial statements due to the Employee Transfer on March 1, 2016.

(b)	Represents the balance of accumulated other comprehensive income (loss) that has not been recognized as a component of net periodic benefit cost (income).

The following pre-tax amounts in accumulated other comprehensive loss as of December 31, 2016 are expected to be recognized as components of net periodic benefit cost (income) in 2017:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
Actuarial loss	$1,484	$191
Prior service credit	$(2,059)	$(1,145)

Investment Policies and Strategies
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2016, the target allocations for plan assets are 65% equity securities and 35% fixed income investments, with certain fluctuations permitted.

The overall expected long-term rate of return on plan assets for the Pension Plan is estimated using various models of asset returns. Model assumptions are derived using historical data with the assumption that capital markets are informationally efficient. Three models are used to derive the long-term expected returns for each asset class. Since each method has distinct advantages and disadvantages and differing results, an equal weighted average of the methods’ results is used.

Fair Value of Plan Assets
We disclose the fair value for each major class of plan assets in the Pension Plan into three levels: Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The major classes of plan assets measured at fair value for the Pension Plan, were as follows:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Cash equivalent securities	$738	$—	$—	$738
Equity securities:
U.S. large cap equity fund (a)	—	64,813	—	64,813
International stock index fund (b)	10,459	—	—	10,459
Fixed income securities:
Bond market index fund (c)	31,634	—	—	31,634
Total	$42,831	$64,813	$—	$107,644

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Cash equivalent securities	$739	$—	$—	$739
Equity securities:
U.S. large cap equity fund (a)	—	52,086	—	52,086
International stock index fund (b)	8,522	—	—	8,522
Fixed income securities:
Bond market index fund (c)	26,359	—	—	26,359
Total	$35,620	$52,086	$—	$87,706

(a)
This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)	This fund tracks the performance of the Total International Composite Index.

(c)	This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

Contributions to the Pension Plans
For the year ended December 31, 2016, we contributed $15.6 million and $0.2 million to the Pension Plans and other postretirement benefit plans, respectively. During 2017, we expect to contribute approximately $11.2 million and $0.3 million to the Pension Plans and other postretirement benefit plans, respectively, which principally represents contributions either required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2017	$7,747	$321
2018	$8,418	$359
2019	$9,190	$399
2020	$9,656	$429
2021	$10,048	$460
Years 2022-2026	$59,168	$2,949

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumptions
The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2016	2015	2016	2015
Discount rate	4.33%	4.61%	4.49%	4.75%
Rate of compensation increase	3.51%	3.51%	n/a	n/a

The weighted-average assumptions used to determine the net periodic benefit cost (income) were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Discount rate	4.61%	4.22%	5.04%	4.75%	4.34%	5.28%
Expected long-term rate of return on plan assets	6.25%	6.50%	6.75%	n/a	n/a	n/a
Rate of compensation increase	3.51%	3.51%	3.51%	n/a	n/a	n/a

The assumed health care cost trend rates were as follows:

	December 31,
	2016	2015
Health care cost trend rate assumed for next year	6.84%	6.81%
Rate to which the cost trend rate was assumed to decrease to (the ultimate trend rate)	5.00%	5.00%
Year that the rate reached the ultimate trend rate	2028	2026

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. We sponsor a contributory postretirement health care plan for employees that retired prior to April 1, 2014. The plan has an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost is 2.5% per year. The assumed increase in total health care cost exceeds the 2.5% indexed cap, so increasing or decreasing the health care cost trend rate by 1% does not materially change our obligation or expense for the postretirement health care plan.

24. UNIT-BASED COMPENSATION

Overview
On January 28, 2016, our unitholders approved the Fifth Amended and Restated 2000 Long-Term Incentive Plan (the Amended 2000 LTIP) which, among other items, provides that we may use newly issued common units from NuStar Energy to satisfy unit awards and extends the term of the Amended 2000 LTIP to January 28, 2026. Prior to the Employee Transfer, NuStar GP, LLC sponsored the Amended 2000 LTIP, and we reimbursed NuStar GP, LLC for awards under this plan. Upon the approval of the Amended 2000 LTIP, along with the Employee Transfer, most of our currently outstanding awards are now classified as equity-classified awards as we intend to settle these awards through the issuance of our common units.

Effective March 1, 2016, we assumed sponsorship of the Amended 2000 LTIP, which provides the Compensation Committee of the Board of Directors of NuStar GP, LLC (the Compensation Committee) with the right to issue and award up to 3,250,000 of our common units to employees and non-employee directors. Awards available under the Amended 2000 LTIP include restricted units, performance units, unit options, unit awards and distribution equivalent rights (DERs). The Compensation Committee may also include a tandem grant of a DER that will entitle the participant to receive cash equal to cash distributions made on any award prior to its vesting. As of December 31, 2016, common units that remained available to be awarded under the Amended 2000 LTIP totaled 990,018.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 1, 2016, we assumed all outstanding awards under the Amended 2000 LTIP. The transfer of the outstanding awards qualifies as a plan modification. Therefore, we measured the fair value of the outstanding awards based on the common unit price on the transfer date.

The following table summarizes information pertaining to our long-term incentive plan compensation expense:

	Transferred Units March 1, 2016	Units Outstanding December 31, 2016	Compensation Expense Year Ended December 31, 2016
			(Thousands of Dollars)
Restricted Units:
Domestic employees	586,524	647,340	$5,980
Non-employee directors (NEDs)	17,629	18,134	388
International employees	49,121	50,609	715
Performance Units	77,014	77,014	1,211
Total	730,288	793,097	$8,294

Prior to the Employee Transfer, we reimbursed NuStar GP, LLC for our long-term incentive plan compensation expense which totaled $6.4 million and $10.9 million for the years ended December 31, 2015 and 2014, respectively.

Restricted Units
Our restricted unit awards are considered phantom units as they represent the right to receive our common units upon vesting.
We account for restricted units as either equity-classified awards or liability-classified awards depending on expected method of settlement. Awards we settle with the issuance of common units upon vesting are equity-classified. Awards we settle in cash upon vesting are liability-classified. We record compensation expense ratably over the vesting period based on the fair value of the common units at the grant date (for domestic employees) or the fair value of the common units measured at each reporting period (for NEDs and international employees). DERs paid with respect to outstanding equity-classified unvested restricted units reduce equity, similar to cash distributions to unitholders, whereas DERs paid with respect to outstanding liability-classified unvested restricted units are expensed. Cash payments made or to be made in connection with DERs were $2.7 million for the year ended December 31, 2016.

The total fair value of our equity-classified awards vested from the Employee Transfer date to December, 31, 2016 was $9.0 million. We issued 135,100 common units in connection with these award vestings, net of employee tax withholding requirements, for the year ended December 31, 2016. Unrecognized compensation cost related to our equity-classified employee awards totaled $24.6 million as of December 31, 2016, which we expect to recognize over a weighted-average period of 3.9 years. A summary of our restricted unit activity is as follows:

	Domestic Employees
	Number of Restricted Units	Weighted- Average Grant-Date Fair Value Per Unit	Number of Restricted Units to NEDs	Number of Restricted Units to International Employees
Nonvested units as of January 1, 2016	—	$—	—	—
Transferred	586,524	35.03	17,629	49,121
Granted	246,070	47.70	8,730	20,107
Vested	(180,724)	35.50	(8,225)	(14,812)
Forfeited	(4,530)	35.03	—	(3,807)
Nonvested units as of December 31, 2016	647,340	$39.72	18,134	50,609

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Domestic Employees. The outstanding restricted units granted to domestic employees are equity-classified awards and generally vest over five years beginning one year after the grant date. The fair value of these awards is measured at the transfer date (or grant date for issuances subsequent to the Employee Transfer).

Non-Employee Directors. The outstanding restricted units granted to NEDs are equity-classified awards that vest over three years. The fair value of these awards is equal to the market price of our common units at each reporting period.

International Employees. The outstanding restricted units granted to international employees are cash-settled and accounted for as liability-classified awards. These awards vest over three to five years and the fair value is equal to the market price of our common units at each reporting period. We accrued $0.4 million for these awards as of December 31, 2016, which is included in “Accrued liabilities” on our consolidated balance sheet. We paid or expect to pay $0.7 million in cash to settle the 2016 restricted unit vestings.

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

Performance units vest in three annual increments (tranches), based upon our achievement of the performance measure set by the Compensation Committee during the one-year performance periods that end on December 31 of each year following the date of grant. Therefore, the performance units are not considered granted until the Compensation Committee has set the performance measure for each tranche of awards. Performance units are equity-classified awards measured at the grant date fair value. In addition, since the performance units granted do not receive DERs, the grant date fair value of these awards is adjusted for the per unit distributions expected to be paid to common unitholders during the vesting period. We record compensation expense ratably for each vesting tranche over its requisite service period (one year) if it is probable that the specified performance measure will be achieved. Additionally, changes in the actual or estimated outcomes that affect the quantity of performance units expected to be converted are recognized as a cumulative adjustment.

NuStar GP, LLC transferred 77,014 performance units on the Employee Transfer date. However, of the units transferred only 35,373 are considered granted for accounting purposes as the performance measure for the remaining tranches have not yet been set. For the period from the Employee Transfer date to December 31, 2016, no performance units were granted or forfeited. The fair value of awards subject to vesting for the year ended December 31, 2016 was recognized based on an expected conversion to common unit rate of 150% (or 53,063 performance units) at a weighted-average grant-date fair value of $31.75.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

25. INCOME TAXES
Components of income tax expense related to certain of our continuing operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Current:
U.S.	$2,280	$908	$(182)
Foreign	6,329	9,820	7,516
Foreign withholding tax	3,833	1,926	—
Total current	12,442	12,654	7,334

Deferred:
U.S.	2,680	1,022	1,889
Foreign	(1,122)	(1,464)	1,578
Foreign withholding tax	(2,027)	2,500	—
Total deferred	(469)	2,058	3,467

Total income tax expense	$11,973	$14,712	$10,801
The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the statutory federal income tax rate (35% for all years presented) to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership. We record a tax provision related to the amount of undistributed earnings of our foreign subsidiaries expected to be repatriated.
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2016	2015
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$31,539	$33,043
Employee benefits	697	—
Environmental and legal reserves	148	894
Allowance for bad debt	2,697	2,698
Other	1,697	1,758
Total deferred income tax assets	36,778	38,393
Less: Valuation allowance	(12,759)	(13,151)
Net deferred income tax assets	24,019	25,242

Deferred income tax liabilities:
Property, plant and equipment	(43,788)	(44,880)
Foreign withholding tax	(384)	(2,314)
Total deferred income tax liabilities	(44,172)	(47,194)

Net deferred income tax liability	$(20,153)	$(21,952)

Reported on the consolidated balance sheets as:
Deferred income tax asset	$2,051	$2,858
Deferred income tax liability	(22,204)	(24,810)
Net deferred income tax liability	$(20,153)	$(21,952)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016, our U.S. and foreign corporate operations have net operating loss carryforwards for tax purposes totaling approximately $80.0 million and $11.9 million, respectively, which are subject to various limitations on use and expire in years 2025 through 2036 for U.S. losses and in years 2017 through 2024 for foreign losses.
As of December 31, 2016 and 2015, we recorded a valuation allowance of $12.8 million and $13.2 million, respectively, related to our deferred tax assets. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain net operating loss carryforwards before they expire. In 2016, there was no change in the valuation allowance for the U.S. net operating loss and a $0.4 million decrease in the foreign net operating loss valuation allowance due to changes in our estimates of the amount of those loss carryforwards that will be realized, based upon future taxable income.
The realization of net deferred income tax assets recorded as of December 31, 2016 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the net deferred income tax assets as of December 31, 2016 will be realized, based on expected future taxable income.
St. Eustatius Tax Agreement
On February 22, 2006, we entered into a Tax and Maritime Agreement with the governments of St. Eustatius and the Netherlands Antilles (the 2005 Tax Agreement). The 2005 Tax Agreement was effective beginning January 1, 2005 and expired on December 31, 2014. The 2005 Tax Agreement provided for an annual minimum profit tax of approximately $0.6 million, beginning as of January 1, 2005.
Effective January 1, 2011, the Netherlands Antilles ceased to exist, and St. Eustatius became part of the Netherlands. The Netherlands Tax Ministry (the Ministry) contends that as of January 2011, we are subject to real estate tax rather than profit tax as expressed in our 2005 Tax Agreement. In 2013, the Ministry issued a property tax assessment for years 2011 through 2012. We objected to and appealed the assessment.  The Ministry later issued property tax assessments for the years 2013 and 2014, to which we have or will file similar objections. In 2013, we filed a lawsuit in the Netherlands civil court seeking to enforce the terms of our existing 2005 Tax Agreement. In 2016, we settled this dispute by agreement and are current with our property tax obligations in St. Eustatius.

26. SEGMENT INFORMATION

Our reportable business segments consist of pipeline, storage and fuels marketing. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Intersegment revenues result from storage agreements with wholly owned subsidiaries of NuStar Energy at rates consistent with the rates charged to third parties for storage. Related party revenues in 2014 mainly resulted from storage agreements with our joint ventures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Revenues:
Pipeline	$485,650	$508,522	$477,030
Storage:
Third parties	589,098	599,302	537,142
Intersegment	20,944	25,606	26,435
Related party	—	—	929
Total storage	610,042	624,908	564,506
Fuels marketing	681,934	976,216	2,060,017
Consolidation and intersegment eliminations	(20,944)	(25,606)	(26,435)
Total revenues	$1,756,682	$2,084,040	$3,075,118

Depreciation and amortization expense:
Pipeline	$89,554	$84,951	$77,691
Storage	118,663	116,768	103,848
Fuels marketing	—	—	16
Total segment depreciation and amortization expense	208,217	201,719	181,555
Other depreciation and amortization expense	8,519	8,491	10,153
Total depreciation and amortization expense	$216,736	$210,210	$191,708

Operating income:
Pipeline	$248,238	$270,349	$245,233
Storage	214,801	217,818	183,104
Fuels marketing	3,406	13,507	24,805
Consolidation and intersegment eliminations	—	42	(32)
Total segment operating income	466,445	501,716	453,110
General and administrative expenses	98,817	102,521	96,056
Other depreciation and amortization expense	8,519	8,491	10,153
Total operating income	$359,109	$390,704	$346,901

Revenues by geographic area are shown in the table below.

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
United States	$1,352,936	$1,599,088	$2,276,609
Netherlands	313,395	386,282	705,207
Other	90,351	98,670	93,302
Consolidated revenues	$1,756,682	$2,084,040	$3,075,118

For the years ended December 31, 2016, 2015 and 2014, Valero Energy Corporation accounted for approximately 18%, or $310.0 million, 16%, or $331.7 million, and 9%, or $282.9 million, of our consolidated revenues, respectively. These revenues were included in all of our reportable business segments. No other single customer accounted for 10% or more of our consolidated revenues.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total amounts of property, plant and equipment, net by geographic area were as follows:

	December 31,
	2016	2015
	(Thousands of Dollars)
United States	$3,086,337	$3,049,334
Netherlands	469,061	449,406
Other	166,885	184,831
Consolidated long-lived assets	$3,722,283	$3,683,571

Total assets by reportable segment were as follows:

	December 31,
	2016	2015
	(Thousands of Dollars)
Pipeline	$2,024,633	$2,014,098
Storage	2,522,586	2,476,389
Fuels marketing	168,347	156,866
Total segment assets	4,715,566	4,647,353
Other partnership assets	314,979	478,172
Total consolidated assets	$5,030,545	$5,125,525

Capital expenditures, including acquisitions and investments in other noncurrent assets, by reportable segment were as follows:

	Year Ended December 31,
	2016	2015	2014
	(Thousands of Dollars)
Pipeline	$88,373	$175,657	$244,713
Storage	206,641	285,258	108,457
Other partnership assets	5,001	9,957	3,795
Total capital expenditures	$300,015	$470,872	$356,965

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
NuStar Energy has no operations, and its assets consist mainly of its 100% indirectly owned subsidiaries, NuStar Logistics and NuPOP. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheets
December 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$870	$5	$—	$35,067	$—	$35,942
Receivables, net	—	3,040	—	167,570	—	170,610
Inventories	—	2,216	2,005	33,724	—	37,945
Other current assets	61	120,350	1,829	10,446	—	132,686
Intercompany receivable	—	1,308,415	—	57,785	(1,366,200)	—
Total current assets	931	1,434,026	3,834	304,592	(1,366,200)	377,183
Property, plant and equipment, net	—	1,935,172	589,139	1,197,972	—	3,722,283
Intangible assets, net	—	71,033	—	56,050	—	127,083
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	1,964,736	34,778	1,221,717	874,649	(4,095,880)	—
Deferred income tax asset	—	—	—	2,051	—	2,051
Other long-term assets, net	1,255	63,586	28,587	11,880	—	105,308
Total assets	$1,966,922	$3,688,048	$2,013,929	$2,823,726	$(5,462,080)	$5,030,545
Liabilities and Partners’ Equity
Payables	$2,436	$24,272	$7,124	$84,854	$—	$118,686
Short-term debt	—	54,000	—	—	—	54,000
Accrued interest payable	—	34,008	—	22	—	34,030
Accrued liabilities	1,070	7,118	10,766	41,531	—	60,485
Taxes other than income tax	125	6,854	3,253	5,453	—	15,685
Income tax payable	—	1,326	5	5,179	—	6,510
Intercompany payable	257,497	—	1,108,703	—	(1,366,200)	—
Total current liabilities	261,128	127,578	1,129,851	137,039	(1,366,200)	289,396
Long-term debt	—	2,956,338	—	58,026	—	3,014,364
Deferred income tax liability	—	1,862	13	20,329	—	22,204
Other long-term liabilities	—	34,358	9,436	49,170	—	92,964
Total partners’ equity	1,705,794	567,912	874,629	2,559,162	(4,095,880)	1,611,617
Total liabilities and partners’ equity	$1,966,922	$3,688,048	$2,013,929	$2,823,726	$(5,462,080)	$5,030,545

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Income (Loss)
For the Year Ended December 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$511,650	$224,966	$1,021,804	$(1,738)	$1,756,682
Costs and expenses	1,806	302,099	150,384	945,022	(1,738)	1,397,573
Operating (loss) income	(1,806)	209,551	74,582	76,782	—	359,109
Equity in earnings (loss) of subsidiaries	151,794	(13,769)	82,202	156,036	(376,263)	—
Interest (expense) income, net	—	(139,827)	(744)	2,221	—	(138,350)
Other income (expense), net	18	(58,264)	(26)	(511)	—	(58,783)
Income (loss) before income tax expense (benefit)	150,006	(2,309)	156,014	234,528	(376,263)	161,976
Income tax expense (benefit)	3	1,607	(23)	10,386	—	11,973
Net income (loss)	$150,003	$(3,916)	$156,037	$224,142	$(376,263)	$150,003

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$547,959	$215,469	$1,322,675	$(2,063)	$2,084,040
Costs and expenses	1,717	293,708	140,081	1,259,935	(2,105)	1,693,336
Operating (loss) income	(1,717)	254,251	75,388	62,740	42	390,704
Equity in earnings (loss) of subsidiaries	308,437	(7,257)	120,768	197,760	(619,708)	—
Interest (expense) income, net	—	(137,847)	1,611	4,368	—	(131,868)
Other income, net	—	1,179	5	60,638	—	61,822
Income from continuing operations before income tax (benefit) expense	306,720	110,326	197,772	325,506	(619,666)	320,658
Income tax (benefit) expense	—	(392)	23	15,081	—	14,712
Income from continuing operations	306,720	110,718	197,749	310,425	(619,666)	305,946
Income from discontinued operations, net of tax	—	—	—	774	—	774
Net income	$306,720	$110,718	$197,749	$311,199	$(619,666)	$306,720

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$150,003	$(3,916)	$156,037	$224,142	$(376,263)	$150,003

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(8,243)	—	(8,243)
Net loss on pension and other postretirement benefit adjustments, net of tax benefit	—	—	—	(2,850)	—	(2,850)
Net gain on cash flow hedges	—	5,710	—	—	—	5,710
Total other comprehensive income (loss)	—	5,710	—	(11,093)	—	(5,383)
Comprehensive income	$150,003	$1,794	$156,037	$213,049	$(376,263)	$144,620
Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$306,720	$110,718	$197,749	$311,199	$(619,666)	$306,720

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	(31,987)	—	(31,987)
Net gain on cash flow hedges	—	11,105	—	—	—	11,105
Total other comprehensive income (loss)	—	11,105	—	(31,987)	—	(20,882)
Comprehensive income	$306,720	$121,823	$197,749	$279,212	$(619,666)	$285,838

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Year Ended December 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$210,773	$70,206	$142,231	$192,112	$(404,944)	$210,378

Other comprehensive income (loss):
Foreign currency translation adjustment	—	3,723	—	(19,337)	—	(15,614)
Net gain on cash flow hedges	—	10,663	—	—	—	10,663
Total other comprehensive income (loss)	—	14,386	—	(19,337)	—	(4,951)

Comprehensive income	210,773	84,592	142,231	172,775	(404,944)	205,427
Less comprehensive loss attributable to noncontrolling interest	—	—	—	(828)	—	(828)
Comprehensive income attributable to NuStar Energy L.P.	$210,773	$84,592	$142,231	$173,603	$(404,944)	$206,255

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$391,773	$167,900	$211,816	$359,283	$(694,011)	$436,761
Cash flows from investing activities:
Capital expenditures	—	(64,334)	(52,637)	(87,387)	—	(204,358)
Change in accounts payable related to capital expenditures	—	(10,076)	(285)	(702)	—	(11,063)
Acquisitions	—	(95,657)	—	—	—	(95,657)
Investment in subsidiaries	—	—	(212,900)	—	212,900	—
Net cash used in investing activities	—	(170,067)	(265,822)	(88,089)	212,900	(311,078)
Cash flows from financing activities:
Debt borrowings	—	1,365,529	—	41,200	—	1,406,729
Debt repayments	—	(1,419,852)	—	(36,300)	—	(1,456,152)
Issuance of units, net of issuance costs	246,110	—	—	—	—	246,110
General partner contribution	680	—	—	—	—	680
Distributions to common unitholders and general partner	(392,962)	(196,481)	(196,481)	(196,501)	589,463	(392,962)
Contributions from (distributions to) affiliates	—	—	—	108,352	(108,352)	—
Net intercompany activity	(241,131)	255,326	250,487	(264,682)	—	—
Other, net	(4,485)	(2,354)	—	(8,890)	—	(15,729)
Net cash (used in) provided by financing activities	(391,788)	2,168	54,006	(356,821)	481,111	(211,324)
Effect of foreign exchange rate changes on cash	—	—	—	2,721	—	2,721
Net (decrease) increase in cash and cash equivalents	(15)	1	—	(82,906)	—	(82,920)
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$870	$5	$—	$35,067	$—	$35,942

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2015
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$389,967	$237,780	$119,928	$365,588	$(588,326)	$524,937
Cash flows from investing activities:
Capital expenditures	—	(201,388)	(39,533)	(83,887)	—	(324,808)
Change in accounts payable related to capital expenditures	—	(4,950)	33	1,761	—	(3,156)
Acquisitions	—	—	—	(142,500)	—	(142,500)
Investment in other long-term assets	—	—	—	(3,564)	—	(3,564)
Proceeds from sale or disposition of assets	—	10,320	22	6,790	—	17,132
Proceeds from insurance recoveries	—	—	—	4,867	—	4,867
Net cash used in investing activities	—	(196,018)	(39,478)	(216,533)	—	(452,029)
Cash flows from financing activities:
Debt borrowings	—	1,589,131	—	94,500	—	1,683,631
Debt repayments	—	(1,275,910)	—	(41,000)	—	(1,316,910)
Distributions to common unitholders and general partner	(392,204)	(196,102)	(196,102)	(196,122)	588,326	(392,204)
Net intercompany activity	2,199	(155,278)	115,652	37,427	—	—
Other, net	—	(3,605)	—	(141)	—	(3,746)
Net cash used in financing activities	(390,005)	(41,764)	(80,450)	(105,336)	588,326	(29,229)
Effect of foreign exchange rate changes on cash	—	—	—	(12,729)	—	(12,729)
Net (decrease) increase in cash and cash equivalents	(38)	(2)	—	30,990	—	30,950
Cash and cash equivalents as of the beginning of the period	923	6	—	86,983	—	87,912
Cash and cash equivalents as of the end of the period	$885	$4	$—	$117,973	$—	$118,862

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2014
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$390,543	$221,422	$111,931	$333,936	$(539,309)	$518,523
Cash flows from investing activities:
Capital expenditures	—	(273,785)	(14,625)	(68,555)	—	(356,965)
Change in accounts payable related to capital expenditures	—	8,741	789	(4,627)	—	4,903
Proceeds from sale or disposition of assets	—	651	22	25,339	—	26,012
Increase in note receivable from Axeon	—	(13,328)	—	—	—	(13,328)
Investment in subsidiaries	(23)	—	13,340	—	(13,317)	—
Other, net	23	(45)	—	(831)	—	(853)
Net cash used in investing activities	—	(277,766)	(474)	(48,674)	(13,317)	(340,231)
Cash flows from financing activities:
Debt borrowings	—	1,318,619	—	—	—	1,318,619
Debt repayments	—	(1,121,670)	—	—	—	(1,121,670)
Distributions to common unitholders and general partner	(392,204)	(245,127)	(147,077)	(147,105)	539,309	(392,204)
Contributions from (distributions to) affiliates	—	—	—	(13,340)	13,340	—
Net intercompany activity	1,680	83,387	35,620	(120,687)	—	—
Other, net	—	(1,166)	—	8,259	(23)	7,070
Net cash (used in) provided by financing activities	(390,524)	34,043	(111,457)	(272,873)	552,626	(188,185)
Effect of foreign exchange rate changes on cash	—	—	—	(2,938)	—	(2,938)
Net increase (decrease) in cash and cash equivalents	19	(22,301)	—	9,451	—	(12,831)
Cash and cash equivalents as of the beginning of the period	904	22,307	—	77,532	—	100,743
Cash and cash equivalents as of the end of the period	$923	$6	$—	$86,983	$—	$87,912

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes quarterly financial data for the years ended December 31, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Thousands of Dollars, Except Per Unit Data)
2016:
Revenues	$405,703	$437,804	$441,418	$471,757	$1,756,682
Operating income	$94,565	$91,217	$87,954	$85,373	$359,109
Net income (loss)	$57,401	$52,517	$51,141	$(11,056)	$150,003
Basic and diluted net income (loss) per common unit	$0.57	$0.52	$0.49	$(0.31)	$1.27
Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$1.095	$1.095	$4.380

2015:
Revenues	$554,944	$570,611	$493,566	$464,919	$2,084,040
Operating income	$99,281	$92,405	$100,994	$98,024	$390,704
Income from continuing operations	$127,125	$54,325	$65,016	$59,480	$305,946
Income from discontinued operations, net of tax	774	—	—	—	774
Net income	$127,899	$54,325	$65,016	$59,480	$306,720
Basic and diluted net income per common unit:
Continuing operations	$1.46	$0.54	$0.68	$0.61	$3.29
Discontinued operations	0.01	—	—	—	0.01
Total	$1.47	$0.54	$0.68	$0.61	$3.30
Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$1.095	$1.095	$4.380

The quarterly financial data in the table above includes the impact of a $58.7 million non-cash impairment charge on the Axeon Term Loan in the fourth quarter of 2016 and a $56.3 million non-cash gain associated with the Linden Acquisition in the first quarter of 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2016.
INTERNAL CONTROL OVER FINANCIAL REPORTING

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

(c)	Changes in Internal Control over Financial Reporting.
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
Set forth below is certain information concerning the directors and executive officers of NuStar GP, LLC, effective as of February 20, 2017.

Name	Age	Position Held with NuStar GP, LLC
William E. Greehey	80	Chairman of the Board
Bradley C. Barron	51	President, Chief Executive Officer and Director
J. Dan Bates	72	Director
Dan J. Hill	76	Director
Robert J. Munch	65	Director
W. Grady Rosier	68	Director
Mary Rose Brown	60	Executive Vice President and Chief Administrative Officer
Thomas R. Shoaf	58	Executive Vice President and Chief Financial Officer
Jorge A. del Alamo	47	Senior Vice President and Controller
Amy L. Perry	48	Senior Vice President, General Counsel-Corporate & Commercial Law and Corporate Secretary
Karen M. Thompson	49	Senior Vice President and General Counsel-Litigation, Regulatory & Environmental

As a limited partnership, we are not required by the NYSE rules to have a nominating committee. However, in 2013, the Board created a Nominating/Governance & Conflicts Committee to identify candidates for membership on the Board. The members of the Nominating/Governance & Conflicts Committee are Mr. Rosier (Chairman), Mr. Bates, Mr. Hill and Mr. Munch. In accordance with our Corporate Governance Guidelines, individuals are considered for membership on the Board based on their character, judgment, integrity, diversity, age, skills (including financial literacy), independence and experience in the context of the overall needs of the Board. Our directors are also selected based on their knowledge about our industry and their respective experience leading or advising large companies. We require that our directors have the ability to work collegially, exercise good judgment and think critically. The Nominating/Governance & Conflicts Committee strives to find the best possible candidates to represent the interests of NuStar Energy L.P. and its unitholders. As part of its annual self-assessment process, the Board and each of its committees evaluates the mix of independent and non-independent directors, as well as the performance of the directors and the committees, and the Board annually elects a presiding director.
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

Mr. Barron became President, Chief Executive Officer and a director of NuStar GP, LLC and NuStar GP Holdings in January 2014. He served as Executive Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings from February 2012 until his promotion in January 2014. From April 2007 to February 2012, he served as Senior Vice President and General Counsel of NuStar GP, LLC and NuStar GP Holdings. Mr. Barron also served as Secretary of NuStar GP, LLC and NuStar GP Holdings from April 2007 to February 2009. He served as Vice President, General Counsel and Secretary of NuStar GP, LLC from January 2006 until April 2007 and as Vice President, General Counsel and Secretary of NuStar GP Holdings from March 2006 until his promotion in April 2007. He has been with NuStar GP, LLC since July 2003 and, prior to that, was with Valero Energy from January 2001 to July 2003.
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of NuStar Energy’s equity securities to file certain reports with the Securities and Exchange Commission (SEC) concerning their beneficial ownership of NuStar Energy’s equity securities. We believe that our directors, executive officers and greater than 10% unitholders have filed all Section 16(a) reports by the applicable deadlines with respect to the year ended December 31, 2016, other than one late Form 5 by Ms. Perry with respect to a gift of units during 2015 and one late Form 4 by Mr. Shoaf with respect to the receipt of units and the withholding of units to satisfy taxes in connection with the vesting of an incentive award during 2016.

CODE OF ETHICS OF SENIOR FINANCIAL OFFICERS
NuStar GP, LLC has adopted a Code of Ethics for Senior Financial Officers that applies to NuStar GP, LLC’s principal executive officer, principal financial officer and controller. This code charges the senior financial officers with responsibilities regarding honest and ethical conduct, the preparation and quality of the disclosures in documents and reports we file with or submit to the SEC, compliance with applicable laws, rules and regulations, adherence to the code and reporting of violations of the code.

CORPORATE GOVERNANCE
AUDIT COMMITTEE
The Audit Committee reviews and reports to the Board on various auditing and accounting matters, including the quality, objectivity and performance of NuStar Energy’s internal and external accountants and auditors, the adequacy of its financial controls and the reliability of financial information reported to the public. The Audit Committee also monitors NuStar Energy’s compliance with environmental laws and regulations. The Board has adopted a written charter for the Audit Committee, a copy of which is available on NuStar Energy’s website at www.nustarenergy.com. The members of the Audit Committee are Mr. Bates (Chairman), Mr. Hill, Mr. Munch and Mr. Rosier. The Board has determined that Mr. Bates is an “audit committee financial expert” (as defined by the SEC), and that each member of the Audit Committee is “independent” as that term is used in the NYSE Listing Standards and described below in Item 13. The Audit Committee met eight times during 2016. For further information, see the Audit Committee Report below.
AUDIT COMMITTEE REPORT
Management of NuStar GP, LLC is responsible for NuStar Energy’s internal controls and the financial reporting process. KPMG LLP (KPMG), NuStar Energy’s independent registered public accounting firm for the year ended December 31, 2016, is responsible for performing an independent audit of NuStar Energy’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) and generally accepted auditing standards, and an audit of NuStar Energy’s internal control over financial reporting in accordance with the standards of the PCAOB, and issuing a report thereon. The Audit Committee monitors and oversees these processes and approves the selection and appointment of NuStar Energy’s independent registered public accounting firm and recommends the ratification of such selection and appointment to the Board.
The Audit Committee has reviewed and discussed NuStar Energy’s audited consolidated financial statements with management and KPMG. The Audit Committee has discussed with KPMG the matters required to be discussed by Auditing Standard 1301, “Communications with Audit Committees,” issued by the PCAOB. The Audit Committee has received written disclosures and the letter from KPMG required by applicable requirements of the PCAOB concerning independence and has discussed with KPMG its independence.

Based on the foregoing review and discussions and such other matters the Audit Committee deemed relevant and appropriate, the Audit Committee recommended to the Board that the audited consolidated financial statements of NuStar Energy be included in NuStar Energy’s Annual Report on Form 10-K for the year ended December 31, 2016.
Members of the Audit Committee:

J. Dan Bates (Chairman)
Dan J. Hill
Robert J. Munch
W. Grady Rosier

RISK OVERSIGHT
Although it is the job of management to assess and manage our risk, the Board of Directors and its Audit Committee (each where applicable) discuss the guidelines and policies that govern the process by which risk assessment and management is undertaken and evaluate reports from various functions with the management team on risk assessment and management. The Board interfaces regularly with management and receives periodic reports that include updates on operational, financial, legal and risk management matters. The Audit Committee assists the Board in oversight of the integrity of NuStar Energy’s financial statements and NuStar Energy’s compliance with legal and regulatory requirements, including those related to the health, safety and environmental performance of our company. The Audit Committee also reviews and assesses the performance of NuStar Energy’s internal audit function and its independent auditors. The Board receives regular reports from the Audit Committee. For a description of our oversight and evaluation of compensation risk, see “Evaluation of Compensation Risk” in Item 11 below.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE
The Compensation Committee reviews and reports to the Board on matters related to compensation strategies, policies and programs, including certain personnel policies and policy controls, management development, management succession and benefit programs. The Compensation Committee also approves and administers NuStar Energy’s equity compensation plans and incentive bonus plan. The Board has adopted a written charter for the Compensation Committee, a copy of which is available on NuStar Energy’s website at www.nustarenergy.com. The members of the Compensation Committee are Mr. Hill (Chairman), Mr. Bates, Mr. Munch and Mr. Rosier, none of whom is a current or former employee or officer of NuStar GP, LLC and each of whom has been determined by the Board to be “independent,” as described below in Item 13. The Compensation Committee met four times during 2016.

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
Members of the Compensation Committee:
Dan J. Hill (Chairman)
J. Dan Bates
Robert J. Munch
W. Grady Rosier

COMPENSATION DISCUSSION AND ANALYSIS
EXECUTIVE COMPENSATION PHILOSOPHY
Our philosophy for compensating our named executive officers (NEOs) is based on the belief that a significant portion of executive compensation should be incentive-based and determined by both the performance of NuStar Energy and the executive’s individual performance objectives. Our executive compensation programs are designed to accomplish the following long-term objectives:

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
Compensation for our NEOs primarily consists of base salary, an annual incentive bonus and long-term, equity-based incentives, which we refer to as “Total Direct Compensation.” Our NEOs participate in the same group benefit programs available to our salaried employees in the United States. In addition, as discussed under “Post-Employment Benefits” below, our NEOs may participate in certain non-qualified, retirement-related programs. Our NEOs do not have employment or severance agreements, other than the change of control severance agreements described under “Potential Payments Upon Termination or Change of Control” in this Item 11. The Compensation Committee targets base salary for our NEOs, as well as annual incentive bonus and long-term incentive opportunities (expressed, in each case, as a percentage of base salary), with reference to prevailing practices of our peer companies and information from survey sources. Each NEO’s incentive bonus is awarded in accordance with the same bonus plan and metric that we use for each of our other employees. In determining total compensation, as well as each component thereof, we consider the unique responsibilities of each individual’s position, as well as his or her experience and performance, together with the market information.

Our NEOs for the year ended December 31, 2016 were:

•	Bradley C. Barron, President and Chief Executive Officer (CEO);

•	Thomas R. Shoaf, Executive Vice President and Chief Financial Officer;

•	Mary Rose Brown, Executive Vice President and Chief Administrative Officer;

•	Amy L. Perry, Senior Vice President, General Counsel-Corporate and Commercial Law & Corporate Secretary; and

•	Karen M. Thompson, Senior Vice President & General Counsel-Litigation, Regulatory and Environmental.
ADMINISTRATION OF EXECUTIVE COMPENSATION PROGRAMS
Our executive compensation programs are administered by our Board’s Compensation Committee. The Compensation Committee is composed of independent directors who are not participants in our executive compensation programs. Policies adopted by the Compensation Committee are implemented by our Human Resources department.
The Compensation Committee considers market trends in compensation, including the practices of identified competitors, and the alignment of the compensation program with NuStar Energy’s strategy. Specifically, for our NEOs, the Compensation Committee:

•	establishes and approves target compensation levels for each NEO;

•	approves company performance measures and goals;

•	determines the mix between cash and equity compensation, short-term and long-term incentives and benefits;

•	verifies the achievement of previously established performance goals; and

•	approves the resulting cash or equity awards to our NEOs.
In making determinations about Total Direct Compensation for our NEOs, the Compensation Committee takes into account a number of factors, including:

•	the competitive market for talent;

•	compensation paid at peer companies;

•	industry-wide trends;

•	NuStar Energy’s performance;

•	the particular NEO’s role, responsibilities, experience and performance; and

•	retention.
The Compensation Committee also considers other equitable factors such as the role, contribution and performance of an individual relative to his or her peers at the company. The Compensation Committee does not assign specific weight to these factors, but rather makes a subjective judgment taking all of these factors into account.
The Compensation Committee retained BDO USA, LLP (BDO) as its independent compensation consultant for expertise and guidance with respect to executive compensation matters. In its role as advisor to the Compensation Committee, BDO was retained directly by the Compensation Committee, which has the authority to select, retain and/or terminate its relationship with a consulting firm. The Compensation Committee determined that there are no conflicts of interest between the company, the Compensation Committee and BDO because BDO provides no other services to NuStar Energy; fees paid to BDO represent less than a fraction of 1% of BDO’s worldwide revenues; BDO has policies in place to prevent a conflict of interest, including a policy that no employee of BDO may own NuStar Energy units; and there is no business or personal relationship between BDO’s consultant and any of NuStar Energy’s officers or directors.

Selection of Compensation Comparative Data
The Compensation Committee has historically relied upon two primary sources of data in developing competitive market reference points for base salaries and annual incentive and long-term incentive targets: a group of master limited partnerships (MLPs) and other companies in our industry and broader survey data on comparably sized entities.
To establish compensation for each of the NEOs, the Compensation Committee consults with management and BDO and considers compensation provided by certain peer companies when evaluating competitive levels of compensation. During 2014, after we sold our remaining 50% interest in the asphalt business, the Compensation Committee, in consultation with management and BDO, reevaluated our peer group in view of those changes and removed the independent refining companies that were previously included in our peer group. Since July 2014, our peer group (the Compensation Comparative Group) has been composed entirely of MLPs against which we believe we compete for executive talent. The competitive data regarding the companies in the Compensation Comparative Group is derived from their respective publicly filed annual proxy statements or Annual Reports on Form 10-K.
Since the Compensation Committee approved the Compensation Comparative Group in July 2014, several of the companies on the list have been, or are in the process of, merging or consolidating. The table below lists the companies in the Compensation Comparative Group after giving effect to all such transactions that have closed prior to February 20, 2017, with the relevant transactions described in the footnotes following the table.

Company (1)	Ticker
1. Arc Logistics Partners LP	ARCX
2. Boardwalk Pipeline Partners, LP	BWP
3. Buckeye Partners, L.P.	BPL
4. Enable Midstream Partners, LP	ENBL
5. Enbridge Energy Partners, L.P.	EEP
6. Energy Transfer Partners, L.P. (2)	ETP
7. EnLink Midstream Partners, LP	ENLK
8. Enterprise Products Partners L.P.	EPD
9. Genesis Energy, L.P.	GEL
10. Holly Energy Partners, L.P.	HEP
11. Magellan Midstream Partners, L.P.	MMP
12. MPLX LP	MPLX
13. Phillips 66 Partners LP	PSXP
14. Plains All American Pipeline, L.P.	PAA
15. Sunoco Logistics Partners L.P. (2)	SXL
16. Tesoro Logistics LP	TLLP
17. Valero Energy Partners LP	VLP
18. Western Refining Logistics, LP	WNRL
(1) The following companies have been removed from the Compensation Comparative Group originally established in July 2014 as a result of the transactions described in this footnote: Access Midstream Partners, L.P. merged with Williams Partners L.P. in February 2015; Atlas Pipeline Partners, L.P. was acquired by Targa Resources Partners LP in February 2015; Kinder Morgan Energy Partners, L.P. was acquired by Kinder Morgan, Inc. in November 2014; MarkWest Energy Partners, L.P. was acquired by MPLX LP in December 2015; Regency Energy Partners LP was acquired by Energy Transfer Partners, L.P. in April 2015; and Targa Resources Partners LP was acquired by Targa Resources Corp. in February 2016.
(2) On November 21, 2016, Sunoco Logistics Partners L.P. (SXL) and Energy Transfer Partners, L.P. (ETP) announced that they have entered into a merger agreement providing for the acquisition of ETP by SXL.

Periodically, at the Compensation Committee’s request, BDO reviews survey data reported on a position-by-position basis to obtain additional information regarding compensation of comparable positions. The survey data consists of general industry data for specific executive positions reported in certain Towers Watson and other published executive compensation surveys. We refer to the competitive survey data, together with the Compensation Comparative Group data, as the “Compensation Comparative Data.”
Process and Timing of Compensation Decisions
The Compensation Committee reviews and approves all compensation of the NEOs. The CEO develops recommendations for the compensation of the other NEOs in consultation with our Human Resources department and with BDO. In making these recommendations, the CEO considers the Compensation Comparative Data and evaluates the individual performance of each NEO and their respective contributions to NuStar Energy. The recommendations are then reviewed by the Compensation Committee, which may accept the recommendations or may make adjustments to the recommended compensation based on the Compensation Committee’s assessment of the individual’s performance and contributions to NuStar Energy.
As required by the Compensation Committee’s charter, the CEO’s compensation is reviewed and approved by the Compensation Committee based on the Compensation Comparative Data and the Compensation Committee’s independent evaluation of the CEO’s contributions to NuStar Energy’s performance.
Each July, the Compensation Committee reviews each NEO’s Total Direct Compensation, including base salary and the target levels of annual incentive and long-term incentive compensation. The annual review includes an evaluation of the Total Direct Compensation of the NEOs from an internal equity perspective and a review of reports on the compensation history of each NEO. The Compensation Committee also periodically reviews competitive market data provided by BDO. Based on these reviews and evaluations, the Compensation Committee establishes annual salary rates for each NEO for the upcoming 12-month period and sets target levels of annual incentive and long-term incentive compensation. Although the target levels are established in July, the long-term incentives are reviewed again at the time of grant, typically in the fourth quarter for restricted units and in the first quarter for performance units. The Compensation Committee also may review salaries or grant long-term incentive awards at other times during the year because of new appointments, promotions or other extraordinary circumstances.
The following table summarizes the typical timing of some of our significant compensation events.

Event	Timing
- Establish financial performance objectives for the current year’s annual incentive bonus
- Evaluate achievement of the bonus metric for the prior year
- Review and certify prior year financial performance for performance units
- Grant performance units for the current year
First quarter
- Review NEO base salaries and targets for annual incentive bonus and long-term incentive grants for the current year	Third quarter
- Grant restricted units to employees, including the NEOs
- Grant restricted units to non-employee directors pursuant to the director compensation program
- Set meeting dates for action by the Compensation Committee for the upcoming year
Fourth quarter
Additional information regarding the timing of the 2016 long-term incentive grants is discussed below under “Restricted Units” and “Performance Units.”

ELEMENTS OF EXECUTIVE COMPENSATION
Compensation for our NEOs primarily consists of the following elements, which we refer to as Total Direct Compensation:

	Element	Form	Purpose
Fixed	Base Salary	Cash
- Foundation of the executive compensation program
- Provides a fixed level of competitive pay
- Reflects the individual’s primary duties and responsibilities
- Foundation for incentive opportunities and benefit levels

At-Risk	Annual Incentive Bonus	Cash	- Focus NEOs on improving distributable cash flow
At-Risk	Long-Term Equity-Based Incentives:	Units	- Directly tie NEO financial reward opportunities with the rewards to unitholders, as measured by long-term unit price performance and payment of distributions
	- Restricted Units		- Time-vesting award focused on retention and increasing ownership levels
	- Performance Units		- Performance-vesting award focused on attainment of objective performance measure
We also offer group medical and other insurance benefits to provide our employees (including our NEOs) affordable coverage at group rates, as well as pension benefits that reward continued service and a thrift plan that provides a tax-advantaged savings opportunity.
Relative Size of Primary Elements of Compensation
In setting compensation, the Compensation Committee considers the aggregate amount of compensation payable to each NEO and the form of the compensation. The Compensation Committee seeks to achieve the appropriate balance between salary, cash rewards earned for the achievement of company and personal objectives, and long-term incentives that align the interests of our NEOs with those of our unitholders. The size of each element is based on competitive market practices, as well as company and individual performance.
As illustrated by the table below, the level of at-risk incentive compensation typically increases in relation to an NEO’s responsibilities, with the level of incentive compensation for more senior executive officers being a greater percentage of Total Direct Compensation than for less senior executives. The Compensation Committee believes that tying a significant portion of an NEO’s incentive compensation to NuStar Energy’s performance more closely aligns the NEO’s interests with those of our unitholders.

Name	Target Percentage of Total Direct Compensation
	Base Salary (%)	Annual Incentive Bonus (%)	Long-Term Incentives (%)	TOTAL (%) (1)
Barron	25	25	50	100
Shoaf	32	19	48	100
Brown	32	19	48	100
Perry	39	22	39	100
Thompson	39	22	39	100
(1) The sum of Base Salary, Annual Incentive Bonus and Long-Term Incentive percentages may vary slightly from 100% due to rounding.
Because we place such a large proportion of our Total Direct Compensation at risk in the form of variable pay (i.e., annual and long-term incentives), the Compensation Committee does not adjust current compensation based upon realized gains or losses from prior incentive awards. For example, we will not reduce the size of a target long-term incentive grant in a particular year solely because NuStar Energy’s unit price performed well during the immediately preceding years. We believe that adopting a policy of making such adjustments would penalize management’s current compensation for NuStar Energy’s prior success.

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
Base Salaries
The Compensation Committee reviews the base salaries for our NEOs annually based on recommendations of our CEO, with input from BDO and our Human Resources department. Our CEO’s base salary is reviewed and approved by the Compensation Committee based on its review of recommendations by BDO, our Chairman and our Human Resources department.
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
On January 1, 2014, Mr. Barron, Mr. Shoaf, Ms. Perry and Ms. Thompson were promoted to their current positions. Based on recommendations from BDO, the Chairman (in the case of the CEO’s base salary) and the CEO (in the case of the base salaries for Mr. Shoaf, Ms. Perry and Ms. Thompson), the Compensation Committee raised the base salaries of each of Mr. Barron, Mr. Shoaf, Ms. Perry and Ms. Thompson effective January 1, 2014 to reflect their respective promotions and increased responsibilities. In July 2014, BDO performed a comprehensive review of our NEOs’ Total Direct Compensation. Effective July 1, 2014, after consultation with BDO, the Chairman (in the case of the CEO’s base salary) and the CEO (in the case of the base salaries for each other NEO), the Compensation Committee raised the base salaries of each of the NEOs to remain competitive with the Compensation Comparative Data.

Due to the extensive analysis performed by BDO in July 2014, the Compensation Committee did not request that BDO provide an updated detailed analysis for 2015 or 2016. For 2015 and 2016, the Committee considered, among other factors, the Consumer Price Index, the average base salary increase anticipated by nationwide compensation surveys, the increases required by NuStar Energy’s union contracts and the anticipated increases by other local companies. After consideration of these factors and consultation with BDO, the Chairman (in the case of the CEO’s base salary) and the CEO (in the case of the base salaries for each other NEO), the Compensation Committee raised the base salaries of each of the NEOs effective on each of July 1, 2015 and July 1, 2016 to remain competitive. The July 1, 2016 increases and the December 31, 2016 base salaries for each of the NEOs are presented in the table below.

Name	Annualized Base Salary at December 31, 2016 ($)	July 1, 2016 Increase to Prior Annualized Salary ($)
Barron	575,000	35,000
Shoaf	349,700	10,200
Brown	376,700	11,000
Perry	275,800	8,000
Thompson	275,800	8,000

Annual Incentive Bonus
Our NEOs participate in the same annual incentive program in which all domestic company employees participate. Under our annual bonus plan, participants can earn annual incentive bonuses based on the following three factors:

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
In July 2014, following BDO’s comprehensive review of our NEOs’ Total Direct Compensation and after consultation with BDO and the CEO, the Compensation Committee raised the annual incentive bonus targets for Ms. Perry and Ms. Thompson from 50% to 55%. In July 2015, after consultation with BDO and the Chairman, the Compensation Committee raised the annual incentive bonus target for Mr. Barron from 90% to 100%. The Compensation Committee did not make any changes to the annual incentive bonus targets for any of the NEOs during 2016.
The following table shows each NEO’s annual incentive bonus target for the fiscal year ended December 31, 2016 (expressed as a percent of base salary paid).

Name	Annual Incentive Bonus Target (% of base salary paid)
Barron	100
Shoaf	60
Brown	60
Perry	55
Thompson	55
Determination of Annual Incentive Target Opportunities
As illustrated in the table above, each NEO has an annual incentive opportunity generally based on a stated percentage of his or her salary paid that year. The target amount is awarded for achieving a 100% score on our stated financial goal under the annual bonus plan. For example, in a year with a 100% score, an NEO paid $200,000 with a target annual incentive opportunity equal to 60% of his eligible earnings would receive a bonus of $120,000.
Once the financial goals have been reviewed and measured, the Compensation Committee has the authority to exercise its discretion in evaluating NuStar Energy’s performance. In exercising this discretionary judgment, the Compensation Committee considers such relevant performance factors as growth, attainment of strategic objectives, acquisitions and divestitures, safety and environmental compliance, as well as other considerations. This discretionary judgment may result in an increase or decrease to the aggregate earned award for all employees that is based upon the attainment of NuStar Energy’s financial goals.
The CEO develops individual incentive bonus recommendations for the other NEOs based upon the methodology described above. In addition, both the CEO and the Compensation Committee may make adjustments to the recommended incentive bonus amounts based upon an assessment of an individual’s performance and contributions to NuStar Energy. The CEO and the Compensation Committee also review and discuss each NEO’s bonus on a case-by-case basis, considering such factors as teamwork, leadership, individual accomplishments and initiative, and may adjust the bonus awarded to a specific NEO to reflect these factors.
The bonus target for the CEO is decided solely by the Compensation Committee, and the Compensation Committee may make discretionary adjustments to the calculated level of bonus for the CEO based upon its independent evaluation of the CEO’s performance and contributions.

Company Performance Objectives
For 2016, as in prior years, our annual incentive bonus is designed to focus our NEOs on improving NuStar Energy’s distributable cash flow (DCF), a non-GAAP measure of financial performance. In the MLP investment community, DCF is widely regarded as a significant determinant of operating performance. As such, the Compensation Committee believes the measure appropriately aligns our management’s interest with our unitholders’ interest in increasing distributions in a prudent manner. The Compensation Committee approved NuStar Energy’s bonus metric based on management’s recommendations and input from BDO.
We derive DCF from our financial statements by adjusting our net income for depreciation and amortization expense, unrealized gains and losses arising from certain derivative contracts and other non-cash items, including non-cash gains or losses or impairment charges. We further adjust our earnings by (1) subtracting our aggregate annual reliability capital expenditures, (2) adding non-cash unit-based compensation expenses for awards that we intend to satisfy with the issuance of units upon vesting and (3) adding or subtracting, as applicable, certain cash receipts and disbursements not included in net income.
Each year, the Compensation Committee establishes a target distribution coverage ratio (DCR) for NuStar Energy to achieve for the year and establishes corresponding levels of performance for which the incentive opportunity would be paid. DCR is a non-GAAP measure determined by dividing DCF applicable to common limited partners by the distributions applicable to common limited partners. The Compensation Committee has discretion to raise or lower the incentive opportunity resulting from this calculation by 25%. In addition, the budgeted DCF may be adjusted during the year in order to account for acquisitions or other significant changes not anticipated at the time the target was determined. For 2016, the Compensation Committee determined that a bonus pool for all employees would be established based on DCF such that employees would receive a 100% bonus for 2016 if Nustar Energy achieves a “target” DCR of 1.03 times and a 90% bonus if NuStar Energy achieves a “threshold” DCR of 1.00 times for 2016, with any DCR between 1.00 and 1.03 times resulting in a bonus percentage determined through straight line interpolation. A DCR of less than 1.00 times for 2016 would result in a 0% bonus. After achieving a 100% bonus, incremental DCF earned would be shared between the bonus pool and NuStar Energy until employees achieve a 200% bonus.
Determination of Awards
For the 2016 annual incentive bonus determination, the Compensation Committee reviewed NuStar Energy’s DCF against the established target of attaining a DCR of 1.03 times and considered the performance of each NEO to determine the amount of incentive award earned. Based on this review, the Compensation Committee set the bonus award for our NEOs at 125%. Actual bonuses awarded are shown in the following table and are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Name	Bonuses Paid For 2016 ($)
Barron	700,000
Shoaf	260,000
Brown	280,000
Perry	190,000
Thompson	190,000

Long-Term Incentive Awards
We provide unit-based, long-term incentive compensation for employees, including our NEOs, and for our non-employee directors through our 2000 Long-Term Incentive Plan (as amended and restated from time to time, the 2000 LTIP). On January 28, 2016, at a special meeting of unitholders, NuStar Energy’s unitholders approved the Fifth Amended and Restated 2000 LTIP. Among other things, the amended 2000 LTIP:

•	permits common units available for issuance under the 2000 LTIP to be newly issued in addition to outstanding common units acquired from an affiliate;

•	has been updated to delete certain obsolete provisions;

•	has been updated to reflect certain technical changes in tax laws and in accounting; and

•	will not terminate until ten years after the new effective date.
The 2000 LTIP provides for unit awards and a variety of unit-based awards, including unit options, restricted units and performance units. Long-term incentive awards vest over a period determined by the Compensation Committee, with performance units vesting upon the achievement of an objective performance goal.
Under the design of our long-term incentive awards, each plan participant, including each NEO, is designated a target long-term incentive award opportunity expressed as a percentage of base salary. This percentage reflects the fair value of the awards to be granted.
Effective January 1, 2014, the Compensation Committee raised the long-term incentive targets (expressed as a percent of base salary) for each of Mr. Barron, Mr. Shoaf, Ms. Perry and Ms. Thompson to reflect their respective promotions and increased responsibilities. After BDO’s comprehensive review of our NEOs’ Total Direct Compensation in July 2014 and with the recommendations of BDO, the Chairman (in the case of the CEO’s long-term incentive target) and the CEO (in the case of the long-term incentive targets for each other NEO), the Compensation Committee raised the long-term incentive target for each of our NEOs in July 2014. The Compensation Committee did not make any changes to the long-term incentive targets for our NEOs during 2015 or 2016. The following table shows each NEO’s long-term incentive target for 2016 (expressed as a percent of base salary).

Name	Long-Term Incentive Target (% of base salary)
Barron	200
Shoaf	150
Brown	150
Perry	100
Thompson	100
The Compensation Committee allocates a percentage of long-term incentive award value to performance-based awards and a percentage to awards that focus on retention and increasing ownership levels of executive officers (including our NEOs). Since the fourth quarter of 2011, the target levels of long-term incentive award value have been allocated in the following manner:

•	35% performance units; and

•	65% restricted units.
The Compensation Committee reviews and approves long-term incentive grants for each of the NEOs. The CEO develops individual grant recommendations for the other NEOs based upon the methodology described above, but both the CEO and the Compensation Committee may make adjustments to the recommended grants based upon an assessment of an individual’s performance and contributions to NuStar Energy. Grants to the CEO are decided solely by the Compensation Committee following the methodology described above, and the Compensation Committee may make discretionary adjustments to the calculated level of long-term incentives for the CEO based upon its independent evaluation of the CEO’s performance and contributions.

Restricted Units
Restricted units comprise approximately 65% of each NEO’s total NuStar Energy long-term incentive target. The Compensation Committee expects to grant restricted units on an annual basis. The NEOs’ long-term incentive targets include approximately 70% NuStar Energy restricted units to be granted by the Compensation Committee under the 2000 LTIP and 30% NuStar GP Holdings phantom units (which we refer to as “restricted units” in Part III of this Annual Report on Form 10-K) to be granted by NuStar GP Holdings’ compensation committee under its long-term incentive plan. In both cases, no units are issued at the time of grant and the awards represent the right to receive common units upon vesting. The awards are calculated from an assumed unit value based on the average closing price of the common units for the first 10 business days of the month prior to the committee meeting at which the awards are to be approved. The restricted units all vest over five years in equal increments on the anniversary of the grant date, and common unit distribution equivalents are paid in cash quarterly for all unvested NuStar Energy and NuStar GP Holdings restricted units. Restricted units of NuStar GP Holdings were introduced into the compensation program in 2008 to reflect the fact that the performance of NuStar GP Holdings is directly tied to the performance of NuStar Energy since NuStar GP Holdings’ sole asset is its interest in NuStar Energy. As described under “Accounting Treatment” below, effective March 1, 2016, NuStar GP Holdings retains the expense associated with the NuStar GP Holdings restricted unit awards. The annual grants of NuStar GP Holdings restricted units, as well as the annual grants of the NuStar Energy restricted units, were approved in a joint meeting of the Compensation Committee and the compensation committee of NuStar GP Holdings’ board of directors.
In 2016, the Compensation Committee determined that the grants would be made as soon as administratively practicable and no earlier than the third business day following our third quarter earnings release. Due to the time required to award and implement the grants, the 2016 annual grants were not effective until November 16, 2016. The following table sets forth the restricted units granted to each of our NEOs in 2016.

Name	Restricted Units Granted in 2016
	NuStar Energy	NuStar GP Holdings
Barron	11,000	9,000
Shoaf	4,920	4,040
Brown	5,300	4,350
Perry	2,585	2,125
Thompson	2,585	2,125
For more information regarding the 2016 restricted unit grants, see the table entitled “Grants of Plan-Based Awards During the Year Ended December 31, 2016.”
Performance Units
Performance units comprise approximately 35% of each NEO’s total NuStar Energy long-term incentive target and typically have been awarded in the first quarter of each year. The number of performance units awarded is determined by multiplying the annual base salary rate by the long-term incentive target percentage, and then multiplying that product by 35%. That product is divided by the assumed value of an individual unit, which is the product of (x) the average common unit price for the period of December 15 through December 31 (using the daily closing prices) and (y) a factor reflecting the risk that the award might be forfeited.
Performance units are earned only upon NuStar Energy’s achievement of an objective performance measure for the performance period. The Compensation Committee believes this type of incentive award strengthens the tie between each NEO’s pay and our financial performance.
Performance Measure for Awards Prior to 2014. For performance units awarded prior to 2014, the objective performance measure was tied to NuStar Energy’s total unitholder return (TUR) as compared with a specific group of peer companies during rolling three-year periods that ended on December 31 of each year following the date of grant. Our NEOs earned 0%, 50%, 100% or 150% of that portion of the initial grant amount that was eligible for vesting, depending upon whether our TUR was in the last, third, second or first quartile, respectively, and they earned 200% if we ranked highest in the group. Amounts not earned in a given performance period could be carried forward for one additional performance period and up to 100% of the carried amount could still be earned, depending upon the quartile achieved for that subsequent period.

On January 29, 2015, the Compensation Committee met and discussed NuStar Energy’s performance for the performance period ended December 31, 2014, and determined that NuStar Energy’s TUR was in the third quartile of its peer group for that three-year performance period. As a result, the performance units granted in 2011, 2012 and 2013 that were available to vest for the performance period ending on December 31, 2014 vested at 50%, in accordance with the award terms. On January 28, 2016, the Compensation Committee met and discussed NuStar Energy’s performance for the performance period ended December 31, 2015, and determined that NuStar Energy’s TUR was in the second quartile of its peer group for that three-year performance period. As a result, the performance units awarded in 2012 and 2013 that were available to vest for the performance period ending on December 31, 2015 vested at 100%, in accordance with the award terms.
Current Performance Measure. The Compensation Committee delayed consideration of the annual performance unit awards for 2014 until completion of BDO’s comprehensive review of our NEOs’ Total Direct Compensation in July 2014. After consultation with BDO and management, the Compensation Committee adopted a different performance measure for performance unit awards. Beginning with the 2014 performance unit awards, the target performance measure for performance unit awards has been NuStar Energy achieving a specific DCR, after taking into account the aggregate expense of the performance units. BDO’s review reflected the fact that cash flow metrics are the most common measures that MLPs use to determine the vesting of performance unit awards. In addition, as described above, in the MLP investment community, distribution coverage is widely regarded as a significant determinant of operating performance. The Compensation Committee believes that distribution coverage appropriately aligns our NEOs’ interest with our unitholders’ interest in increasing distributions in a prudent manner over time.

Performance units are awarded pursuant to the 2000 LTIP, with each award subject to vesting in three annual increments (or tranches), based upon our DCR during the one-year performance periods that end on December 31 of each year following the date of grant, as illustrated in the table below.

Annual Performance Target	2014 Target= DCR 1.00 : 1	2015 Target= DCR 1.01 : 1	2016 Target= DCR 1.03 : 1
2014 Award Tranche Eligible to Vest	1st	2nd	3rd
2015 Award Tranche Eligible to Vest	N/A	1st	2nd
2016 Award Tranche Eligible to Vest	N/A	N/A	1st
Performance Achieved for One-Year Performance Period	1.00 : 1	1.11 : 1	1.07 : 1
Percent of Eligible Units Vested for One-Year Performance Period	100%	200%	150%

Eligible performance units will not vest and will be forfeited if the DCR for the performance period is less than 1.00:1. If the DCR falls between the benchmarks established by the Compensation Committee for the performance period, the percentage vesting with respect to performance during that period will be determined through straight-line interpolation. The Compensation Committee retains the full discretion to vest up to 200% of performance units available for vesting, regardless of the DCR that NuStar Energy attains for the applicable performance period. Additional information is provided below regarding the performance targets established by the Compensation Committee and the performance attained by NuStar Energy for each of the 2014, 2015 and 2016 performance periods.

•
2014 Performance Period. In July 2014, the Compensation Committee determined that the target performance measure for the 2014 performance unit awards would be NuStar Energy achieving a DCR of 1.00:1 for 2014 and that the target measure for performance unit vesting with respect to 2015 and each year thereafter would be the DCR determined by the Compensation Committee in the first quarter of the year, based on the approved budget for that year. On January 29, 2015, the Compensation Committee determined that NuStar Energy achieved a DCR of 1.00:1 for 2014 and, in accordance with the award terms, the tranche of performance units available to vest for the 2014 awards vested at 100%.

•
2015 Performance Period. The target measure established by the Compensation Committee on January 29, 2015 for performance unit vesting with respect to 2015 performance was NuStar Energy achieving a DCR of 1.01:1, with all units eligible for vesting as follows based on the DCR for 2015:

Level	DCR	% Performance Units Earned
Below Threshold	Below 1.00 : 1	0%
Threshold	1.00 : 1	90%
Target	1.01 : 1	100%
Exceeds Target	1.05 : 1	150%
Maximum	1.10 : 1	200%

On January 28, 2016, the Compensation Committee determined that NuStar Energy achieved a DCR of 1.11:1 for 2015 and, in accordance with the award terms, the performance units available to vest under the applicable tranche for each of the 2014 awards and 2015 awards with respect to 2015 performance vested at 200%.

•	2016 Performance Period. On February 24, 2016, the Compensation Committee awarded the target number of performance units set forth below to our NEOs:

Name	Performance Units Awarded in 2016
Barron	13,221
Shoaf	6,234
Brown	6,714
Perry	3,279
Thompson	3,279

The target measure established by the Compensation Committee on February 24, 2016 for performance unit vesting with respect to 2016 performance was NuStar Energy achieving a DCR of 1.03:1, with all units eligible for vesting as follows based on the DCR for 2016:

Level	DCR	% Performance Units Earned
Below Threshold	Below 1.00 : 1	0%
Threshold	1.00 : 1	90%
Target	1.03 : 1	100%
Exceeds Target	1.07 : 1	150%
Maximum	1.12 : 1	200%
On January 26, 2017, the Compensation Committee determined that NuStar Energy achieved a DCR of 1.07:1 for 2016 and, in accordance with the award terms, the performance units available to vest under the applicable tranche for each of the 2014 awards, 2015 awards and 2016 awards with respect to 2016 performance vested at 150%. See the table entitled “Grants of Plan-Based Awards During the Year Ended December 31, 2016.”
Perquisites and Other Benefits
Perquisites
We provide only minimal perquisites to our NEOs. Each of our NEOs received federal income tax preparation services and personal liability insurance in 2016. For more information on perquisites, see the Summary Compensation Table and its footnotes.
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

Post-Employment Benefits
Pension Plans
For a discussion of our Pension Plan, as well as the Excess Pension Plan, please see the narrative description accompanying the table entitled “Pension Benefits for the Year Ended December 31, 2016.”
Nonqualified Deferred Compensation Plan (Excess Thrift Plan)
The Excess Thrift Plan provides unfunded benefits to those employees whose annual additions under the Thrift Plan are subject to the limitations under §415 of the Internal Revenue Code of 1986, as amended (the Code), and/or who are constrained from making maximum contributions under the Thrift Plan by §401(a)(17) of the Code, which limits the amount of an employee’s annual compensation that may be taken into account under that plan. The Excess Thrift Plan is comprised of two separate components, consisting of (1) an “excess benefit plan” as defined under §3(36) of The Employee Retirement Income Security Act of 1974, as amended (ERISA), and (2) a plan that is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Each component of the Excess Thrift Plan consists of a separate plan for purposes of Title I of ERISA. To the extent a participant’s annual total compensation exceeds the compensation limits for the calendar year under §401(a)(17) of the Code ($265,000 for 2016), the participant’s Excess Thrift Plan account is credited with that number of hypothetical NuStar Energy units that could have been purchased with the difference between:

•	The total company matching contributions that would have been credited to the participant’s account under the Thrift Plan had the participant’s contributions not been reduced pursuant to §401; and

•	The actual company matching contributions credited to such participant’s account.
Mr. Barron, Mr. Shoaf, Ms. Brown and Ms. Perry participated in the Excess Thrift Plan in 2016.
Change of Control Severance Arrangements
We initially entered into change of control severance agreements with each of our NEOs in, or prior to, 2007. The change of control severance agreements are intended to ensure the continued availability of these executives in the event of certain transactions culminating in a “change of control” as defined in the agreements. The change of control severance agreements have three-year terms and are automatically extended for one year upon each anniversary unless we give notice not to extend. If a “change of control” (as defined in the agreements) occurs during the term of an agreement, then the agreement becomes operative for a fixed three-year period. The agreements provide generally that the NEO’s terms and conditions of employment (including position, location, compensation and benefits) will not be adversely changed during the three-year period after a change of control.
The agreements contain tiers of compensation and benefits based on each NEO’s position, with each tier corresponding to a certain severance multiple used to calculate total compensation and benefits to be provided under the agreements. Compensation and benefits under the agreements are triggered upon the occurrence of any of the following in connection with a change of control:

•	termination of employment by the employer other than for “cause” (as defined in the agreements), death or disability;

•	termination by the NEO for “good reason” (as defined in the agreements);

•	termination by the NEO other than for “good reason;” and

•	termination of employment because of death or disability.
These triggers were designed to ensure the continued availability of these executives following a change of control, and to compensate them at appropriate levels if their employment is unfairly or prematurely terminated during the applicable term following a change of control.
We amended and restated the change of control severance agreements on August 1, 2016 to:

•	reflect NuStar Services Company LLC, our wholly owned subsidiary (NuStar Services Co), as the employer;

•	create a new tier and corresponding severance multiple for Executive Vice Presidents (of which we had none when the previous agreements were adopted);

•	align each NEO with the applicable severance multiple to reflect each NEO’s promotions and associated changes in position since entering into the previous agreements;

•
add a requirement that the NEO execute a release of claims against NuStar Energy, NuStar Services Co and affiliated companies (as defined in the agreements) in order to be eligible to retain compensation and benefits provided under the agreements; and

•	reflect legal developments since the previous agreements.
The following table sets forth the severance multiple applicable to each NEO, based on his or her current officer position.

Name	Applicable Officer Position	Severance Multiple
Barron	Chief Executive Officer	3
Shoaf	Executive Vice President	2.5
Brown	Executive Vice President	2.5
Perry	Senior Vice President	2
Thompson	Senior Vice President	2
When determining the amounts and benefits payable under the agreements, the Compensation Committee sought to secure compensation that is competitive in our market in order to recruit and retain executive officer talent. Consideration was given to the principal economic terms found in written employment and change of control agreements of other publicly traded companies. For more information regarding payments and benefits that may be provided under our change of control severance arrangements, see our disclosures below under the caption “Potential Payments upon Termination or Change of Control.”
Employment Agreements
None of the NEOs have employment agreements, other than the change of control severance agreements described above. As a result, in the event of a termination, retirement, death or disability that is not related to a change of control, an NEO will only receive the compensation or benefits to which he or she would be entitled under the terms of the defined contribution, defined benefit, medical or long-term incentive plans, as applicable.
IMPACT OF ACCOUNTING AND TAX TREATMENTS
Accounting Treatment
Services Agreement
As described in Item 13 below, on March 1, 2016, NuStar GP, LLC transferred and assigned to NuStar Services Co, a wholly owned subsidiary of ours, employment of all of NuStar GP, LLC’s employees.  Our executive officers continue to serve as officers of NuStar GP Holdings and NuStar GP, LLC, and also serve as officers of NuStar Services Co and other NuStar Energy subsidiaries.  Our NEOs serve as employees of both NuStar GP, LLC and NuStar Services Co. In connection with the transfer and assignment, we amended and restated the Services Agreement such that, beginning March 1, 2016, NuStar GP Holdings and NuStar Energy receive all management and administrative services from NuStar Services Co. NuStar Energy reimburses NuStar Services Co for all services provided to NuStar Energy, including payroll and benefit costs, as well as NuStar Energy unit-based compensation costs. NuStar GP Holdings pays NuStar Services Co an administrative services fee, subject to certain adjustments, but no longer pays 1.0% of our domestic bonus and unit compensation expenses. Instead, NuStar GP Holdings retains the expense associated with any NuStar GP Holdings common unit awards or other compensation that it provides to its officers.
Unit-Based Compensation
By approving the Fifth Amended and Restated 2000 LTIP on January 28, 2016 to permit new issuances of NuStar Energy common units and then transferring the employees of NuStar GP, LLC into the NuStar Energy consolidated affiliate group on March 1, 2016, substantially all of our currently outstanding and subsequently issued awards are classified as equity awards, which reduces the volatility in the expense related to our awards.  In addition, we believe that these changes put our structure, approach to long-term incentives and accounting more in-line with those of our peer MLPs. Prior to the March 1, 2016 employee transfer, we reimbursed NuStar GP, LLC for awards under the 2000 LTIP.
On March 1, 2016, we assumed all outstanding awards under the 2000 LTIP. Our financial statements include the expense for awards of NuStar Energy restricted units and performance units. The transfer of the outstanding awards qualified as a plan modification. Therefore, we measured the fair value of then-outstanding awards to domestic employees (including our NEOs) based on the common unit price on the transfer date. Restricted units awarded to international employees are liability-classified awards that are cash-settled and measured at fair value based on the common unit price at each reporting period.

NuStar Energy Restricted Units. Our restricted unit awards are considered phantom units as they represent the right to receive our common units upon vesting. We account for restricted units expected to result in the issuance of our common units upon vesting as equity-classified awards. The restricted units granted to our domestic employees (including our NEOs) generally vest over five years and the restricted units granted to non-employee directors generally vest over three years. We record compensation expense ratably over the vesting period based on the fair value of the units at the grant date (for domestic employees, including our NEOs) or the fair value of the units measured at each reporting period (for non-employee directors) using the market price of our common units on the applicable date. Common unit distribution equivalents paid with respect to outstanding, unvested equity-classified restricted units reduce equity, similar to cash distributions to unitholders.
NuStar Energy Performance Units. Performance units are equity-classified awards that vest in three increments (tranches) and represent the right to receive our common units, based upon our achievement of the performance measure set by the Compensation Committee during the one-year performance periods that end on December 31 of each year following the grant date. Under applicable accounting standards, a tranche of performance units is not considered “granted” until the Compensation Committee has set the performance measure for that specific tranche of the award. Therefore, performance units are measured at the grant date fair value once the performance measure is established for a specific tranche. In addition, since the performance units granted do not receive common unit distribution equivalents, the estimated fair value of these awards does not include the per unit distributions expected to be paid to unitholders during the vesting period. We record compensation expense ratably for each vesting tranche over its one-year service period if it is probable that the specified performance measure will be achieved. Additionally, changes in the actual or estimated outcomes that affect the quantity of performance units expected to be converted are recognized as a cumulative adjustment.
NuStar GP Holdings, LLC Restricted Units. NuStar GP Holdings restricted units are phantom units as they represent the right to receive NuStar GP Holdings’ common units upon vesting. As described above, pursuant to the amended and restated services agreement, NuStar GP Holdings retains the expense associated with NuStar GP Holdings restricted unit awards. NuStar GP Holdings accounts for awards of restricted units that it awards under its long-term incentive plan to its directors and employees (including our NEOs), at fair value. NuStar GP Holdings uses the market price at the grant date as the fair value of its restricted units. Awards of NuStar GP Holdings’ restricted units to its employees vest over five years, and NuStar GP Holdings recognizes the resulting compensation expense ratably over the vesting period.
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
The Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executive officers. Although Section 162(m) does not now apply to MLPs, if a similar limitation were to be applied to NuStar Energy, the Compensation Committee believes that it would be in the company’s best interest for the Compensation Committee to retain its flexibility and discretion to make compensation awards to foster achievement of performance goals established by the Compensation Committee (which may include performance goals defined in the Code) and other corporate goals the Compensation Committee deems important to NuStar Energy’s success, such as encouraging employee retention, rewarding achievement of non-quantifiable goals and achieving progress with specific projects. The Compensation Committee believes that the performance unit awards would qualify as performance-based compensation and, therefore, would not be subject to any deductibility limitations under an applicable section similar to Section 162(m). Grants of restricted units and other equity-based awards that are not subject to specific quantitative performance measures likely would not qualify as “performance-based” compensation and, in such event, would be subject to such deduction restrictions.

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
Non-Employee Director Unit Ownership Guidelines
Non-employee directors are expected to acquire and hold during their service as a Board member NuStar Energy units and/or NuStar GP Holdings units with an aggregate value of at least two times their annual cash retainer. Directors have five years from their initial election to the Board to meet the target unit ownership guidelines, and they are expected to continuously own sufficient units to meet the guidelines, once attained. As of December 31, 2016, each of our directors exceeded the ownership levels set forth in the unit ownership guidelines.
Officer Unit Ownership Guidelines
Unit ownership guidelines for the officers set forth below are as follows:

Officer	Value of NuStar Energy Units and/or NuStar GP Holdings Units Owned
CEO/President	4.0x base salary
EVP serving on CEO’s officer committee	3.0x base salary
SVP serving on CEO’s officer committee	2.0x base salary
VP serving on CEO’s officer committee	1.0x base salary

The officers subject to the unit ownership and retention guidelines, including each of our NEOs, are expected to meet the applicable guidelines within five years of becoming subject to the guidelines and continuously own sufficient units to meet the guidelines, once attained. As of December 31, 2016, each of our NEOs exceeded the ownership levels set forth in the unit ownership guidelines.
Unit Ownership
For purposes of satisfying the unit ownership guidelines, the following units are considered owned:

•	units owned directly;

•	units owned indirectly through possession of the right to sell, transfer and/or vote such units; and

•	unvested restricted or phantom units granted under our long-term incentive plan or NuStar GP Holdings’ long-term incentive plan.
Unexercised unit options and unvested performance units are not considered owned for purposes of satisfying the unit ownership guidelines.

Prohibition on Insider Trading and Speculation in NuStar Energy or NuStar GP Holdings Units
We have established policies prohibiting our officers, directors and employees from purchasing or selling either NuStar Energy or NuStar GP Holdings securities while in possession of material, nonpublic information or otherwise using such information for their personal benefit or in any manner that would violate applicable laws and regulations. Our directors, officers and certain other employees are prohibited from trading in either NuStar Energy or NuStar GP Holdings securities for the period beginning on the last business day of each calendar quarter through the first business day following our disclosure of our quarterly or annual financial results. In addition, our policies prohibit our officers, directors and employees from speculating in either NuStar Energy or NuStar GP Holdings units, such as by short selling (profiting if the market price of our units decreases), buying or selling publicly traded options (including writing covered calls), hedging or any other type of derivative arrangement that has a similar economic effect. Our directors, officers and certain other employees also are required to obtain consent from the CEO (or, in the case of the CEO, from the Chair of the applicable company’s Audit Committee) before they enter into margin loans or other financing arrangements that may lead to the ownership or other rights to their NuStar Energy or NuStar GP Holdings securities being transferred to a third party.

EVALUATION OF COMPENSATION RISK
The Compensation Committee has focused on aligning our compensation policies with the long-term interests of NuStar Energy and avoiding short-term rewards for management decisions that could pose long-term risks to NuStar Energy. As described above in “Compensation Discussion and Analysis,” the primary elements of our compensation program are base salary, annual incentive bonus and long-term incentives. We believe that our compensation program appropriately balances cash with equity-based compensation and fixed compensation with short- and long-term incentives such that no single pay element would motivate unnecessary risk taking.
NuStar Energy’s compensation program is structured so that base salaries provide a fixed level of competitive pay that reflects the individual’s primary duties and responsibilities, and a considerable amount of our management’s compensation is tied to NuStar Energy’s long-term fiscal health. All bonuses, including executive bonuses, are determined with reference to a well-defined performance measure selected by the Compensation Committee and applicable to all employees. Historically, our long-term incentives have taken the form of performance units and restricted units that typically vest over three- and five-year periods, respectively, which we believe serves to align our employees’ interests with the long-term goals of NuStar Energy. No business group or unit is compensated differently than any other, regardless of profitability. There also is a maximum number of performance units that may be earned, based on the performance of NuStar Energy relative to a performance measure selected by the Compensation Committee. As such, we believe that our compensation policies encourage employees to operate our business in a fundamentally sound manner, align our executives’ interests with those of our unitholders and do not create incentives to take risks that are reasonably likely to have a material adverse effect on NuStar Energy.

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

SUMMARY COMPENSATION TABLE
The following table provides a summary of compensation paid for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 to NuStar GP, LLC’s CEO, CFO and to its three other most highly compensated executive officers serving during 2016. For each NEO, the table shows amounts earned for services rendered to us in all capacities in which the NEO served during the periods presented for that NEO.

Name and Principal Position	Year	Salary ($)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Bradley C. Barron President and CEO	2016	557,500	1,039,456	700,000	184,931	35,698	2,517,585
	2015	515,000	1,077,860	800,000	47,061	35,677	2,475,598
	2014	460,000	1,086,708	683,100	147,448	29,815	2,407,071
Thomas R. Shoaf Executive Vice President and Chief Financial Officer	2016	344,600	479,970	260,000	124,479	22,924	1,231,973
	2015	334,550	515,023	311,000	47,692	21,729	1,229,994
	2014	324,800	564,231	321,552	142,990	21,703	1,375,276
Mary Rose Brown Executive Vice President and Chief Administrative Officer	2016	371,200	516,952	280,000	142,437	24,520	1,335,109
	2015	360,350	554,552	335,000	173,968	23,836	1,447,706
	2014	349,785	607,456	346,287	136,213	23,202	1,462,943
Amy L. Perry Senior Vice President, General Counsel-Corporate and Commercial Law & Corporate Secretary	2016	271,800	251,130	190,000	53,496	20,882	787,308
	2015	263,900	270,770	225,000	18,483	17,074	795,227
	2014	250,000	294,772	226,875	51,525	8,865	832,037
Karen M. Thompson Senior Vice President and General Counsel-Litigation, Regulatory & Environmental	2016	271,800	251,130	190,000	63,605	20,329	796,864
	2015	263,900	270,770	225,000	16,350	19,525	795,545
	2014	250,000	302,421	226,875	68,726	16,466	864,488

(1)
The amounts reported represent the grant date fair value of grants of NuStar Energy restricted units, NuStar Energy performance units and NuStar GP Holdings restricted units. Under a services agreement in effect prior to March 1, 2016, we reimbursed NuStar GP, LLC for 99% of the compensation expense associated with NuStar Energy awards. On March 1, 2016, NuStar GP, LLC transferred and assigned to NuStar Services Co, a wholly owned subsidiary of ours, employment of all of NuStar GP, LLC’s employees and we assumed all outstanding NuStar Energy awards. Our NEOs are employees of both NuStar Services Co and NuStar GP, LLC. NuStar GP Holdings retains the expense associated with the NuStar GP Holdings restricted unit awards.

Restricted Units
The grant date fair value for restricted units presented in the table above was determined by multiplying the number of NuStar Energy restricted units or NuStar GP Holdings restricted units that were granted by the NYSE closing unit price of NuStar Energy common units or NuStar GP Holdings common units, as applicable, on the date of grant.

Performance Units
For the 2014 and 2015 rows in the Summary Compensation Table, the grant date fair value of the NuStar Energy performance units was determined by multiplying the target number of performance units that were granted by the NYSE closing unit price of NuStar Energy common units on the date of grant.
On March 1, 2016, in connection with the employee transfer, we assumed all outstanding NuStar Energy awards, and performance unit awards are now equity-classified awards. The transfer qualified as a plan modification, and we measured the fair value of then-outstanding awards based on our common unit price on the transfer date. Under applicable accounting standards, a tranche of performance units is not considered “granted” until the Compensation Committee has set the performance measure for that specific tranche of the award. Therefore, performance units are measured at the grant date fair value once the performance measure is established for a specific tranche (or, for 2016, the transfer date).
Beginning with the 2016 period, the grant date fair value presented in the Summary Compensation Table includes the fair value of each tranche of performance units for which the Compensation Committee established a performance measure during that year. For example, the amount reported for 2016 includes the one tranche of each of the 2014, 2015 and 2016 performance unit awards that is subject to vesting based on the performance criteria established by the Compensation Committee on February 24, 2016 with respect to 2016 performance, as illustrated in the table below:

Award	Tranche Considered “Granted” in 2016 With Respect to 2016 Performance Measure
2014 Performance Unit Award	3rd
2015 Performance Unit Award	2nd
2016 Performance Unit Award	1st

For 2016, the grant date fair value of the NuStar Energy performance units was determined by multiplying the probable number of performance units for all tranches eligible to vest with respect to 2016 performance (as illustrated in the table above) by the NYSE closing unit price of NuStar Energy common units on the transfer date, reduced by the per unit value of distributions not paid on performance units prior to vesting.
If the maximum number of NuStar Energy performance units had been used to determine the grant date fair value of performance units for the 2016 period presented, the grant date fair value for performance units for Mr. Barron, Mr. Shoaf, Ms. Brown, Ms. Perry and Ms. Thompson would have been: $618,392, $305,958, $329,514, $158,534 and $158,534, respectively.
Please see the “Long-Term Incentive Awards” section and the “Accounting Treatment” section of “Compensation Discussion and Analysis” above in this Item 11 for additional information regarding the vesting schedules and the assumptions made in the valuation.

(2)
The amounts reported as “non-equity incentive plan compensation” reflect the annual incentive bonus amounts paid to our NEOs pursuant to the annual bonus plan. Bonus amounts are paid in February of each year with respect to performance during the immediately preceding year. Bonuses are determined taking into consideration NuStar Energy’s performance in the applicable year, the individual NEO’s targets and the NEO’s performance, as described above under “Compensation Discussion and Analysis-Elements of Executive Compensation-Annual Incentive Bonus.” For an explanation of the amount of salary and bonus in proportion to total compensation, see “Compensation Discussion and Analysis-Elements of Executive Compensation-Relative Size of Primary Elements of Compensation.”

(3)
The amounts reported reflect the amounts attributable to the aggregate change in the actuarial present value of each NEOs accumulated benefit under our defined benefit and actuarial pension plans, including supplemental plans (but excluding tax-qualified defined contribution plans and nonqualified defined contribution plans). None of the NEOs received any above-market or preferential earnings on compensation that is deferred on a basis that is not tax-qualified during the periods presented.

(4) The amounts reported in this column for 2016 consist of the following for each NEO:

Name	Company Contribution to Thrift Plan ($)	Company Contribution to Excess Thrift Plan ($)	Tax Preparation ($)	Personal Liability Insurance ($)	Executive Health Exams ($)(a)	TOTAL ($)
Barron	15,900	17,550	850	1,398	—	35,698
Shoaf	15,900	4,776	850	1,398	—	22,924
Brown	14,970	7,302	850	1,398	—	24,520
Perry	15,900	408	850	1,398	2,326	20,882
Thompson	15,755	—	850	1,398	2,326	20,329

(a)	The amount reported is the difference between the value of the respective NEO’s health exams and the value of NuStar Energy’s all-employee wellness assessments.

GRANTS OF PLAN-BASED AWARDS
DURING THE YEAR ENDED DECEMBER 31, 2016
The following table provides information regarding grants of plan-based awards to the NEOs during 2016.

Name	Grant Date		Date of Approval by Compensation Committee of Equity-Based Awards	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($)
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Barron	N/A	(1)	N/A	501,750	557,500	1,115,000	—	—	—	—	—
	3/1/2016	(2)	2/24/2016	—	—	—	8,766	9,740	19,480	—	309,196
	11/16/2016	(3)	10/26/2016	—	—	—	—	—	—	11,000	503,910
	11/16/2016	(4)	10/26/2016	—	—	—	—	—	—	9,000	226,350
Shoaf	N/A	(1)	N/A	186,084	206,760	413,520	—	—	—	—	—
	3/1/2016	(2)	2/24/2016	—	—	—	4,337	4,819	9,638	—	152,979
	11/16/2016	(3)	10/26/2016	—	—	—	—	—	—	4,920	225,385
	11/16/2016	(4)	10/26/2016	—	—	—	—	—	—	4,040	101,606
Brown	N/A	(1)	N/A	200,448	222,720	445,440	—	—	—	—	—
	3/1/2016	(2)	2/24/2016	—	—	—	4,671	5,190	10,380	—	164,757
	11/16/2016	(3)	10/26/2016	—	—	—	—	—	—	5,300	242,793
	11/16/2016	(4)	10/26/2016	—	—	—	—	—	—	4,350	109,403
Perry	N/A	(1)	N/A	134,541	149,490	298,980	—	—	—	—	—
	3/1/2016	(2)	2/24/2016	—	—	—	2,247	2,497	4,994	—	79,267
	11/16/2016	(3)	10/26/2016	—	—	—	—	—	—	2,585	118,419
	11/16/2016	(4)	10/26/2016	—	—	—	—	—	—	2,125	53,444
Thompson	N/A	(1)	N/A	134,541	149,490	298,980	—	—	—	—	—
	3/1/2016	(2)	2/24/2016	—	—	—	2,247	2,497	4,994	—	79,267
	11/16/2016	(3)	10/26/2016	—	—	—	—	—	—	2,585	118,419
	11/16/2016	(4)	10/26/2016	—	—	—	—	—	—	2,125	53,444

(1)
The amounts reported represent the threshold, target and maximum amounts that would potentially be payable to the NEOs as annual incentive bonus awards under the annual bonus plan with respect to 2016 performance. The actual amounts paid with respect to 2016 performance are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table. Bonuses are determined taking into consideration NuStar Energy’s performance in the applicable year, the individual NEO’s targets and the NEO’s performance, as described above under “Compensation Discussion and Analysis-Elements of Executive Compensation-Annual Incentive Bonus.”

(2)
Performance units were awarded by the Compensation Committee on February 24, 2016 pursuant to the 2000 LTIP. On March 1, 2016, in connection with the employee transfer, we assumed all outstanding NuStar Energy awards, and performance unit awards are now equity-classified awards. The transfer qualified as a plan modification and we measured the fair value of outstanding awards based on our common unit price on the transfer date. Performance units vest in three annual increments (tranches), based upon our achievement of the performance measure set by the Compensation Committee during the one-year performance periods that end on December 31 of each year following the date of grant. Under applicable accounting standards, a tranche of performance units is not considered “granted” until the Compensation Committee has set the performance measure for that specific tranche of the award. Therefore, performance units are measured at the grant date fair value once the performance measure is established for a specific tranche (or, for 2016, the transfer date). In addition, since the performance units granted do not receive common unit distribution equivalents, the estimated fair value of these awards does not include the per unit distributions expected to be paid to unitholders during the vesting period.

The estimated future payouts and the grant date fair value presented in the table above with respect to performance units includes each tranche of performance units for which the Compensation Committee established a performance measure during 2016. For 2016, the amounts presented include the one tranche of each of the 2014, 2015 and 2016 performance unit awards that is subject to vesting based on the performance criteria established by the Compensation Committee on February 24, 2016 with respect to 2016 performance, as illustrated in the table below:

Award	Tranche Considered “Granted” in 2016 With Respect to 2016 Performance Measure
2014 Performance Unit Award	3rd
2015 Performance Unit Award	2nd
2016 Performance Unit Award	1st

For the performance period ended December 31, 2016, the performance units available to vest under the applicable tranche for each of the 2014 awards, 2015 awards and 2016 awards vested at 150% based on the performance level attained. See “Compensation Discussion and Analysis-Elements of Executive Compensation-Long Term Incentive Awards-Performance Units” for a description of the performance measure and the performance level attained with respect to the 2016 performance period. See “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatments-Accounting Treatment” and footnote (1) to the Summary Compensation Table above in this Item 11 for information regarding the assumptions made in valuation.

(3)
Restricted units of NuStar Energy were approved by the Compensation Committee at a joint meeting with the compensation committee of NuStar GP Holdings on October 26, 2016, and the grant date for these NuStar Energy restricted units was set at that time for the date that was as soon as administratively practicable after the meeting and no earlier than the third business day following our third quarter earnings release. The NuStar Energy restricted units were awarded pursuant to the 2000 LTIP and vest 1/5 annually over five years beginning on the first anniversary of the grant date. All grantees receiving NuStar Energy restricted units are entitled to receive an amount in cash equal to the product of (a) the number of restricted units granted to the grantee that remain outstanding and unvested as of the record date for such quarter and (b) the quarterly distribution declared by the Board for such quarter with respect to NuStar Energy’s common units. See “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatments-Accounting Treatment” and footnote (1) to the Summary Compensation Table above in this Item 11 for information regarding the assumptions made in valuation.

(4)
Restricted units of NuStar GP Holdings were approved by the compensation committee of NuStar GP Holdings at a joint meeting with the Compensation Committee of NuStar GP, LLC on October 26, 2016, and the grant date for these NuStar GP Holdings restricted units was set at that time for the date that was as soon as administratively practicable after the meeting and no earlier than the third business day following NuStar GP Holdings’ third quarter earnings release. The NuStar GP Holdings restricted units were awarded pursuant to the NuStar GP Holdings Long-Term Incentive Plan, as amended and restated as of April 1, 2007, and vest 1/5 annually over five years beginning on the first anniversary of the grant date. All grantees receiving NuStar GP Holdings restricted units are entitled to receive an amount in cash equal to the product of (a) the number of restricted units granted to the grantee that remain outstanding and unvested as of the record date for such quarter and (b) the quarterly distribution declared by the NuStar GP Holdings Board for such quarter with respect to NuStar GP Holdings’ common units. See “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatments-Accounting Treatment” and footnote (1) to the Summary Compensation Table above in this Item 11 for information regarding the assumptions made in valuation.

OUTSTANDING EQUITY AWARDS
AT DECEMBER 31, 2016
The following table provides information regarding our NEOs’ unvested restricted units and the target amount of our NEOs’ unvested performance units as of December 31, 2016. The value of NuStar Energy restricted units or performance units reported below is equal to the number of restricted units or performance units reflected in the table, as applicable, multiplied by $49.80, the NuStar Energy common unit closing price on the NYSE on December 30, 2016 (the last trading day of 2016). The value of the NuStar GP Holdings restricted units reported below is equal to the number of restricted units reflected in the table multiplied by $28.90, the NuStar GP Holdings common unit closing price on the NYSE on December 30, 2016 (the last trading day of 2016). The footnotes to the table describe the vesting schedules for the unvested restricted units and the unvested performance units reflected in the table. None of our NEOs had outstanding unit options as of December 31, 2016.

Name	Unit Awards
	Type of Award	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Barron	NuStar Energy Performance Unit (1)	—	—	21,220	1,056,756
	NuStar Energy Restricted Unit (2)	25.883	1,288,973	—	—
	NuStar GP Holdings Restricted Unit (3)	19,577	565,775	—	—
Shoaf	NuStar Energy Performance Unit(4)	—	—	10,288	512,342
	NuStar Energy Restricted Unit (5)	12,548	624,890	—	—
	NuStar GP Holdings Restricted Unit (6)	9,485	274,117	—	—
Brown	NuStar Energy Performance Unit (7)	—	—	11,080	551,784
	NuStar Energy Restricted Unit (8)	14,281	711,194	—	—
	NuStar GP Holdings Restricted Unit (9)	10,764	311,080	—	—
Perry	NuStar Energy Performance Unit (10)	—	—	5,373	267,575
	NuStar Energy Restricted Unit (11)	6,913	344,267	—	—
	NuStar GP Holdings Restricted Unit (12)	4,334	125,253	—	—
Thompson	NuStar Energy Performance Unit (13)	—	—	5,373	267,575
	NuStar Energy Restricted Unit (14)	6,873	342,275	—	—
	NuStar GP Holdings Restricted Unit (15)	4,334	125,253	—	—

(1)	Mr. Barron’s target number of NuStar Energy performance units consist of: 2,666 units awarded July 23, 2014; 5,333 units awarded January 29, 2015; and 13,221 units awarded February 24, 2016.

The performance units awarded in 2014, 2015 and 2016 are eligible to vest in three annual increments and are payable in NuStar Energy’s common units. Upon vesting, the performance units are converted into a number of NuStar Energy common units based upon NuStar Energy’s performance during the one-year performance periods that end on December 31 of each year following the date of grant against an objective performance measure established by the Compensation Committee.
On January 26, 2017, the Compensation Committee determined that, for the performance period ended December 31, 2016, the performance units available to vest under the 2014 awards, 2015 awards and 2016 awards with respect to 2016 performance vested at 150% on January 26, 2017 based on the performance level attained. If all unvested performance units reported in the table vested at 200% (the maximum level), the number of performance units outstanding and the market value thereof as of December 31, 2016 would be twice the amounts reflected in the table. See “Compensation Discussion and Analysis-Elements of Executive Compensation-Long Term Incentive Awards-Performance Units” for a description of the performance measure and the performance level attained with respect to the 2016 performance period.

(2)
Mr. Barron’s restricted NuStar Energy units consist of: 690 restricted units granted December 19, 2012; 1,900 restricted units granted December 16, 2013; 4,293 restricted units granted December 19, 2014; 8,000 restricted units granted November 16, 2015; and 11,000 restricted units granted November 16, 2016. All of Mr. Barron’s NuStar Energy restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(3)
Mr. Barron’s restricted NuStar GP Holdings units consist of: 478 restricted units granted December 19, 2012; 1,376 restricted units granted December 16, 2013; 2,883 restricted units granted December 19, 2014; 5,840 restricted units granted November 16, 2015; and 9,000 restricted units granted November 16, 2016. All of Mr. Barron’s NuStar GP Holdings restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(4)
Mr. Shoaf’s target number of NuStar Energy performance units consist of: 1,428 units awarded July 23, 2014; 2,626 units awarded January 29, 2015; and 6,234 units awarded February 24, 2016. The performance units vest in accordance with the description in footnote (1) above.

(5)
Mr. Shoaf’s restricted NuStar Energy units consist of: 468 restricted units granted December 19, 2012; 1,274 restricted units granted December 16, 2013; 2,166 restricted units granted December 19, 2014; 3,720 restricted units granted November 16, 2015; and 4,920 restricted units granted November 16, 2016. All of Mr. Shoaf’s NuStar Energy restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(6)
Mr. Shoaf’s restricted NuStar GP Holdings units consist of: 324 restricted units granted December 19, 2012; 922 restricted units granted December 16, 2013; 1,455 restricted units granted December 19, 2014; 2,744 restricted units granted November 16, 2015 and 4,040 restricted units granted November 16, 2016. All of Mr. Shoaf’s NuStar GP Holdings restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(7)
Ms. Brown’s target number of NuStar Energy performance units consist of: 1,538 units awarded July 23, 2014; 2,828 units awarded January 29, 2015; and 6,714 units awarded February 24, 2016. The performance units vest in accordance with the description in footnote (1) above.

(8)
Ms. Brown’s restricted NuStar Energy units consist of: 746 restricted units granted December 19, 2012; 1,900 restricted units granted December 16, 2013; 2,331 restricted units granted December 19, 2014; 4,004 restricted units granted November 16, 2015; and 5,300 restricted units granted November 16, 2016. All of Ms. Brown’s NuStar Energy restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(9)
Ms. Brown’s restricted NuStar GP Holdings units consist of: 516 restricted units granted December 19, 2012; 1,376 restricted units granted December 16, 2013; 1,566 restricted units granted December 19, 2014; 2,956 restricted units granted November 16, 2015; and 4,350 restricted units granted November 16, 2016. All of Ms. Brown’s NuStar GP Holdings restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(10)
Ms. Perry’s target number of NuStar Energy performance units consist of: 714 units awarded July 23, 2014; 1,380 units awarded January 29, 2015; and 3,279 units awarded February 24, 2016. The performance units vest in accordance with the description in footnote (1) above.

(11) Ms. Perry’s restricted NuStar Energy units consist of: 372 restricted units granted December 19, 2012; 860 restricted units granted December 16, 2013; 1,140 restricted units granted December 19, 2014; 1,956 restricted units granted November 16, 2015; and 2,585 restricted units granted November 16, 2016. All of Ms. Perry’s NuStar Energy restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(12)
Ms. Perry’s restricted NuStar GP Holdings units consist of: 765 restricted units granted December 19, 2014; 1,444 restricted units granted November 16, 2015; and 2,125 restricted units granted November 16, 2016. All of Ms. Perry’s NuStar GP Holdings restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(13)
Ms. Thompson’s target number of NuStar Energy performance units consist of: 714 units awarded July 23, 2014; 1,380 units awarded January 29, 2015; and 3,279 units awarded February 24, 2016. The performance units vest in accordance with the description in footnote (1) above.

(14)
Ms. Thompson’s restricted NuStar Energy units consist of: 332 restricted units granted December 19, 2012; 860 restricted units granted December 16, 2013; 1,140 restricted units granted December 19, 2014; 1,956 restricted units granted November 16, 2015; and 2,585 restricted units granted November 16, 2016. All of Ms. Thompson’s NuStar Energy restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

(15)
Ms. Thompson’s restricted NuStar GP Holdings units consist of: 765 restricted units granted December 19, 2014; 1,444 restricted units granted November 16, 2015; and 2,125 restricted units granted November 16, 2016. All of Ms. Thompson’s NuStar GP Holdings restricted units vest in 1/5 increments over five years, beginning on the first anniversary of the date of grant.

OPTION EXERCISES AND UNITS VESTED
DURING THE YEAR ENDED DECEMBER 31, 2016
The following table provides information regarding the vesting of restricted units and performance units held by our NEOs during 2016. None of our NEOs had outstanding unit option awards during 2016.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Barron	22,890(2)	775,924
Shoaf	12,482(3)	422,986
Brown	15,693(4)	536,597
Perry	5,380(5)	194,385
Thompson	5,340(6)	192,468

(1)
The value realized on vesting of NuStar Energy restricted units and performance units was calculated by multiplying the closing price of NuStar Energy common units on the NYSE on the date of vesting by the number of NuStar Energy units vested. The value realized on vesting of NuStar GP Holdings restricted units was calculated by multiplying the closing price of NuStar GP Holdings common units on the NYSE on the date of vesting by the number of NuStar GP Holdings units vested. The closing prices on the applicable dates are as follows:

Closing Prices for 2016 Vestings
Date	NuStar Energy Closing Price ($)
January 28, 2016	30.54
November 16, 2016	45.81
December 16, 2016	47.95
December 19, 2016	47.93
Date	NuStar GP Holdings Closing Price ($)
November 16, 2016	25.15
December 16, 2016	26.50
December 19, 2016	26.75

(2)
Mr. Barron's restricted NuStar Energy units vested in 2016 as follows: 2,000 units on November 16, 2016; 1,578 units on December 16, 2016; and 2,121 units on December 19, 2016. Mr. Barron's restricted NuStar GP Holdings units vested in 2016 as follows: 1,460 units on November 16, 2016; 1,166 units on December 16, 2016; and 1,439 units on December 19, 2016. On January 28, 2016, 13,126 of Mr. Barron’s NuStar Energy performance units vested.

(3)
Mr. Shoaf’s restricted NuStar Energy units vested in 2016 as follows: 930 units on November 16, 2016; 946 units on December 16, 2016; and 1,190 units on December 19, 2016. Mr. Shoaf’s restricted NuStar GP Holdings units vested in 2016 as follows: 686 units on November 16, 2016; 697 units on December 16, 2016; and 809 units on December 19, 2016. On January 28, 2016, 7,224 of Mr. Shoaf’s NuStar Energy performance units vested.

(4)
Ms. Brown’s restricted NuStar Energy units vested in 2016 as follows: 1,001 units on November 16, 2016; 1,628 units on December 16, 2016; and 1,523 units on December 19, 2016. Ms. Brown’s restricted NuStar GP Holdings units vested in 2016 as follows: 739 units on November 16, 2016; 1,204 units on December 16, 2016; and 1,038 units on December 19, 2016. On January 28, 2016, 8,560 of Ms. Brown’s NuStar Energy performance units vested.

(5)
Ms. Perry’s restricted NuStar Energy units vested in 2016 as follows: 489 units on November 16, 2016; 715 units on December 16, 2016; and 752 units on December 19, 2016. Ms. Perry’s restricted NuStar GP Holdings units vested in 2016 as follows: 361 units on November 16, 2016; and 255 units on December 19, 2016. On January 28, 2016, 2,808 of Ms. Perry’s NuStar Energy performance units vested.

(6)
Ms. Thompson’s restricted NuStar Energy units vested in 2016 as follows: 489 units on November 16, 2016; 715 units on December 16, 2016; and 712 units on December 19, 2016. Ms. Thompson’s restricted NuStar GP Holdings units vested in 2016 as follows: 361 units on November 16, 2016; and 255 units on December 19, 2016. On January 28, 2016, 2,808 of Ms. Thompson’s NuStar Energy performance units vested.

POST-EMPLOYMENT COMPENSATION

PENSION BENEFITS
FOR THE YEAR ENDED DECEMBER 31, 2016
We maintain a noncontributory defined benefit pension plan (the Pension Plan) in which most of our employees are eligible to participate and under which contributions by individual participants are neither required nor permitted. We also maintain a noncontributory, non-qualified excess pension plan (the Excess Pension Plan), which provides supplemental pension benefits to certain highly compensated employees. The Excess Pension Plan provides eligible employees with additional retirement savings opportunities that cannot be achieved with tax-qualified plans due to the Code’s limits on (1) annual compensation that can be taken into account under qualified plans or (2) annual benefits that can be provided under qualified plans.
The following table provides information regarding the accumulated benefits of our NEOs under our pension plans during the year ended December 31, 2016.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Barron	Pension Plan	(2)	291,658	—
	Excess Pension Plan	(2)	466,272	—
Shoaf	Pension Plan	(2)	401,971	—
	Excess Pension Plan	(2)	392,448	—
Brown	Pension Plan	(2)	406,018	—
	Excess Pension Plan	(2)	501,446	—
Perry	Pension Plan	(2)	172,787	—
	Excess Pension Plan	(2)	53,871	—
Thompson	Pension Plan	(2)	253,109	—
	Excess Pension Plan	(2)	57,416	—

(1)
The present values stated in the table above were calculated using the same interest rates and mortality tables we use for our financial reporting. The present values as of December 31, 2016 were determined using plan-specific discount rates (4.33% for the Pension Plan and 3.70% for the Excess Pension Plan) and the plans’ earliest unreduced retirement age (age 62). The present values reflect post-retirement mortality rates based on the RP2006 generational mortality table projected using scale MP2016. No decrements were included for pre-retirement termination, mortality or disability. Where applicable, lump sums were determined based on a 3.83% interest rate and the mortality table prescribed by the IRS in Rev. Ruling 2007-67 and updated by IRS Notices 2008-85 and 2013-49 for distributions in the years 2009-2016.

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

Name	Plan Name	Number of Years Credited Service - Final Average Pay Formula (Frozen as of December 31, 2013)	Number of Years Credited Service - Cash Balance Formula
Barron	Pension Plan	7.5	16.0
	Excess Pension Plan	13.0	16.0
Shoaf	Pension Plan	7.5	31.5
	Excess Pension Plan	28.5	31.5
Brown	Pension Plan	6.7	19.3
	Excess Pension Plan	6.7	19.3
Perry	Pension Plan	7.5	14.0
	Excess Pension Plan	7.5	14.0
Thompson	Pension Plan	6.7	14.7
	Excess Pension Plan	11.7	14.7
Pension Plan
The Pension Plan is a qualified, non-contributory defined benefit pension plan that became effective as of July 1, 2006.  The Pension Plan covers substantially all of our employees and generally provides retirement income calculated under a cash balance formula (CBF), which is based on age, years of vesting service and interest credits. Employees become fully vested in their CBF benefits upon attaining three years of service. Prior to January 1, 2014, eligible employees were covered under either the CBF or a defined benefit final average pay formula (FAP) based on years of service and compensation during their period of service, and employees became fully vested in their benefits upon attaining five years of service under the FAP and upon attaining three years of service under the CBF.  The Pension Plan was amended to freeze the FAP benefit at December 31, 2013 and, on or after January 1, 2014, all employees are covered under the CBF.
An eligible employee’s benefits under the Pension Plan will be equal to:

•	1.6% of the employee’s average monthly compensation multiplied by the employee’s years of credited service for service through December 31, 2013 for the FAP benefit plus

•	the employee’s CBF account balance.
An employee may start receiving his or her benefits under the Pension Plan at any time following his or her separation of service, but must begin receiving benefits by April 1 of the year after the employee attains age 70½. Mr. Shoaf and Ms. Brown have attained the Early Retirement Age, which is defined in the Pension Plan as age 55. If an employee with a FAP benefit begins receiving benefits after the Early Retirement Age and before age 62, the FAP benefit amount will be reduced by 4% for each full year between the benefit start date and age 62. If an employee with a FAP benefit begins receiving benefits before the Early Retirement Age, the amount of the FAP benefit will be the actuarial equivalent of the lump sum that otherwise would have been payable on the date the employee starts benefits. The CBF benefit amount under the Pension Plan is based on the CBF account balance and, therefore, is not reduced based on the age at which the employee begins receiving benefits.
Excess Pension Plan
The Excess Pension Plan, which became effective July 1, 2006, provides benefits to our eligible employees whose pension benefits under the Pension Plan and the Valero Energy Pension Plan, where applicable, are subject to limitations under the Code. The Excess Pension Plan is an excess benefit plan as contemplated under ERISA for those benefits provided in excess of the maximum amount allowable under Section 415 of the Code. Benefits provided as a result of other statutory limitations are limited to a select group of management or highly compensated employees. The Excess Pension Plan is not intended to constitute either a qualified plan under the Code or a funded plan subject to ERISA. For our employees who were eligible to receive a benefit under the Valero Energy Excess Pension Plan (the Predecessor Excess Pension Plan) as of July 1, 2006, the Excess Pension Plan assumed the liabilities of the Predecessor Excess Pension Plan and will provide a single, nonqualified defined benefit to eligible employees for their pre-July 1, 2006 benefit accruals under the Predecessor Excess Pension Plan and their post-July 1, 2006 benefit accruals under the Excess Pension Plan.

An eligible employee’s monthly pension under the Excess Pension Plan will be equal to:

•	1.6% of the employee’s average monthly compensation multiplied by the employee’s years of credited service for service through December 31, 2013, plus

•	the employee’s CBF benefits without regard to the limitations imposed by the Code, less

•	the employee’s Pension Plan benefit.
All of our NEOs participated in the Excess Pension Plan during 2016.

NONQUALIFIED DEFERRED COMPENSATION
FOR THE YEAR ENDED DECEMBER 31, 2016
The following table provides information regarding our contributions and the contributions by each of our NEOs under our non-qualified defined contribution plan, the Excess Thrift Plan, during the year ended December 31, 2016. The table also presents each NEO’s withdrawals, earnings and year-end balances in such plan. Please see the description of our Excess Thrift Plan above in “Compensation Discussion and Analysis-Elements of Executive Compensation-Post-Employment Benefits.”

Name	Executive Contributions in 2016 ($)(1)	Registrant Contributions in 2016 ($)(2)	Aggregate Earnings in 2016 ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at December 31, 2016 ($)(4)
Barron	—	17,550	19,367	—	84,430
Shoaf	—	4,776	2,850	—	14,017
Brown	—	7,302	17,650	—	69,744
Perry	—	408	—	—	408
Thompson	—	—	—	—	—

(1)	The NEOs made no contributions during 2016.

(2)
Amounts reported represent our contributions to our Excess Thrift Plan. All of the amounts included in this column are included within the amounts reported as “All Other Compensation” for 2016 in the Summary Compensation Table.

(3)	Amounts include the earnings and losses, if any, of each NEO’s respective account in our Excess Thrift Plan.

(4)
Amounts include the aggregate balance at year end, if any, of each NEO’s respective account in our Excess Thrift Plan and include registrant contributions that were previously reported as compensation to each of the NEOs in the “All Other Compensation” column in the Summary Compensation Table for 2016 and previous years.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
SEC regulations require us to disclose potential payments to an NEO in connection with his or her termination or a change of control of NuStar Energy, other than those amounts disclosed under the headings “Pension Benefits For The Year Ended December 31, 2016” and “Nonqualified Deferred Compensation For The Year Ended December 31, 2016” above in this Item 11 or amounts pursuant to arrangements that do not discriminate in favor of executive officers and are generally available to salaried employees. The following narrative and table provide the required disclosures.
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
Each of our NEOs has entered into a change of control severance agreement with NuStar Energy and our wholly owned subsidiary, NuStar Services Co. These agreements seek to ensure the continued availability of these executives in the event of a “change of control” (described below). The agreements contain tiers of compensation and benefits based on each NEO’s position, with each tier corresponding to a certain severance multiple used to calculate total compensation and benefits to be provided under the agreements. We amended and restated the change of control severance agreements on August 1, 2016 to:

•	reflect NuStar Services Co, our wholly owned subsidiary, as the employer;

•	create a new tier and corresponding severance multiple for Executive Vice Presidents (of which we had none when the previous agreements were adopted);

•	align each NEO with the applicable severance multiple to reflect each NEO’s promotions and associated changes in position since entering into the previous agreements;

•
add a requirement that the NEO execute a release of claims against NuStar Energy, NuStar Services Co and affiliated companies (as defined in the agreements) in order to be eligible to retain compensation and benefits provided under the agreements; and

•	reflect legal developments since the previous agreements.
The following table sets forth the severance multiple applicable to each NEO, based on his or her current officer position.

Name	Applicable Officer Position	Severance Multiple
Barron	Chief Executive Officer	3
Shoaf	Executive Vice President	2.5
Brown	Executive Vice President	2.5
Perry	Senior Vice President	2
Thompson	Senior Vice President	2
If a change of control occurs, the agreements become operative for a fixed three-year period. The agreements provide generally that the NEO’s terms of employment will not be adversely changed during the three-year period after a change of control. In addition, outstanding unit options held by the NEO will automatically vest, restrictions applicable to outstanding restricted units held by the NEO will lapse and all unvested performance units held by the NEO will fully vest and become payable at 200% of target. Certain of the NEOs also are entitled to receive a payment in an amount sufficient to make the NEO whole for any excise tax on excess parachute payments imposed under Section 4999 of the Code, as set forth in the table below. Each agreement subjects the NEO to obligations of confidentiality, both during the term and after termination, for secret and confidential information that the NEO acquired during his or her employment relating to NuStar Energy, NuStar Services Co and affiliated companies.

For purposes of these agreements, a “change of control” means any of the following (subject to additional particulars as stated in the agreements):

•	the acquisition by an individual, entity or group of beneficial ownership of 40% of NuStar GP Holdings’ voting interests;

•	the failure of NuStar GP Holdings to control NuStar GP, LLC, NuStar Energy’s general partner, Riverwalk Logistics, L.P., or all of the general partner interests of NuStar Energy;

•	Riverwalk Logistics, L.P. ceases to be NuStar Energy’s general partner or Riverwalk Logistics, L.P. is no longer controlled by either NuStar GP, LLC or one of its affiliated companies;

•	the acquisition of more than 50% of all voting interests of NuStar Energy then outstanding;

•	certain consolidations or mergers of NuStar GP Holdings;

•	certain consolidations or mergers of NuStar Energy;

•	the sale of all or substantially all of the assets of NuStar GP Holdings to anyone other than its affiliated companies;

•	the sale of all or substantially all of the assets of NuStar Energy to anyone other than its affiliated companies; or

•	a change in the composition of the NuStar GP Holdings board of directors so that fewer than a majority of those directors are “incumbent directors” as defined in the agreements.
In the agreements, “cause” is defined to mean, generally, the willful and continued failure of the NEO to perform substantially his or her duties, or the willful engaging by the NEO in illegal or gross misconduct that is materially and demonstrably injurious to NuStar Energy, NuStar Services Co or any affiliated company. “Good reason” is defined to mean, generally:

•	a diminution in the NEO’s position, authority, duties or responsibilities;

•	failure of the successor of NuStar Energy or NuStar Services Co to assume and perform under the agreement; and

•	relocation of the NEO or increased travel requirements.
Except as otherwise noted, the values in the table below assume that a change of control occurred on December 31, 2016 and that the NEO’s employment terminated on that date.
Under the change of control severance agreements, if an NEO’s employment is terminated for “cause” following a change of control, the NEO will not receive any additional benefits or compensation as a result of the termination and will only receive accrued salary or vacation pay that remained unpaid through the date of termination and any other benefits that the NEO would already be entitled to receive, if any. Therefore, there is no presentation of termination for “cause” in the table below.

Executive Benefits and Payments(1)	Termination of Employment by the Employer Other Than for “Cause,” Death or Disability, or by the Executive for “Good Reason” ($)(2)	Termination of Employment because of Death or Disability ($)(3)	Termination by the Executive Other Than for “Good Reason” ($)(4)	Continued Employment Following Change of Control ($)(5)
Salary (1)
Barron	1,725,000	—	—	—
Shoaf	874,250	—	—	—
Brown	941,750	—	—	—
Perry	551,600	—	—	—
Thompson	551,600	—	—	—
Bonus (1)
Barron	3,200,000	800,000	800,000	800,000
Shoaf	1,125,432	321,552	321,552	321,552
Brown	1,212,005	346,287	346,287	346,287
Perry	680,625	226,875	226,875	226,875
Thompson	680,625	226,875	226,875	226,875
Pension and Excess Pension Benefits
Barron	405,017	—	—	—
Shoaf	236,994	—	—	—
Brown	266,924	—	—	—
Perry	77,730	—	—	—
Thompson	98,353	—	—	—
Contributions under Defined Contribution Plans
Barron	100,350	—	—	—
Shoaf	51,690	—	—	—
Brown	55,680	—	—	—
Perry	32,616	—	—	—
Thompson	31,510	—	—	—
Health and Welfare Plan Benefits (6)
Barron	43,729	—	—	—
Shoaf	53,709	—	—	—
Brown	28,662	—	—	—
Perry	23,419	—	—	—
Thompson	42,967	—	—	—
Accelerated Vesting of Unit Options
Barron	—	—	—	—
Shoaf	—	—	—	—
Brown	—	—	—	—
Perry	—	—	—	—
Thompson	—	—	—	—

Executive Benefits and Payments(1)	Termination of Employment by the Employer Other Than for “Cause,” Death or Disability, or by the Executive for “Good Reason” ($)(2)	Termination of Employment because of Death or Disability ($)(3)	Termination by the Executive Other Than for “Good Reason” ($)(4)	Continued Employment Following Change of Control ($)(5)
Accelerated Vesting of Restricted Units (7)
Barron	1,854,748	1,854,748	1,854,748	1,854,748
Shoaf	899,007	899,007	899,007	899,007
Brown	1,022,274	1,022,274	1,022,274	1,022,274
Perry	469,520	469,520	469,520	469,520
Thompson	467,528	467,528	467,528	467,528
Accelerated Vesting of Performance Units (8)
Barron	2,113,512	2,113,512	2,113,512	2,113,512
Shoaf	1,024,684	1,024,684	1,024,684	1,024,684
Brown	1,103,568	1,103,568	1,103,568	1,103,568
Perry	535,150	535,150	535,150	535,150
Thompson	535,150	535,150	535,150	535,150
280G Tax Gross-Up (9)
Barron	3,462,984	—	—	—
Shoaf	1,460,013	—	—	—
Brown	1,395,404	—	—	—
Perry	—	—	—	—
Thompson	—	—	—	—
Totals
Barron	12,905,340	4,768,260	4,768,260	4,768,260
Shoaf	5,725,779	2,245,243	2,245,243	2,245,243
Brown	6,026,267	2,472,129	2,472,129	2,472,129
Perry	2,370,660	1,231,545	1,231,545	1,231,545
Thompson	2,407,733	1,229,553	1,229,553	1,229,553

(1)
Per SEC regulations, for purposes of this analysis we assumed each NEO’s compensation at the time of each triggering event to be as stated below. The listed salary is the NEO’s actual annualized rate of pay as of December 31, 2016. The listed bonus amount represents the highest bonus earned by the executive with respect to any of the fiscal years 2014, 2015 and 2016 (the three years prior to the date of the assumed change of control):

Name	Annual Salary ($)	Bonus ($)
Barron	575,000	800,000
Shoaf	349,700	321,552
Brown	376,700	346,287
Perry	275,800	226,875
Thompson	275,800	226,875

(2)
The change of control severance agreements provide that if the employer terminates the NEO’s employment (other than for “cause,” death or “disability,” as defined in the agreements) or if the NEO terminates his or her employment for “good reason,” as defined in the agreements, the NEO is generally entitled to receive the following:

(A) a lump sum cash payment equal to the sum of:

(i)	accrued and unpaid compensation through the date of termination, including a pro-rata annual bonus based on the highest bonus from the past three years;

(ii)	the NEO’s severance multiple multiplied by the sum of the NEO’s annual base salary plus the NEO’s highest annual bonus from the past three years;

(iii)
the amount of the excess of the actuarial present value of the pension benefits (qualified and nonqualified) the NEO would have received for an additional number of years of service equal to the NEO’s severance multiple over the actuarial present value of the NEO’s actual pension benefits; and

(iv)	the equivalent of employer contributions under the tax-qualified and supplemental defined contribution plans for the number of years equal to the NEO’s severance multiple;
(B) continued welfare benefits for a number of years equal to the NEO’s severance multiple; and
(C) vesting of all outstanding equity incentive awards on the date of the change of control, as described above.

(3)
If the NEO’s employment is terminated by reason of his or her death or disability, then his or her estate or beneficiaries will be entitled to receive a lump sum cash payment equal to any accrued and unpaid salary and vacation pay plus a bonus equal to the highest bonus earned by the NEO in the prior three years (prorated to the date of termination). In addition, in the case of disability, the NEO would be entitled to any disability and related benefits at least as favorable as those provided by us under our plans and programs during the 120-days prior to the NEO’s termination of employment. In addition, all outstanding equity incentive awards will automatically vest on the date of the change of control, as described above.

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

(5)
The change of control severance agreements provide for a three-year term of employment following a change of control. The agreements generally provide that the NEO will continue to receive a salary and bonus at least as favorable as the highest salary received during the past 12 months and the highest bonus received during the past three years and will continue to receive benefits on terms at least as favorable as in effect prior to the change of control. Accordingly, no additional amounts are shown for salary, pension and excess pension benefits, contributions under defined contribution plans and health and welfare plan benefits because those amounts would remain as in effect at the time of a change of control. The amount shown as bonus reflects each NEO’s highest bonus during the past three years. In addition, all outstanding equity incentive awards will automatically vest on the date of the change of control, as described above.

(6)	The NEO is entitled to coverage under the welfare benefit plans (e.g., health, dental, etc.) for a number of years following the date of termination equal to the NEO’s severance multiple.

(7)
The amounts stated in the table represent the gross value of previously unvested restricted units, derived by multiplying (x) the number of units whose restrictions lapsed because of the change of control, times (y) (as applicable) $49.80 (the closing price of NuStar Energy’s common units on the NYSE on December 30, 2016, the last trading day of 2016) or $28.90 (the closing price of NuStar GP Holdings’ common units on the NYSE on December 30, 2016, the last trading day of 2016).

(8)
The amounts stated in the table represent the product of (x) the number of performance units whose vesting was accelerated because of the change of control, times (y) 200%, times (z) $49.80 (the closing price of NuStar Energy’s common units on the NYSE on December 30, 2016, the last trading day of 2016).

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

DIRECTOR COMPENSATION
FOR THE YEAR ENDED DECEMBER 31, 2016
The following table provides a summary of compensation paid for the year ended December 31, 2016 to the directors who served on the Board during 2016. The table shows amounts earned by such persons for services rendered to NuStar GP, LLC in all capacities in which they served during 2016. Robert J. Munch was appointed as a member of the Board on January 26, 2016.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	TOTAL ($)
William E. Greehey	134,500	99,957	N/A	N/A	—	234,457
Bradley C. Barron	(4)	(4)	(4)	(4)	(4)	(4)
J. Dan Bates	99,500	74,991	N/A	N/A	—	174,491
Dan J. Hill	114,500	74,991	N/A	N/A	—	189,491
Robert J. Munch	77,374	149,975	N/A	N/A	—	227,349
W. Grady Rosier	94,500	74,991	N/A	N/A	—	169,491

(1)	The amounts disclosed in this column exclude reimbursement for expenses for transportation to and from Board meetings and lodging while attending meetings.

(2)
The amounts reported for Messrs. Greehey, Bates, Hill and Rosier represent the grant date fair value for the November 16, 2016 grant of restricted NuStar Energy units to them as non-employee directors for the fiscal year ended December 31, 2016 (2,182 restricted units for Mr. Greehey, as Chairman, and 1,637 restricted units for each of Messrs. Bates, Hill and Rosier) based on the closing price of NuStar Energy’s common units on the NYSE on November 16, 2016 ($45.81). The amount reported for Mr. Munch represents the grant date fair value for his January 26, 2016 grant of 2,469 restricted NuStar Energy units upon joining the Board and his November 16, 2016 grant of 1,637 restricted NuStar Energy units as a non-employee director for the fiscal year ended December 31, 2016, based on the closing price of NuStar Energy’s common units on the NYSE on January 26, 2016 ($30.37) and November 16, 2016 ($45.81), respectively. Please see “Compensation Discussion and Analysis-Impact of Accounting and Tax Treatments-Accounting Treatment” above in this Item 11 for information regarding the assumptions made in the valuation.

As of December 31, 2016, each director listed in the table above held the following aggregate number of NuStar Energy restricted unit awards. None of the directors listed in the table above had outstanding unit options as of December 31, 2016.

Name	Aggregate # of Restricted Units
Greehey	4,317
Barron	*
Bates	3,237
Hill	3,237
Munch	4,106
Rosier	3,237

* Mr. Barron’s aggregate holdings are disclosed above in the Outstanding Equity Awards at December 31, 2016 table in this Item 11.

(3)	Non-employee directors do not participate in these plans.

(4)	Mr. Barron was not compensated for his service as a director of NuStar GP, LLC. His compensation for his services as President and CEO are included above in the Summary Compensation Table.

Directors who are our employees receive no compensation (other than reimbursement of expenses) for serving as directors. The compensation structure for our non-employee directors consists of the following components: (1) an annual cash retainer; (2) an annual restricted unit grant; (3) an additional cash payment for each meeting attended in-person and telephonically; (4) an additional annual cash retainer for each committee chair; (5) an additional annual retainer for the Chairman of the Board, which includes both cash and restricted units; and (6) an additional annual cash retainer for the lead director, each as set forth in the table below.

Non-Employee Director Compensation Component	Amount
Annual Cash Retainer ($)	60,000
Annual Restricted Unit Grant ($ value of restricted units)	75,000
Per Meeting Fees (in-person attendance) ($)	1,500
Per Meeting Fees (telephonic attendance) ($)	500
Annual Audit and Compensation Committee Chair Additional Retainers ($)	15,000
Annual Nominating, Governance and Conflicts Committee Chair Additional Retainer ($)	10,000
Annual Chairman of the Board Retainer ($25,000 value in restricted units/$50,000 cash)	75,000
Annual Lead Director Additional Retainer ($)	15,000

As described above, we supplement the cash compensation paid to non-employee directors with an annual grant of restricted NuStar Energy units that vests in equal annual installments over a three-year period. We believe this annual grant of restricted units increases the non-employee directors’ identification with the interests of NuStar Energy’s unitholders through ownership of NuStar Energy common units. Upon a non-employee director’s initial election to the Board, the director will receive a grant of restricted units.
In the event of a “change of control” as defined in the 2000 LTIP, all unvested restricted units previously granted immediately become vested. The 2000 LTIP also contains anti-dilution provisions providing for an adjustment in the number of restricted units that have been granted to prevent dilution of benefits in the event there is a change in the capital structure of NuStar Energy that affects the NuStar Energy units.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
There are no compensation committee interlocks. The members of our Compensation Committee are Mr. Hill (Chairman), Mr. Bates, Mr. Munch and Mr. Rosier. None of the members of our Compensation Committee have served as an officer or employee of ours. Furthermore, except for compensation arrangements disclosed in this Annual Report on Form 10-K, NuStar Energy has not participated in any contracts, loans, fees or awards, nor does it have financial interests, direct or indirect, with any Compensation Committee member. In addition, none of NuStar Energy’s management or Board members are aware of any means, directly or indirectly, by which a Compensation Committee member could receive a material benefit from NuStar Energy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following table sets forth information as of February 20, 2017 regarding NuStar Energy common units and NuStar GP Holdings common units beneficially owned (or deemed beneficially owned) by the directors, executive officers and all directors and executive officers of NuStar GP, LLC as a group. Unless otherwise indicated in the notes to the table, each of the named persons and members of the group has sole voting and investment power with respect to the common units shown and none of the common units shown are pledged as security. Except as indicated with respect to Mr. Munch in the notes to the table, none of the named persons or members of the group beneficially owns (or is deemed to beneficially own) any NuStar Energy 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.

	NuStar Energy			NuStar GP Holdings
Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Restricted Units (3)	Percentage of Common Units Beneficially Owned (2)	Common Units Beneficially Owned (2)	Restricted Units (4)	Percentage of Common Units Beneficially Owned (2)
William E. Greehey (5)	3,069,846	4,317	3.90%	9,037,825	7,364	21.04%
Bradley C. Barron	47,659	25,883	*	27,047	19,577	*
J. Dan Bates (6)	29,543	3,237	*	4,000	—	*
Dan J. Hill (7)	21,585	3,237	*	27,000	—	*
Robert J. Munch (8)	823	3,283	*	—	—	*
W. Grady Rosier (9)	23,256	3,237	*	20,000	—	*
Mary Rose Brown	56,286	14,281	*	44,889	10,764	*
Thomas R. Shoaf	22,795	12,548	*	10,294	9,485	*
Jorge A. del Alamo	12,329	6,612	*	564	4,163	*
Amy L. Perry (10)	3,476	6,913	*	505	4,334	*
Karen M. Thompson	13,600	6,873	*	544	4,334	*
All directors and executive officers as a group (11 people)	3,301,198	90,421	4.20%	9,172,668	60,021	21.36%

* Indicates that the percentage of beneficial ownership does not exceed 1% of the class.

(1)	The business address for all beneficial owners listed above is 19003 IH-10 West, San Antonio, Texas 78257.

(2)
As of February 20, 2017, 78,655,818 NuStar Energy common units and 42,951,749 NuStar GP Holdings common units were outstanding. Beneficial ownership is calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Accordingly, the amounts and percentages of beneficial ownership shown in the table above do not reflect any of the restricted units shown, which do not vest within 60 days.

(3)
This column reflects restricted units issued under the long-term incentive plans of NuStar GP, LLC. Restricted units granted under NuStar GP, LLC’s long-term incentive plans are rights to receive NuStar Energy common units upon vesting and, as such, may not be disposed of or voted until vested. The restricted units do not vest within 60 days after February 20, 2017 and, accordingly, are not included in the calculation of beneficial ownership pursuant to Rule 13d-3.

(4)
This column reflects phantom units (which we refer to as “restricted units” for purposes of this table) issued under the long-term incentive plan of NuStar GP Holdings. Restricted units granted under NuStar GP Holdings’ long-term incentive plan are rights to receive NuStar GP Holdings’ common units upon vesting and, as such, may not be disposed of or voted until vested. The restricted units do not vest within 60 days after February 20, 2017 and, accordingly, are not included in the calculation of beneficial ownership pursuant to Rule 13d-3.

(5)	The number of NuStar GP Holdings common units shown as beneficially owned by Mr. Greehey includes 385,889 common units owned indirectly by Mr. Greehey through a limited liability company.

(6)
The number of NuStar Energy common units shown as beneficially owned by Mr. Bates includes 24,962 common units owned indirectly by Mr. Bates through a trust. The number of NuStar GP Holdings common units shown as beneficially owned by Mr. Bates reflects 4,000 common units owned indirectly by Mr. Bates through a trust.

(7)
The number of NuStar Energy common units shown as beneficially owned by Mr. Hill includes 600 common units owned indirectly by Mr. Hill through his spouse. Pursuant to Rule 13d-4 of the Securities Exchange Act of 1934, Mr. Hill disclaims beneficial ownership of 2,000 of the NuStar GP Holdings common units reflected as beneficially owned by him in the table above, which were purchased by a trust and may be deemed to be owned indirectly by Mr. Hill.

(8)
In addition to the NuStar Energy common units shown as beneficially owned by Mr. Munch, Mr. Munch beneficially owns 1,000 NuStar Energy 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, which is less than 1% of the class.

(9)	The number of NuStar Energy common units shown as beneficially owned by Mr. Rosier includes 19,000 common units owned indirectly by Mr. Rosier through a trust.

(10)
When Ms. Perry was divorced in September 2012, Ms. Perry agreed to give her ex-spouse a portion of any NuStar Energy units she would receive in the future upon vesting of restricted units that were granted to her prior to September 2012 and remained outstanding at the time of the divorce.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth information as of December 31, 2016 regarding each entity known to us to be the beneficial owner of more than 5% of NuStar Energy’s outstanding common units, and is based solely upon reports filed by such entities with the SEC.

Name and Address of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned(1)
NuStar GP Holdings (2)	10,214,626	12.99%
OppenheimerFunds, Inc. (3)	6,955,668	8.85%
ALPS Advisors, Inc. (4)	4,393,371	5.59%
Harvest Fund Advisors LLC (5)	4,219,205	5.37%
Center Coast Capital Advisors, LP (6)	4,194,921	5.34%

(1)	As of December 31, 2016, there were 78,616,228 NuStar Energy common units issued and outstanding.

(2)
As of December 31, 2016, NuStar GP Holdings owns these NuStar Energy common units through its wholly owned subsidiaries, NuStar GP, LLC and Riverwalk Holdings, LLC. NuStar GP Holdings controls voting and investment power over the common units through these wholly owned subsidiaries. NuStar GP Holdings’ business address is 19003 IH-10 West, San Antonio, Texas 78257.

(3)
As reported on a Schedule 13G/A filed on January 31, 2017, OppenheimerFunds, Inc. (OFI) is an investment adviser that may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 6,955,668 common units. The 6,955,668 common units that OFI may be deemed to beneficially own include 5,340,776 common units that Oppenheimer SteelPath MLP Income Fund (OSP), an investment company, may be deemed to beneficially own. OSP has shared voting and dispositive power with respect to the 5,340,776 common units. OFI disclaims beneficial ownership of the common units pursuant to Rule 13d-4 of the Securities Exchange Act of 1934. OFI’s business address is 225 Liberty Street, New York, New York 10281. OSP’s business address is 6803 S. Tucson Way, Centennial, Colorado 80112.

(4)
As reported on a Schedule 13G/A filed on January 26, 2017, ALPS Advisors, Inc. (AAI) is an investment adviser that may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 4,393,371 common units. The 4,393,371 common units that AAI may be deemed to beneficially own include 4,375,221 common units that Alerian MLP ETF (Alerian), an investment company, may be deemed to beneficially own. Alerian has shared voting and dispositive power with respect to the 4,375,221 common units. AAI disclaims beneficial ownership of the common units pursuant to Rule 13d-4 of the Securities Exchange Act of 1934. The business address of AAI and Alerian is 1290 Broadway, Suite 1100, Denver, Colorado 80203.

(5)
As reported on a Schedule 13G filed on February 10, 2017, Harvest Fund Advisors LLC (Harvest Fund) is an investment adviser that, as of February 10, 2017, may be deemed to beneficially own, and has sole voting and dispositive power with respect to, 4,219,205 common units. The business address of Harvest Fund is 100 W. Lancaster Avenue, Suite 200, Wayne, Pennsylvania 19087.

(6)
As reported on a Schedule 13G filed on January 9, 2017, Center Coast Capital Advisors, LP (Center Coast) is an investment adviser that, as of January 9, 2017, may be deemed to beneficially own, and has shared voting and dispositive power with respect to, 4,194,921 common units. The business address of Center Coast is 1600 Smith Street, Suite 3800, Houston, Texas 77002.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information as of December 31, 2016 about equity compensation plans under which securities of NuStar Energy are issuable, which are described in further detail in Note 24 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Plan categories	Number of securities to be issued upon exercise of outstanding unit options, warrants and rights (#)	Weighted-average exercise price of outstanding unit options, warrants and rights ($) (1)	Number of securities remaining for future issuance under equity compensation plans (#)
Equity Compensation Plans approved by security holders (2)	791,204	—	990,018
Equity Compensation Plans not approved by security holders (3)	1,893	—	—

(1)	No value is included in this column because there were no unit options outstanding as of December 31, 2016 and because restricted units and performance units do not have an exercise price.

(2)	The information in this row relates to the 2000 LTIP. See the “Compensation Discussion and Analysis” section of Item 11 above for further details regarding the 2000 LTIP.

(3)	The information in this row relates to the 2003 Employee Unit Incentive Plan, which terminated on June 16, 2013.

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
Please see “Potential Payments upon Termination or Change of Control” in Item 11 for a discussion of our change of control severance agreements with the NEOs.
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
On April 24, 2008, the independent directors of NuStar GP, LLC approved the adoption of a Services Agreement, effective January 1, 2008, between NuStar GP, LLC and NuStar Energy (the Services Agreement). Pursuant to the Services Agreement, NuStar GP, LLC historically furnished all services necessary for the conduct of the business of NuStar Energy, and NuStar Energy reimbursed NuStar GP, LLC for all payroll and related benefit costs, including pension and unit-based compensation costs, other than the expenses allocated to NuStar GP Holdings. The expenses allocated to NuStar GP Holdings under the Services Agreement equaled to $1.1 million (as adjusted), plus 1.0% of NuStar GP, LLC’s domestic employee bonus and unit compensation expense for the applicable fiscal year, subject to adjustment (1) by an annual amount equal to NuStar GP, LLC’s annual merit increase percentage for the most recently completed contract year and (2) for changed levels of services due to expansion of operations through, among other things, expansion of operations, acquisitions or the construction of new businesses or assets. On March 1, 2016, NuStar GP, LLC transfered and assigned to NuStar Services Co, a wholly owned subsidiary of NuStar Energy, employment of all of NuStar GP, LLC’s employees.  Our executive officers continue to serve as officers of NuStar GP Holdings and NuStar GP, LLC, and also serve as officers of NuStar Services Co and other NuStar Energy subsidiaries.  In connection with the transfer and assignment, we amended and restated the Services Agreement (the Amended and Restated Services Agreement) such that, beginning March 1, 2016, NuStar GP Holdings and NuStar Energy receive all management and administrative services from NuStar Services Co. NuStar Energy reimburses NuStar Services Co for all services provided to NuStar Energy, including payroll and benefit costs, as well as NuStar Energy unit-based compensation costs. NuStar GP Holdings pays NuStar Services Co an administrative services fee of $1.0 million per year, subject to adjustment (1) by an annual amount equal to NuStar Services Co’s annual merit increase percentage for the most recently completed fiscal year and (2) for changed levels of services due to expansion of operations through acquisitions, construction of new businesses or assets or otherwise. For 2016, the administrative services fee was $1.0 million. Beginning March 1, 2016, NuStar GP Holdings no longer pays 1.0% of our domestic bonus and unit compensation expenses. Instead, NuStar GP Holdings retains the expense associated with any NuStar GP Holdings common unit awards or other compensation that it provides to its officers.

John D. Greehey, an employee, is the son of Mr. Greehey. As such, he is deemed to be a “related person” under Item 404(a) of the SEC’s Regulation S-K. Mr. J. Greehey is a Vice President of certain subsidiaries of NuStar Energy. In 2016, Mr. J. Greehey did not attend any Board or Committee meetings. The aggregate value of compensation paid to Mr. J. Greehey in 2016 was less than $500,000. There were no material differences between the compensation paid to Mr. J. Greehey and the compensation paid to any other employees who hold analogous positions.

RIGHTS OF NUSTAR GP HOLDINGS
Due to its ownership of NuStar GP, LLC and Riverwalk Holdings, LLC, as of December 31, 2016, NuStar GP Holdings indirectly owned:

•	the general partner interest in NuStar Energy, through its indirect 100% ownership interest in Riverwalk Logistics, L.P.;

•	100% of the incentive distribution rights issued by us, which entitle NuStar GP Holdings to receive increasing percentages of the cash we distribute, currently at the maximum percentage of 23%; and

•	10,214,626 NuStar Energy common units.
Certain of our officers also are officers of NuStar GP Holdings. Our Chairman, Mr. Greehey, also is the Chairman of Board and, as of December 31, 2016, beneficially owned approximately 21% of the common units of NuStar GP Holdings. NuStar GP Holdings appoints NuStar GP, LLC’s directors. NuStar GP, LLC’s board is responsible for overseeing NuStar GP, LLC’s role as the owner of the general partner of NuStar Energy. NuStar GP Holdings must also approve matters that have or would reasonably be expected to have a material effect on NuStar GP Holdings’ interests as one of our major unitholders.
NuStar Energy’s partnership agreement requires that NuStar GP, LLC maintain a Conflicts Committee, composed entirely of independent directors, to review and resolve certain potential conflicts of interest between Riverwalk Logistics, L.P. and its affiliates, on the one hand, and NuStar Energy, on the other.

DIRECTOR INDEPENDENCE
Our business is managed under the direction of the Board of NuStar GP, LLC, the general partner of Riverwalk Logistics, L.P., the general partner of NuStar Energy. The Board conducts its business through meetings of the Board and its committees. The Board has standing Audit, Compensation and Nominating/Governance & Conflicts Committees. Each committee has a written charter. During 2016, the Board held six meetings, the Audit Committee held eight meetings, the Compensation Committee held four meetings and the Nominating/Governance & Conflicts Committee held one meeting. No member of the Board attended less than 75% of the meetings of the Board and committees during the period in which he was a member during 2016.
INDEPENDENT DIRECTORS
The Board has one member of management, Mr. Barron, President and CEO, and five non-management directors. As a limited partnership, NuStar Energy is not required to have a majority of independent directors. However, the Board has determined that four of five of its current non-management directors meet the independence requirements of the NYSE listing standards as set forth in the NYSE Listed Company Manual. The independent directors are: Mr. Bates, Mr. Hill, Mr. Munch and Mr. Rosier.
Mr. Greehey, Chairman of the Board, also serves as the Chairman of the NuStar GP Holdings board of directors and, as of December 31, 2016, beneficially owned approximately 21% of the common units of NuStar GP Holdings. Mr. Greehey is not an independent director under the NYSE’s listing standards.
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
AVAILABILITY OF GOVERNANCE DOCUMENTS
NuStar Energy has posted its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers and the Charters of the Audit Committee, Compensation Committee and Nominating/Governance & Conflicts Committee on NuStar Energy’s website at www.nustarenergy.com (in the “Investors” section). NuStar Energy’s governance documents are available in print to any unitholder of record who makes a written request to NuStar Energy. Requests must be directed to NuStar GP, LLC’s Corporate Secretary at the address indicated on the cover page of this Annual Report on Form 10-K or corporatesecretary@nustarenergy.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
KPMG FEES

The aggregate fees for professional services rendered to us by KPMG for the years ended December 31, 2016 and 2015 were:

Category of Service	2016	2015
Audit fees (1)	$2,633,321	$2,770,868
Audit-related fees (2)	—	3,243
Tax fees	—	—
All other fees	—	—
Total	$2,633,321	$2,774,111

(1)
Audit fees for 2016 and 2015 were for professional services rendered by KPMG in connection with the audits of our annual financial statements for the years ended December 31, 2016 and 2015, respectively, included in our Annual Reports on Form 10-K, reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q, the audit of the effectiveness of our internal control over financial reporting as of December 31, 2016 and 2015, respectively, and related services that that are normally provided by the principal auditor (e.g., comfort letters and assistance with review of documents filed with the SEC).

(2)
Audit-related fees for 2015 were for assurance and related services rendered by KPMG that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

AUDIT COMMITTEE PRE-APPROVAL POLICY
The Audit Committee has adopted a pre-approval policy to address the pre-approval of all services to be rendered to us by our independent auditor and ensure that the provision of any non-audit services does not impair the auditor’s independence. None of the services (described above) for 2016 or 2015 provided by KPMG were approved by the Audit Committee pursuant to the pre-approval waiver contained in paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of independent registered public accounting firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

	(2)
Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits.
		The following are filed or furnished, as applicable, as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to the Following Document

3.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P., effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.02	Amendment to Certificate of Limited Partnership of Valero L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

3.03	Fourth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of November 25, 2016	NuStar Energy L.P.’s Current Report on Form 8-K filed November 25, 2016 (File No. 001-16417), Exhibit 3.1

3.04	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002 and effective January 8, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

3.05	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P., dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.03

3.06	Certificate of Amendment to Certificate of Limited Partnership of NuStar Logistics, L.P., dated and effective as of March 18, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.09

3.07	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.08	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

3.09	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P., dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.10	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

3.11	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.12	Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

3.13	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC, dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.14	Certificate of Amendment to Certificate of Formation of Valero GP, LLC, dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.02

3.15	First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, dated as of June 5, 2000	NuStar Energy L.P.’s Amendment No. 5 to Registration Statement on Form S-1 filed March 29, 2001 (File No. 333-43668), Exhibit 3.10

3.16	First Amendment to First Amended and Restated Limited Liability Company Agreement of Shamrock Logistics GP, LLC, effective as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.15

3.17	Second Amendment to First Amended and Restated Limited Liability Company Agreement of Valero GP, LLC, effective as of June 1, 2006	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.20

3.18	Third Amendment to First Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 29, 2016 and effective as of March 21, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 3.01

4.01	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

4.02
Third Supplemental Indenture, dated as of July 1, 2005, to Indenture dated as of July 15, 2002, as amended and supplemented, among Valero Logistics Operations, L.P., Valero L.P., Kaneb Pipe Line Operating Partnership, L.P., and The Bank of New York Trust Company, N.A.
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2005 (File No. 001-16417), Exhibit 4.02

4.03
Instrument of Resignation, Appointment and Acceptance, dated March 31, 2008, among NuStar Logistics, L.P., NuStar Energy L.P., Kaneb Pipeline Operating Partnership, L.P., The Bank of New York Trust Company N.A., and Wells Fargo Bank, National Association
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 4.05

4.04
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

4.05
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

4.06
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

4.07
Seventh Supplemental Indenture, dated as of August 19, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee
NuStar Energy L.P.’s Current Report on Form 8-K filed August 23, 2013 (File No. 001-16417), Exhibit 4.3

4.08
Indenture, dated as of January 22, 2013, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Trustee, relating to Subordinated Debt Securities
NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2013 (File No. 001-16417), Exhibit 4.1

4.09
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

10.02
First Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 19, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.01

10.03	Lease Agreement Between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of July 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed July 21, 2010 (File No. 001-16417), Exhibit 10.01

10.04	Letter of Credit Agreement dated June 5, 2012 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent	NuStar Energy L.P.’s Current Report on Form 8-K filed June 12, 2012 (File No. 001-16417), Exhibit 10.01

10.05
First Amendment to Letter of Credit Agreement, dated as of June 29, 2012, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.02

10.06
Second Amendment to Letter of Credit Agreement, dated as of January 17, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.10

10.07
Third Amendment to Letter of Credit Agreement, dated as of March 8, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.11

10.08
Fourth Amendment to Letter of Credit Agreement, dated as of April 19, 2013, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Corporate Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.12

10.09
Fifth Amendment to Letter of Credit Agreement, dated as of April 23, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 10.13

10.10
Sixth Amendment to Letter of Credit Agreement, dated as of November 3, 2014, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.1

10.11
Seventh Amendment to Letter of Credit Agreement, dated as of April 30, 2015, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2015 (File No. 001-16417), Exhibit 10.02

10.12
Eighth Amendment to Letter of Credit Agreement, dated as of May 6, 2016, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 10.01

10.13	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.14
Letter of Credit Agreement dated as of September 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed September 9, 2014 (File No. 001-16417), Exhibit 10.01

10.15
Amendment No. 1 to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of November 3, 2014 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Current Report on Form 8-K filed November 6, 2014 (File No. 001-16417), Exhibit 10.3

10.16
Maturity Extension Letter (Amendment No. 2) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of August 19, 2015 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2015 (File No. 001-16417), Exhibit 10.01

10.17
Maturity Extension Letter (Amendment No. 3) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2016 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2016 (File No. 001-16417), Exhibit 10.02

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

10.21
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.1

10.22
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and NuStar Energy L.P., as initial Servicer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.2

10.23
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement referenced above and the First Amendment to the Receivables Financing Agreement referenced above among the respective parties thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.26

+10.24	NuStar GP, LLC Amended and Restated 2003 Employee Unit Incentive Plan, amended and restated as of April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2007 (File No. 001-16417), Exhibit 10.03

+10.25	NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016	NuStar Energy L.P.’s Proxy Statement on Schedule 14A filed December 17, 2015 (File No. 001-16417), Appendix A

+10.26	Form of 2011 and 2012 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2012 (File No. 001-16417), Exhibit 10.2

+10.27	Form of 2013 Restricted Unit Award Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.15

+10.28	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	*

+10.29
Form of Performance Unit Agreement under the NuStar GP, LLC Second Amended and Restated 2000 Long-Term Incentive Plan (substantially the same for 2012 and 2013 awards with appropriate adjustments based on award dates)
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.11

+10.30	Form of 2013 Non-employee Director Restricted Unit Agreement under the NuStar GP, LLC Third Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.21

+10.31	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	*

+10.32	NuStar Energy L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.33	Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement	NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417), Exhibit 10.1

+10.34	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.45

+10.35	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

10.36	Non-Compete Agreement, dated July 19, 2006, between Valero GP Holdings, LLC, Valero L.P., Riverwalk Logistics, L.P. and Valero GP, LLC	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 (File No. 001-16417), Exhibit 10.03

10.37	Services Agreement, effective as of January 1, 2008, between NuStar GP, LLC and NuStar Energy L.P.	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2008 (File No. 001-16417), Exhibit 10.01

10.38	Amended and Restated Services Agreement dated March 1, 2016 between NuStar Energy L.P., NuStar GP Holdings, LLC, NuStar GP, LLC and NuStar Services Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417), Exhibit 10.2

10.39	Assignment and Assumption Agreement dated March 1, 2016 between NuStar GP, LLC and NuStar Services Company LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed March 1, 2016 (File No. 001-16417), Exhibit 10.1

10.40	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.41
Purchase and Sale Agreement by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC dated as of July 3, 2012
NuStar Energy L.P.’s Current Report on Form 8-K filed July 6, 2012 (File No. 001-16417), Exhibit 10.01

10.42
Letter Agreement by and among Asphalt Acquisition LLC, NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC and NuStar Asphalt LLC dated August 2, 2012
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.02

10.43
Amendment No. 1 to Purchase and Sale Agreement dated as of September 28, 2012 by and among NuStar Energy L.P., NuStar Logistics, L.P., NuStar Asphalt Refining, LLC, NuStar Marketing LLC, NuStar GP, LLC, NuStar Asphalt LLC and Asphalt Acquisition LLC
NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2012 (File No. 001-16417), Exhibit 10.03

10.44	Amended and Restated Transaction Agreement by and between LG Asphalt L.P. and NuStar Logistics, L.P. dated as of December 20, 2013	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.47

10.45	Amendment No. 1 to Amended and Restated Transaction Agreement dated as of January 29, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.48

10.46	Amendment No. 2 to Amended and Restated Transaction Agreement dated as of February 26, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2013 (File No. 001-16417), Exhibit 10.49

12.01	Statement of Computation of Ratio of Earnings to Fixed Charges	*

21.01	List of subsidiaries of NuStar Energy L.P.	*

23.01	Consent of KPMG LLP dated February 23, 2017 (NuStar Energy L.P.)	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

**	Furnished herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(c) of Form 10-K.
Copies of exhibits filed as a part of this Form 10-K may be obtained by unitholders of record at a charge of $0.15 per page, minimum $5.00 each request. Direct inquiries to Corporate Secretary, NuStar Energy L.P., 19003 IH-10 West, San Antonio, Texas 78257.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

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
February 23, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 23, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
February 23, 2017

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

Signature	Title	Date

/s/ William E. Greehey	Chairman of the Board	February 23, 2017
William E. Greehey

/s/ Bradley C. Barron	President, Chief Executive	February 23, 2017
Bradley C. Barron	Officer and Director (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President	February 23, 2017
Thomas R. Shoaf	and Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Senior Vice President and Controller	February 23, 2017
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 23, 2017
J. Dan Bates

/s/ Dan J. Hill	Director	February 23, 2017
Dan J. Hill

/s/ Robert J. Munch	Director	February 23, 2017
Robert J. Munch

/s/ W. Grady Rosier	Director	February 23, 2017
W. Grady Rosier