Form 10-Q
period 2017-03-31
NuStar Energy L.P.
filed 2017-05-09
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2017 was 93,030,825.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,205	$35,942
Accounts receivable, net of allowance for doubtful accounts of $7,760 and $7,756 as of March 31, 2017 and December 31, 2016, respectively	166,842	170,293
Receivable from related party	80	317
Inventories	37,107	37,945
Other current assets	22,432	132,686
Total current assets	253,666	377,183
Property, plant and equipment, at cost	5,490,005	5,435,278
Accumulated depreciation and amortization	(1,766,737)	(1,712,995)
Property, plant and equipment, net	3,723,268	3,722,283
Intangible assets, net	119,860	127,083
Goodwill	696,637	696,637
Deferred income tax asset	1,743	2,051
Other long-term assets, net	100,242	105,308
Total assets	$4,895,416	$5,030,545
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$98,477	$118,686
Short-term debt	72,000	54,000
Accrued interest payable	27,715	34,030
Accrued liabilities	39,513	60,485
Taxes other than income tax	12,909	15,685
Income tax payable	3,878	6,510
Total current liabilities	254,492	289,396
Long-term debt	2,951,980	3,014,364
Deferred income tax liability	22,445	22,204
Other long-term liabilities	96,156	92,964
Commitments and contingencies (Note 4)
Partners’ equity:
Series A preferred limited partners (9,060,000 preferred units outstanding as of March 31, 2017 and December 31, 2016)	218,307	218,400
Common limited partners (78,655,818 and 78,616,228 common units outstanding as of March 31, 2017 and December 31, 2016, respectively)	1,409,875	1,455,642
General partner	32,575	31,752
Accumulated other comprehensive loss	(90,414)	(94,177)
Total partners’ equity	1,570,343	1,611,617
Total liabilities and partners’ equity	$4,895,416	$5,030,545
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Service revenues	$266,462	$266,566
Product sales	220,968	139,137
Total revenues	487,430	405,703
Costs and expenses:
Cost of product sales	207,806	128,990
Operating expenses:
Third parties	101,026	83,540
Related party	—	21,681
Total operating expenses	101,026	105,221
General and administrative expenses:
Third parties	24,595	13,365
Related party	—	10,420
Total general and administrative expenses	24,595	23,785
Depreciation and amortization expense	56,864	53,142
Total costs and expenses	390,291	311,138
Operating income	97,139	94,565
Interest expense, net	(36,414)	(34,123)
Other income (expense), net	140	(171)
Income before income tax expense	60,865	60,271
Income tax expense	2,925	2,870
Net income	$57,940	$57,401

Basic and diluted net income per common unit (Note 10)	$0.49	$0.57
Basic weighted-average common units outstanding	78,642,888	77,886,078
Diluted weighted-average common units outstanding	78,642,888	77,956,824

Comprehensive income	$61,703	$42,623
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$57,940	$57,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,864	53,142
Unit-based compensation expense	2,790	1,086
Amortization of debt related items	1,568	2,017
(Gain) loss from sale or disposition of assets	(48)	4
Deferred income tax expense	291	456
Changes in current assets and current liabilities (Note 11)	(39,142)	(12,490)
Other, net	3,717	111
Net cash provided by operating activities	83,980	101,727
Cash Flows from Investing Activities:
Capital expenditures	(45,732)	(46,176)
Change in accounts payable related to capital expenditures	(6,820)	(12,663)
Proceeds from sale or disposition of assets	1,859	—
Proceeds from Axeon term loan	110,000	—
Net cash provided by (used in) investing activities	59,307	(58,839)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	144,266	168,089
Proceeds from short-term debt borrowings	266,000	134,000
Long-term debt repayments	(207,194)	(93,709)
Short-term debt repayments	(248,000)	(137,000)
Distributions to preferred unitholders	(5,883)	—
Distributions to common unitholders and general partner	(99,021)	(98,051)
Decrease in cash book overdrafts	(283)	(8,799)
Other, net	(1,935)	(5)
Net cash used in financing activities	(152,050)	(35,475)
Effect of foreign exchange rate changes on cash	26	4,642
Net (decrease) increase in cash and cash equivalents	(8,737)	12,055
Cash and cash equivalents as of the beginning of the period	35,942	118,862
Cash and cash equivalents as of the end of the period	$27,205	$130,917
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 13% common limited partner interest in us as of March 31, 2017.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.475 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.8 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $372.2 million. Please refer to Note 14 for further discussion.

Axeon Term Loan. On February 22, 2017, we settled and terminated the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), pursuant to which we also provided credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). We received $110.0 million in settlement of the Axeon Term Loan, and our obligation to provide ongoing credit support to Axeon ceased. Please refer to Note 5 for further discussion of the Axeon Term Loan and credit support.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2017 and 2016 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Defined Benefit Plans
In March 2017, the Financial Accounting Standards Board (FASB) issued amended guidance that changes the presentation of net periodic pension cost related to defined benefit plans. Under the amended guidance, the service cost component of net periodic benefit cost will be presented in the same income statement line items as other current employee compensation costs, but the remaining components of net periodic benefit cost will be presented outside of operating income. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Goodwill
In January 2017, the FASB issued amended guidance that simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017, and we are currently evaluating whether we will adopt these provisions early. Regardless of our decision, we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Definition of a Business
In January 2017, the FASB issued amended guidance that clarifies the definition of a business used in evaluating whether a set of transferred assets and activities constitutes a business. Under the amended guidance, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities would not represent a business. To be considered a business, the set of assets transferred is also required to include at least one substantive process that together significantly contribute to the ability to create outputs. In addition, the amended guidance narrows the definition of outputs to be consistent with how outputs are described in the new revenue recognition standard. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied prospectively. We are currently evaluating whether we will early adopt these provisions. We do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Statement of Cash Flows
In August 2016, the FASB issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including but not limited to debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

Credit Losses
In June 2016, the FASB issued amended guidance that requires the use of a “current expected loss” model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. We currently expect to adopt the amended guidance on January 1, 2020 and are assessing the impact of this amended guidance on our financial position, results of operations and disclosures. We plan to provide additional information about the expected financial impact at a future date.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases
In February 2016, the FASB issued amended guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The changes are effective for annual and interim periods beginning after December 15,
2018, and amendments should be applied using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain expedients. We currently expect to adopt these provisions on January 1, 2019. We have initiated a project to assess the impact of this amended guidance on our financial position, results of operations, disclosures and internal controls and plan to provide additional information about the expected financial impact at a future date.

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

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. The FASB has subsequently issued several updates that amend and/or clarify the new revenue recognition standard. We expect to complete implementation of the new revenue recognition standard by the end of 2017. Based on our analysis completed to date, we do not believe the standard will significantly impact the amount or timing of revenues recognized under the vast majority of our revenue contracts. We currently expect to adopt the new guidance using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings, in the first quarter of 2018. We are continuing to evaluate the impact of this new guidance on our financial position, results of operations and disclosures, including customer contracts associated with our recently closed Navigator Acquisition.

3. DEBT

Revolving Credit Agreement
During the three months ended March 31, 2017, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) decreased by $64.3 million. The Revolving Credit Agreement matures on October 29, 2019 and bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2017, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.6%, and we had $774.6 million outstanding.

As of March 31, 2017, our consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.50-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2017, letters of credit issued under the Revolving Credit Agreement totaled $8.1 million, and we had $717.2 million available for borrowing. We believe that we are in compliance with the covenants in the Revolving Credit Agreement as of March 31, 2017.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, an aggregate $365.4 million of tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.9% as of March 31, 2017. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the three months ended March 31, 2017, we did not receive any proceeds from the trustee, and as of March 31, 2017, the amount remaining in trust totaled $42.4 million.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of March 31, 2017, $97.3 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $61.0 million as of March 31, 2017, which is included in “Long-term debt” on the consolidated balance sheet.

4. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We have no accrual for contingent losses as of March 31, 2017 and December 31, 2016. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

5. FAIR VALUE MEASUREMENTS

We segregate the inputs used in measuring fair value into three levels: Level 1, defined as observable inputs, such as quoted prices for identical assets or liabilities in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets that are not active; and Level 3, defined as unobservable inputs for which little or no market data exists. We consider counterparty credit risk and our own credit risk in the determination of all estimated fair values.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$4,706	$—	$—	$4,706
Commodity derivatives	—	510	—	510
Other long-term assets, net:
Interest rate swaps	—	1,440	—	1,440
Total	$4,706	$1,950	$—	$6,656
Liabilities:
Accrued liabilities:
Product imbalances	$(3,953)	$—	$—	$(3,953)
Commodity derivatives	(686)	(510)	—	(1,196)
Other long-term liabilities:
Interest rate swaps	—	(2,719)	—	(2,719)
Total	$(4,639)	$(3,229)	$—	$(7,868)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,551	$—	$—	$1,551
Commodity derivatives	—	155	—	155
Other long-term assets, net:
Interest rate swaps	—	1,314	—	1,314
Total	$1,551	$1,469	$—	$3,020
Liabilities:
Accrued liabilities:
Product imbalances	$(1,577)	$—	$—	$(1,577)
Commodity derivatives	(4,887)	(165)	—	(5,052)
Other long-term liabilities:
Guarantee liability	—	—	(1,230)	(1,230)
Interest rate swaps	—	(2,632)	—	(2,632)
Total	$(6,464)	$(2,797)	$(1,230)	$(10,491)

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

Guarantees. In 2014, we sold our remaining 50% ownership interest in Axeon and agreed to provide them with credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million. As of December 31, 2016, we provided guarantees totaling $54.1 million, and one guarantee that did not specify a maximum amount. Our estimate of the fair value was based on significant inputs not observable in the market and thus fell within Level 3 of the fair value hierarchy. In conjunction with the termination of the Axeon Term Loan discussed in the following section, our obligation to provide credit support to Axeon ceased.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt, approximate their carrying amounts.

The estimated fair values and carrying amounts of the long-term debt and the Axeon Term Loan were as follows:

	March 31, 2017	December 31, 2016
	Long-term Debt	Long-term Debt	Axeon Term Loan
	(Thousands of Dollars)
Fair value	$3,015,609	$3,084,762	$110,000
Carrying amount	$2,951,980	$3,014,364	$110,000

Long-term Debt. We estimated the fair value of our publicly traded senior notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly traded senior notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy.

Axeon Term Loan. In December 2016, Lindsay Goldberg LLC, the private investment firm that owned Axeon, informed us that they entered into an agreement to sell Axeon’s retail asphalt sales and distribution business (the Axeon Sale), and we entered into an agreement with Axeon (the Axeon Letter Agreement) to settle and terminate the Axeon Term Loan for $110.0 million upon closing of the Axeon Sale. Therefore, we reduced the carrying amount of the Axeon Term Loan to $110.0 million and reclassified the Axeon Term Loan from “Other long-term assets, net” to “Other current assets” on the consolidated balance sheet as of December 31, 2016. The Axeon Sale closed on February 22, 2017, at which time we received the $110.0 million payment in accordance with the Axeon Letter Agreement. Furthermore, the Axeon Term Loan and our obligation to provide ongoing credit support to Axeon all terminated concurrently on February 22, 2017.

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of March 31, 2017 and December 31, 2016, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commodity Price Risk
We are exposed to market risks related to the volatility of crude oil and refined product prices. In order to reduce the risk of commodity price fluctuations with respect to our crude oil and refined product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify, and we designate, as fair value hedges. Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 1.4 million barrels and 4.7 million barrels as of March 31, 2017 and December 31, 2016, respectively. We had $0.7 million and $1.8 million of margin deposits as of March 31, 2017 and December 31, 2016, respectively.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$1,440	$1,314	$—	$—
Commodity contracts	Accrued liabilities	—	144	(852)	(3,566)
Interest rate swaps	Other long-term liabilities	—	—	(2,719)	(2,632)
Total		1,440	1,458	(3,571)	(6,198)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	786	265	(276)	(110)
Commodity contracts	Accrued liabilities	510	9,128	(854)	(10,758)
Total		1,296	9,393	(1,130)	(10,868)

Total Derivatives		$2,736	$10,851	$(4,701)	$(17,066)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	March 31, 2017	December 31, 2016
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$510	$155
Net amounts of liabilities presented in the consolidated balance sheets	$(1,196)	$(5,052)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, and that impact was as follows:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
Gain (loss) recognized in income on derivative	$2,097	$(1,012)
(Loss) gain recognized in income on hedged item	(1,834)	2,866
Gain recognized in income for ineffective portion	263	1,854

Derivatives Not Designated as Hedging Instruments:
(Loss) gain recognized in income on derivative	$(138)	$720

Our interest rate swaps had the following impact on earnings:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Income (loss) recognized in other comprehensive income on derivative (effective portion)	$39	$(29,978)
Loss reclassified from AOCI into interest expense, net (effective portion)	$(1,799)	$(2,222)

As of March 31, 2017, we expect to reclassify a loss of $6.2 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

7. RELATED PARTY TRANSACTIONS

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans. Please refer to Note 8 for a discussion of our employee benefit plans.

GP Services Agreement. Prior to the Employee Transfer, our operations were managed by NuStar GP, LLC under a services agreement effective January 1, 2008, pursuant to which employees of NuStar GP, LLC performed services for our U.S. operations. Employees of NuStar GP, LLC provided services to us and NuStar GP Holdings; therefore, we reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated to NuStar GP Holdings, as summarized below:

Three Months Ended March 31,
2016
(Thousands of Dollars)
Operating expenses	$21,681
General and administrative expenses	$10,420

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. EMPLOYEE BENEFIT PLANS

Effective March 1, 2016, in connection with the Employee Transfer, we assumed sponsorship and responsibility for the defined benefit plans and defined contribution plans described below. Prior to the Employee Transfer, NuStar GP, LLC sponsored and maintained these employee benefit plans and we reimbursed all costs incurred by NuStar GP, LLC related to these employee benefit plans at cost.

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

The following table summarizes the components of net periodic benefit costs for the Pension Plans and other postretirement benefits on a combined basis for periods prior to the Employee Transfer and after the Employee Transfer:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
	(Thousands of Dollars)
For the three months ended March 31:
Service cost	$2,239	$1,926	$113	$105
Interest cost	1,127	1,006	108	100
Expected return on assets	(1,603)	(1,352)	—	—
Amortization of prior service credit	(515)	(517)	(286)	(286)
Amortization of net loss	371	273	48	45
Net periodic benefit cost (income)	$1,619	$1,336	$(17)	$(36)

9. PARTNERS’ EQUITY

Partners’ Equity Activity
The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of December 31, 2016	$1,611,617
Net income	57,940
Unit-based compensation expense	950
Other comprehensive income	3,763
Distributions to partners	(103,834)
Other	(93)
Balance as of March 31, 2017	$1,570,343

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2017	$(69,069)	$(22,258)	$(2,850)	$(94,177)
Other comprehensive income (loss):
Other comprehensive income before reclassification adjustments	2,307	39	—	2,346
Net gain on pension costs reclassified into operating expense	—	—	(286)	(286)
Net gain on pension costs reclassified into general and administrative expense	—	—	(96)	(96)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,799	—	1,799
Other comprehensive income (loss)	2,307	1,838	(382)	3,763
Balance as of March 31, 2017	$(66,762)	$(20,420)	$(3,232)	$(90,414)

Allocations of Net Income
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income to the unitholders and the general partner. Our net income for each quarterly reporting period is first allocated to the preferred limited partner unitholders in an amount equal to the earned distributions for the respective reporting period and then to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribution for the respective reporting period. We allocate the remaining net income or loss among the common unitholders (98%) and general partner (2%), as set forth in our partnership agreement.

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Percentage Data)
Net income attributable to NuStar Energy L.P.	$57,940	$57,401
Less preferred limited partner interest	4,813	—
Less general partner incentive distribution	12,912	10,805
Net income after general partner incentive distribution and preferred limited partner interest	40,215	46,596
General partner interest allocation	2%	2%
General partner interest allocation of net income	804	932
General partner incentive distribution	12,912	10,805
Net income applicable to general partner	$13,716	$11,737

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
General and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,343	$1,961
General partner incentive distribution	12,912	10,805
Total general partner distribution	15,255	12,766
Common limited partners’ distribution	101,913	85,285
Total cash distributions	$117,168	$98,051

Cash distributions per unit applicable to common limited partners	$1.095	$1.095

The following table summarizes information related to our quarterly cash distributions to our general and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2017 (a)	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on April 24, 2017.

Series A Preferred Units. On March 15, 2017, we paid a distribution of $0.64930556 per Series A preferred unit to holders of record as of March 1, 2017 for distributions accumulated from the issuance date of November 25, 2016 up to the payment date, which totaled $5.9 million. On April 24, 2017, we announced a distribution of $0.53125 per Series A preferred unit to be paid on June 15, 2017 to holders of record as of June 1, 2017.

10. NET INCOME PER UNIT

Basic and diluted net income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our common limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include our general partner interest and restricted units awarded under our long-term incentive plan.

We compute basic net income per common unit by dividing net income attributable to common units by the weighted-average number of common units outstanding during the period. We compute diluted net income per common unit by dividing net income attributable to our common limited partners by the sum of (i) the weighted-average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units include contingently issuable performance units awarded under our long-term incentive plan.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income per unit:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$57,940	$57,401
Less: Distributions to general partner (including incentive distribution rights)	15,255	12,766
Less: Distributions to common limited partners	101,913	85,285
Less: Distributions to preferred limited partners	4,813	—
Less: Distribution equivalent rights to restricted units	715	713
Distributions in excess of earnings	$(64,756)	$(41,363)

Net income attributable to common units:
Distributions to common limited partners	$101,913	$85,285
Allocation of distributions in excess of earnings	(63,461)	(40,535)
Total	$38,452	$44,750

Basic weighted-average common units outstanding	78,642,888	77,886,078

Diluted common units outstanding:
Basic weighted-average common units outstanding	78,642,888	77,886,078
Effect of dilutive potential common units	—	70,746
Diluted weighted-average common units outstanding	78,642,888	77,956,824

Basic and diluted net income per common unit	$0.49	$0.57

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$3,544	$11,706
Receivable from related party	237	—
Inventories	1,658	(2,398)
Other current assets	307	5,613
Increase (decrease) in current liabilities:
Accounts payable	(12,154)	(3,370)
Payable to related party, net	—	(1,575)
Accrued interest payable	(6,301)	(6,389)
Accrued liabilities	(21,006)	(16,859)
Taxes other than income tax	(2,752)	593
Income tax payable	(2,675)	189
Changes in current assets and current liabilities	$(39,142)	$(12,490)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to changes in the amounts accrued for capital expenditures and the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$42,146	$41,079
Cash paid for income taxes, net of tax refunds received	$4,828	$2,742

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Revenues:
Pipeline	$121,240	$118,873
Storage:
Third parties	143,488	146,384
Intersegment	3,943	6,015
Total storage	147,431	152,399
Fuels marketing	222,702	140,446
Consolidation and intersegment eliminations	(3,943)	(6,015)
Total revenues	$487,430	$405,703

Operating income (loss):
Pipeline	$65,028	$64,265
Storage	53,759	57,013
Fuels marketing	5,140	(773)
Total segment operating income	123,927	120,505
General and administrative expenses	24,595	23,785
Other depreciation and amortization expense	2,193	2,155
Total operating income	$97,139	$94,565

Total assets by reportable segment were as follows:

	March 31, 2017	December 31, 2016
	(Thousands of Dollars)
Pipeline	$2,001,563	$2,024,633
Storage	2,534,367	2,522,586
Fuels marketing	166,702	168,347
Total segment assets	4,702,632	4,715,566
Other partnership assets	192,784	314,979
Total consolidated assets	$4,895,416	$5,030,545

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations and its assets consist mainly of its 100% indirectly owned subsidiaries, NuStar Logistics and NuPOP. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheets
March 31, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$746	$6	$—	$26,453	$—	$27,205
Receivables, net	—	45	—	166,877	—	166,922
Inventories	—	1,958	4,307	30,842	—	37,107
Other current assets	175	8,813	4,776	8,668	—	22,432
Intercompany receivable	—	1,342,164	—	55,969	(1,398,133)	—
Total current assets	921	1,352,986	9,083	288,809	(1,398,133)	253,666
Property, plant and equipment, net	—	1,919,752	582,944	1,220,572	—	3,723,268
Intangible assets, net	—	65,598	—	54,262	—	119,860
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	1,918,278	35,888	1,247,932	869,545	(4,071,643)	—
Deferred income tax asset	—	—	—	1,743	—	1,743
Other long-term assets, net	1,165	62,050	28,318	8,709	—	100,242
Total assets	$1,920,364	$3,585,727	$2,038,929	$2,820,172	$(5,469,776)	$4,895,416
Liabilities and Partners’ Equity
Payables	$926	$16,615	$1,965	$78,971	$—	$98,477
Short-term debt	—	72,000	—	—	—	72,000
Accrued interest payable	—	27,692	—	23	—	27,715
Accrued liabilities	777	6,722	12,370	19,644	—	39,513
Taxes other than income tax	—	4,259	4,555	4,095	—	12,909
Income tax payable	—	1,656	7	2,215	—	3,878
Intercompany payable	257,904	—	1,140,229	—	(1,398,133)	—
Total current liabilities	259,607	128,944	1,159,126	104,948	(1,398,133)	254,492
Long-term debt	—	2,891,290	—	60,690	—	2,951,980
Deferred income tax liability	—	1,861	13	20,571	—	22,445
Other long-term liabilities	—	35,139	10,261	50,756	—	96,156
Total partners’ equity	1,660,757	528,493	869,529	2,583,207	(4,071,643)	1,570,343
Total liabilities and partners’ equity	$1,920,364	$3,585,727	$2,038,929	$2,820,172	$(5,469,776)	$4,895,416

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$123,629	$52,241	$311,847	$(287)	$487,430
Costs and expenses	509	76,322	29,806	283,941	(287)	390,291
Operating (loss) income	(509)	47,307	22,435	27,906	—	97,139
Equity in earnings of subsidiaries	58,445	1,110	26,215	47,353	(133,123)	—
Interest income (expense), net	4	(36,914)	(1,304)	1,800	—	(36,414)
Other income, net	—	21	6	113	—	140
Income before income tax expense	57,940	11,524	47,352	77,172	(133,123)	60,865
Income tax expense	—	331	1	2,593	—	2,925
Net income	$57,940	$11,193	$47,351	$74,579	$(133,123)	$57,940

Comprehensive income	$57,940	$13,031	$47,351	$76,504	$(133,123)	$61,703

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$126,578	$47,985	$231,476	$(336)	$405,703
Costs and expenses	518	68,891	31,015	211,050	(336)	311,138
Operating (loss) income	(518)	57,687	16,970	20,426	—	94,565
Equity in earnings (loss) of subsidiaries	57,922	(3,115)	25,283	43,743	(123,833)	—
Interest (expense) income, net	—	(39,632)	1,508	8,352	(4,351)	(34,123)
Other income (expense), net	—	1	(17)	(155)	—	(171)
Income before income tax expense	57,404	14,941	43,744	72,366	(128,184)	60,271
Income tax expense	3	346	2	2,519	—	2,870
Net income	$57,401	$14,595	$43,742	$69,847	$(128,184)	$57,401

Comprehensive income (loss)	$57,401	$(13,161)	$43,742	$82,825	$(128,184)	$42,623

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$103,517	$35,964	$23,855	$78,004	$(157,360)	$83,980
Cash flows from investing activities:
Capital expenditures	—	(7,671)	(1,761)	(36,300)	—	(45,732)
Change in accounts payable related to capital expenditures	—	(4,908)	(1,103)	(809)	—	(6,820)
Proceeds from sale or disposition of assets	—	1,833	6	20	—	1,859
Proceeds from Axeon term loan	—	110,000	—	—	—	110,000
Net cash provided by (used in) investing activities	—	99,254	(2,858)	(37,089)	—	59,307
Cash flows from financing activities:
Debt borrowings	—	404,166	—	6,100	—	410,266
Debt repayments	—	(451,694)	—	(3,500)	—	(455,194)
Distributions to preferred unitholders	(5,883)	(2,941)	(2,941)	(2,942)	8,824	(5,883)
Distributions to common unitholders and general partner	(99,021)	(49,511)	(49,511)	(49,514)	148,536	(99,021)
Net intercompany activity	3,196	(34,952)	31,455	301	—	—
Decrease in cash book overdrafts	—	(283)	—	—	—	(283)
Other, net	(1,933)	(2)	—	—	—	(1,935)
Net cash used in financing activities	(103,641)	(135,217)	(20,997)	(49,555)	157,360	(152,050)
Effect of foreign exchange rate changes on cash	—	—	—	26	—	26
Net (decrease) increase in cash and cash equivalents	(124)	1	—	(8,614)	—	(8,737)
Cash and cash equivalents as of the beginning of the period	870	5	—	35,067	—	35,942
Cash and cash equivalents as of the end of the period	$746	$6	$—	$26,453	$—	$27,205

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$97,539	$7,958	$18,028	$129,635	$(151,433)	$101,727
Cash flows from investing activities:
Capital expenditures	—	(28,899)	(5,442)	(11,835)	—	(46,176)
Change in accounts payable related to capital expenditures	—	(7,637)	(74)	(4,952)	—	(12,663)
Net cash used in investing activities	—	(36,536)	(5,516)	(16,787)	—	(58,839)
Cash flows from financing activities:
Debt borrowings	—	296,089	—	6,000	—	302,089
Debt repayments	—	(219,709)	—	(11,000)	—	(230,709)
Distributions to common unitholders and general partner	(98,051)	(49,026)	(49,025)	(49,031)	147,082	(98,051)
Net intercompany activity	507	2,998	36,513	(44,369)	4,351	—
Other, net	(1)	(1,774)	—	(7,029)	—	(8,804)
Net cash (used in) provided by financing activities	(97,545)	28,578	(12,512)	(105,429)	151,433	(35,475)
Effect of foreign exchange rate changes on cash	—	—	—	4,642	—	4,642
Net (decrease) increase in cash and cash equivalents	(6)	—	—	12,061	—	12,055
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$879	$4	$—	$130,034	$—	$130,917

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SUBSEQUENT EVENTS

Navigator Acquisition
On April 11, 2017, NuStar Logistics and NuStar Energy entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.475 billion, subject to customary adjustments at and following closing. Navigator owns and operates crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties.

We closed on the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described below. The Navigator Acquisition broadens our geographic footprint by marking our entry into the Permian Basin and complements our existing asset base. We believe this acquisition provides a strong growth platform that, when coupled with our assets in the Eagle Ford region, solidifies our presence in two of the most prolific basins in the United States. Since we closed on this acquisition less than a week ago, we do not yet have the information necessary to complete the initial accounting for the Navigator Acquisition, but we plan to provide a preliminary purchase price allocation and related disclosures in our consolidated financial statements for the quarter ending June 30, 2017.

Our general partner amended and restated our partnership agreement in connection with the issuance of the Series B Preferred Units described below and the Navigator Acquisition to waive up to an aggregate $22.0 million of the quarterly incentive distributions to our general partner for any NS common units issued from the date of the Acquisition Agreement (other than those attributable to NS common units issued under any equity compensation plan) for ten consecutive quarters, starting with the second quarter of 2017.

Issuance of Common Units
On April 18, 2017, we issued 14,375,000 common units representing limited partner interests at a price of $46.35 per unit. We used the net proceeds from this offering of $657.5 million, including a contribution of $13.6 million from our general partner to maintain its 2% general partner interest, to fund a portion of the purchase price for the Navigator Acquisition. Beginning with the distribution earned for the second quarter of 2017, our general partner will not receive incentive distributions with respect to these common units.

Issuance of 5.625% Senior Notes
On April 28, 2017, NuStar Logistics issued $550.0 million of 5.625% senior notes due April 28, 2027. We used the net proceeds of $543.8 million from the offering to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses. The interest on the 5.625% senior notes is payable semi-annually in arrears on April 28 and October 28 of each year beginning on October 28, 2017. The 5.625% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 5.625% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. The 5.625% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

At the option of NuStar Logistics, the 5.625% senior notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If we undergo a change of control, followed by a ratings decline within 60 days of a change of control, each holder of the notes may require us to repurchase all or a portion of its notes at a price equal to 101% of the principal amount of the notes, plus any accrued and unpaid interest to the date of repurchase.

Issuance of Series B Preferred Units
On April 28, 2017, we issued 15,400,000 of our 7.625% Series B Preferred Units representing limited partner interests at a price of $25.00 per unit. We used the net proceeds of $372.2 million from the issuance of the Series B Preferred Units to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses.

Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable on the 15th day of each of March, June, September and

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December of each year (beginning on September 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate on the Series B Preferred Units to, but not including, June 15, 2022 is 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%. The Series B Preferred Units rank senior to our common units with respect to distribution rights and rights upon liquidation.

At any time on or after June 15, 2022, we may redeem our Series B Preferred Units, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions to, but not including, the date of redemption, whether or not declared. We may also redeem the Series B Preferred Units upon the occurrence of certain rating events or a change of control as defined in our partnership agreement. In the case of the latter instance, if we choose not to redeem the Series B Preferred Units, the preferred unitholders may have the ability to convert the Series B Preferred Units to common units at the then applicable conversion rate. Holders of the Series B Preferred Units have no voting rights except for certain exceptions set forth in our partnership agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains certain estimates, predictions, projections, assumptions and other forward-looking statements that involve various risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions. Please read our Annual Report on Form 10-K for the year ended December 31, 2016, Part I, Item 1A “Risk Factors,” as well as our subsequent current and quarterly reports, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, the terminalling and storage of petroleum products and the marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 13% common limited partner interest in us as of March 31, 2017. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.475 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.8 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units for net proceeds of $372.2 million. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Axeon Term Loan. On February 22, 2017, we settled and terminated the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), pursuant to which we also provided credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). We received $110.0 million in settlement of the Axeon Term Loan, and our obligation to provide ongoing credit support to Axeon ceased. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” further discussion of the Axeon Term Loan and credit support.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. The following discussion describes assets owned as of March 31, 2017.

Pipeline. We own 3,140 miles of refined product pipelines and 1,230 miles of crude oil pipelines, as well as approximately 4.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,370 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.7 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

Current Market Conditions
While the price of crude oil has recovered modestly since its sharp initial decline in 2015 and subsequent historic lows during 2016, energy industry experts currently expect crude oil prices to see only a modest price recovery, with some continued volatility, in 2017.

Increases or decreases in the price of crude oil affect various sectors of the energy industry, including our customers in crude oil production, refining and trading, in different ways. For example, the sustained period of low prices forced crude oil producers to reduce their capital spending and drilling activity and some producers narrowed their focus to assets in the most cost-advantaged regions. On the other hand, while some refiners have benefitted from lower crude oil prices, particularly to the extent the lower feedstock price has been coupled with higher demand for certain refined products in some regional markets, increases in refined product inventory may cause some refiners to reduce their production levels.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2017	2016
Statement of Income Data:
Revenues:
Service revenues	$266,462	$266,566	$(104)
Product sales	220,968	139,137	81,831
Total revenues	487,430	405,703	81,727

Costs and expenses:
Cost of product sales	207,806	128,990	78,816
Operating expenses	101,026	105,221	(4,195)
General and administrative expenses	24,595	23,785	810
Depreciation and amortization expense	56,864	53,142	3,722
Total costs and expenses	390,291	311,138	79,153

Operating income	97,139	94,565	2,574
Interest expense, net	(36,414)	(34,123)	(2,291)
Other income (expense), net	140	(171)	311
Income before income tax expense	60,865	60,271	594
Income tax expense	2,925	2,870	55
Net income	$57,940	$57,401	$539
Basic and diluted net income per common unit	$0.49	$0.57	$(0.08)
Basic weighted-average common units outstanding	78,642,888	77,886,078	756,810

Overview
Net income remained flat for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The slight increase in segment operating income of $3.4 million was partially offset by an increase of $2.3 million in interest expense. Within segment operating income, higher operating income from the fuels marketing segment was partially offset by a decrease in operating income from the storage segment.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2017	2016
Pipeline:
Refined products pipelines throughput (barrels/day)	514,016	521,272	(7,256)
Crude oil pipelines throughput (barrels/day)	408,809	411,109	(2,300)
Total throughput (barrels/day)	922,825	932,381	(9,556)
Throughput revenues	$121,240	$118,873	$2,367
Operating expenses	33,074	33,004	70
Depreciation and amortization expense	23,138	21,604	1,534
Segment operating income	$65,028	$64,265	$763
Storage:
Throughput (barrels/day)	315,010	828,327	(513,317)
Throughput terminal revenues	$20,690	$29,400	$(8,710)
Storage terminal revenues	126,741	122,999	3,742
Total revenues	147,431	152,399	(4,968)
Operating expenses	62,139	66,003	(3,864)
Depreciation and amortization expense	31,533	29,383	2,150
Segment operating income	$53,759	$57,013	$(3,254)
Fuels Marketing:
Product sales and other revenue	$222,702	$140,446	$82,256
Cost of product sales	210,599	132,581	78,018
Gross margin	12,103	7,865	4,238
Operating expenses	6,963	8,638	(1,675)
Segment operating income (loss)	$5,140	$(773)	$5,913
Consolidation and Intersegment Eliminations:
Revenues	$(3,943)	$(6,015)	$2,072
Cost of product sales	(2,793)	(3,591)	798
Operating expenses	(1,150)	(2,424)	1,274
Total	$—	$—	$—
Consolidated Information:
Revenues	$487,430	$405,703	$81,727
Cost of product sales	207,806	128,990	78,816
Operating expenses	101,026	105,221	(4,195)
Depreciation and amortization expense	54,671	50,987	3,684
Segment operating income	123,927	120,505	3,422
General and administrative expenses	24,595	23,785	810
Other depreciation and amortization expense	2,193	2,155	38
Consolidated operating income	$97,139	$94,565	$2,574

Pipeline
Total revenues increased $2.4 million despite a slight decrease in total throughputs of 9,556 barrels per day for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Revenues increased $4.6 million and throughputs increased 9,246 barrels per day on our Ammonia Pipeline mainly due to an early planting season resulting from warmer weather. The increases in Ammonia Pipeline revenues were partially offset by a decrease in revenues of $2.7 million and a decrease in throughputs of 17,575 barrels per day on our Eagle Ford System mainly due to reduced production in this sustained low crude oil price environment.

Depreciation and amortization expense increased $1.5 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to the completion of various pipeline projects.

Storage
Beginning January 1, 2017, our revenue agreements for our crude refinery storage tanks at Corpus Christi, TX, Texas City, TX and Benicia, CA changed from throughput-based to lease-based. Excluding the effect of the change of these agreements, throughput terminal revenues would have increased $1.8 million and throughputs would have decreased 6,643 barrels per day. This was primarily due to an increase in revenues of $4.6 million and an increase in throughputs of 23,268 barrels per day at our Corpus Christi North Beach terminal, mainly resulting from our acquisition of assets from Martin Operating Partnership L.P. in December 2016 (the Martin Terminal Acquisition). This increase in revenues was partially offset by decreased revenues of $1.6 million and decreased throughputs of 30,270 barrels per day at our Paulsboro terminal as a customer diverted barrels to other terminals.

Excluding the effect of the change of the refinery storage tank agreements described above, storage terminal revenues would have decreased $6.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Revenues decreased $4.9 million at our international terminals mainly resulting from a decrease in customer base, fluctuations in foreign exchange rates and lower throughput and related handling fees. Revenues also decreased $4.7 million at our Gulf Coast Terminals, mainly due to a decrease in customer base and lower reimbursable revenues at our Texas City terminal and reduced unit train activity at our St. James terminal. These revenue decreases were partially offset by higher revenues of $3.5 million at our North East Terminals, mainly resulting from new customer contracts and rate escalations.

Operating expenses decreased $3.9 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to:

•	a decrease of $2.4 million in compensation expenses, mainly resulting from lower employee benefit costs;

•	a decrease of $1.9 million in reimbursable expenses, mainly at our Texas City terminals, consistent with the decrease in reimbursable revenues at Texas City; and

•	a decrease of $1.2 million in expenses for contractors and other outside services mainly as a result of reduced unit train activity at our St. James terminal.

These decreases were partially offset by increased operating expenses of $2.1 million as a result of the Martin Terminal Acquisition.

Depreciation and amortization expense increased $2.2 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, as a result of the Martin Terminal Acquisition and the completion of various storage projects.

Fuels Marketing
We recorded segment operating income of $5.1 million for the three months ended March 31, 2017, compared to a segment operating loss of $0.8 million for the three months ended March 31, 2016, primarily due to improved gross margins and lower operating expenses from our fuel oil trading operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $0.8 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to higher compensation expense associated with our long-term incentive plan.

Interest expense, net increased $2.3 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, mainly due to decreased interest income as a result of the termination of the Axeon Term Loan in February 2017. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and related credit support.

TRENDS AND OUTLOOK
We have developed a business model based on strategic diversification: we provide a broad array of services to a diverse customer base in sectors across the energy industry with our portfolio of assets positioned in geographic markets around the globe. We believe our model both protects our results, even through challenging economic conditions, and best positions us for continued growth.

We believe that the fact that we provide both storage and pipeline services, for crude and refined products, to customers across the country and around the world, offers some insulation from the impact of commodity market price fluctuations on our results of operations. Since high crude oil prices have tended to benefit our producer customers, high prices have also correlated with increased demand for our crude oil pipeline services. On the other hand, depressed crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for our storage services. In the locations at which our assets are integrated physically with the refineries the assets serve, we believe the results generated by those assets depend to a greater degree on the refinery’s continuing need to receive, store and transport the crude and refined products than on crude or refined product prices.

Due to the geographic diversity of our asset base, as compared, for example, to certain of our peers with assets portfolios concentrated in the U.S. shale play regions, our results of operations have not been as hard hit by the significant reduction in drilling activity in domestic shale play regions that was driven by sustained low crude oil prices during the past few years. Before the Navigator Acquisition, our domestic shale play region assets consisted of our pipeline and storage system in the Eagle Ford, which generated only 12% of our total pipeline and storage segment revenue in 2016.

The Navigator Acquisition broadens our geographic footprint by marking our entry into the Permian Basin, one of the most prolific domestic shale basins, and complements our existing asset base. The Permian Basin, which is one of the fastest-growing basins in the United States, represents approximately forty percent of all onshore rig activity in the United States. In addition, this fully integrated crude system is located in some of the most economic and resilient areas of the basin, resulting in some of the lowest break-even values in the United States, and provides customers with access to multiple downstream end markets. We believe this acquisition provides a strong growth platform that, when coupled with our assets in the Eagle Ford region, solidifies our presence in two of the most prolific basins in the United States.

Like our Eagle Ford system, the Navigator system is crude-focused, which could increase the potential impact of crude oil prices on our results of operations; however, we believe our contracts, many of which are long-term, take-or-pay arrangements for committed storage or throughput capacity, should help to blunt the impact of volatility of crude oil prices on our results of operations. Although our assets in the Eagle Ford region have experienced lower throughputs as production has slowed, the fact that we have minimum volume throughput contracts with large, creditworthy customers has limited the negative impact of that slowdown on our results of operations. In addition to acreage dedication agreements for over 500,000 acres, the Navigator system’s contracts include several long-term ship-or-pay contracts with minimum volume commitments from, as well as storage contracts with, creditworthy customers, which should serve as a buffer for our results of operations from declines in Permian Basin production.

We expect volumes in our pipeline segment to increase over the remainder of 2017, mainly due to our acquisition of the Navigator crude oil pipeline system’s approximately 92,000 barrels per day ship-or-pay volume commitments, as well as its approximately 412,000 barrels per day of delivery capacity and over 500,000 contractually dedicated acres. Although we expect full-year earnings in 2017 to benefit from the Navigator Acquisition, the second quarter of 2017 will be burdened with professional fees incurred in connection with closing this acquisition.

In order to fund the purchase price for the Navigator Acquisition, we issued common units and a new series of preferred units, as well as long-term debt. Accordingly, our financing costs, specifically common and preferred unit distributions and interest expense, will be higher than previously expected as a result of the acquisition.

We expect our storage segment to benefit in 2017 from favorable storage contract renewals, the Martin Terminal Acquisition and lower operating expenses.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of a number of factors, many of which are outside our control. These factors include, but are not limited to, the state of the economy and the capital markets, changes to our customers’ refinery maintenance schedules and unplanned refinery downtime, crude oil prices, the supply of and demand for crude oil, refined products and anhydrous ammonia, demand for our transportation and storage services and changes in laws or regulations affecting our assets.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary cash requirements are for distributions to our partners, debt service, capital expenditures, acquisitions and operating expenses. Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners and general partner each quarter, and this term is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors.

Each year, our objective is to fund our total annual reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 describe the risks inherent to these sources of funding and the availability thereof.

During periods when our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can utilize other sources of Available Cash, as provided in our partnership agreement, including borrowings under our revolving credit agreement and proceeds from the sales of assets. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 describe the risks inherent in our ability to maintain or grow our distribution.

For 2017, we expect an increase in total cash distributed to our unitholders and higher interest costs due to the recent equity and debt issuances in April 2017. As a result, we currently do not expect to generate cash from operations in excess of our distribution and reliability capital requirements for 2017.

Cash Flows for the Three Months Ended March 31, 2017 and 2016
The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$83,980	$101,727
Investing activities	59,307	(58,839)
Financing activities	(152,050)	(35,475)
Effect of foreign exchange rate changes on cash	26	4,642
Net (decrease) increase in cash and cash equivalents	$(8,737)	$12,055

Net cash provided by operating activities for the three months ended March 31, 2017 was $84.0 million, compared to $101.7 million for the three months ended March 31, 2016, primarily due to an increase in our working capital of $39.1 million for the three months ended March 31, 2017, compared to an increase of $12.5 million for the three months ended March 31, 2016. See “Working Capital Requirements” below.

For the three months ended March 31, 2017, net cash provided by operating activities and a portion of the proceeds from the termination of the Axeon Term Loan of $110.0 million were used to fund our distributions to unitholders and our general partner in the aggregate amount of $104.9 million and reliability capital expenditures of $5.0 million. The remaining proceeds from the termination of the Axeon Term Loan were used to fund our strategic capital expenditures of $40.7 million and pay down a portion of our long-term debt.

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

Revolving Credit Agreement
As of March 31, 2017, our consolidated debt coverage ratio (as defined in our revolving credit agreement) cannot exceed 5.50-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of March 31, 2017, our consolidated debt coverage ratio was 4.3x, and we had $717.2 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $8.1 million as of March 31, 2017. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on our revolving credit agreement.

Other Sources of Liquidity
Other sources of liquidity as of March 31, 2017 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.4 million remaining in the trust as of March 31, 2017, supported by $370.2 million in letters of credit;

•
a $125.0 million receivables financing agreement between NuStar Energy, NuStar Finance LLC and third-party lenders (the Receivables Financing Agreement), with the amount available for borrowing based on the availability of eligible receivables and other customary factors and conditions; and

•	two short-term line of credit agreements with an uncommitted borrowing capacity of up to $85.0 million, with $72.0 million of borrowings outstanding as of March 31, 2017.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of March 31, 2017, we had no letters of credit issued under the LOC Agreement. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Subsequent Events
In April 2017, in order to fund the purchase price of the Navigator Acquisition, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.8 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units for net proceeds of $372.2 million. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2017:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2017	$40,710	$5,022	$45,732
2016	$40,159	$6,017	$46,176

Expected for the year ended December 31, 2017 (a)	$ 380,000 - 420,000	$ 35,000 - 55,000	$ 415,000 - 475,000

(a)	Excludes capital expenditures related to the Navigator Acquisition.

We continue to evaluate our capital spending forecast and make changes as economic conditions warrant, and our actual capital expenditures for 2017 may increase or decrease from our current projections. We believe we can fund our currently expected capital expenditures with cash on hand, combined with the sources of liquidity previously described. Our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements, particularly in our fuels marketing segment, may vary with the seasonality of demand and the volatility of commodity prices for the products we market. This seasonality in demand and the volatility of commodity prices affect our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Axeon Term Loan and Credit Support
On February 22, 2017, we settled and terminated the $190.0 million Axeon Term Loan, pursuant to which we also provided credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon. We received $110.0 million in settlement of the Axeon Term Loan, and our obligation to provide ongoing credit support to Axeon ceased. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and credit support.

Distributions
General and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,343	$1,961
General partner incentive distribution	12,912	10,805
Total general partner distribution	15,255	12,766
Common limited partners’ distribution	101,913	85,285
Total cash distributions	$117,168	$98,051

Cash distributions per unit applicable to common limited partners	$1.095	$1.095

Distribution payments to our general and common limited partners are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions to our general and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2017 (a)	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on April 24, 2017.

Series A Preferred Units. On March 15, 2017, we paid a distribution of $0.64930556 per Series A preferred unit to holders of record as of March 1, 2017 for distributions accumulated from the issuance date of November 25, 2016 up to the payment date, which totaled $5.9 million. On April 24, 2017, we announced a distribution of $0.53125 per Series A preferred unit to be paid on June 15, 2017 to holders of record as of June 1, 2017.

Debt Obligations
As of March 31, 2017, we were a party to the following debt agreements:

•	Revolving credit agreement due October 29, 2019, with $774.6 million of borrowings outstanding as of March 31, 2017;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreements with $72.0 million of borrowings outstanding as of March 31, 2017; and

•	Receivables Financing Agreement due June 15, 2018, with $61.0 million of borrowings outstanding as of March 31, 2017.

Management believes that, as of March 31, 2017, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.
Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to our debt:

	Standard & Poor’s Ratings Services	Moody’s Investor Service Inc.	Fitch, Inc.

Ratings	BB+	Ba1	BB
Outlook	Stable	Ratings Under Review	Stable
Following the announcement of the Navigator Acquisition, Standard & Poor’s Ratings Services and Fitch, Inc. affirmed their ratings and outlook, and Moody’s Investor Service Inc. announced that it was reviewing NuStar Energy and NuStar Logistics for a downgrade. The interest rates payable on the 7.65% senior notes due 2018 and the revolving credit agreement are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies.

Interest Rate Swaps
As of March 31, 2017 and December 31, 2016, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of March 31, 2017 and December 31, 2016, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	March 31, 2017
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$652,500	$1,752,500	$1,813,864
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.5%	6.4%
Variable-rate	$—	$61,000	$774,644	$—	$—	$365,440	$1,201,084	$1,201,745
Weighted-average interest rate	—	1.8%	2.6%	—	—	0.9%	2.1%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$652,500	$1,752,500	$1,821,261
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.5%	6.4%
Variable-rate	$—	$58,400	$838,992	$—	$—	$365,440	$1,262,832	$1,263,501
Weighted-average interest rate	—	1.6%	2.5%	—	—	0.7%	1.9%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate		Fair Value
March 31, 2017	December 31, 2016	Period of Hedge	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
(Thousands of Dollars)					(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	2.6%	$(1,504)	$(1,333)
250,000	250,000	09/2020 - 09/2030	2.8%	2.8%	225	15
$600,000	$600,000		2.7%	2.7%	$(1,279)	$(1,318)

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
The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 6 of Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	March 31, 2017
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – short:
(refined products)	63	N/A	$63.77	$(149)
Swaps – short:
(refined products)	285	N/A	$41.55	$(704)

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	87	$64.12	N/A	$175
Futures – short:
(refined products)	85	N/A	$64.07	$(175)
Swaps – long:
(refined products)	204	$42.38	N/A	$335
Swaps – short:
(refined products)	104	N/A	$42.40	$(168)
Forward purchase contracts:
(crude oil)	300	$49.43	N/A	$629
Forward sales contracts:
(crude oil)	300	N/A	$49.43	$(627)

Total fair value of open positions exposed to commodity price risk				$(684)

	December 31, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	47	$55.53	N/A	$2
Futures – short:
(crude oil and refined products)	107	N/A	$58.79	$(243)
Swaps – long:
(refined products)	84	$45.99	N/A	$141
Swaps – short:
(refined products)	573	N/A	$41.87	$(3,322)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	18	$72.06	N/A	$10
Futures – short:
(crude oil and refined products)	9	N/A	$71.88	$(7)
Swaps – long:
(refined products)	869	$42.20	N/A	$4,737
Swaps – short:
(refined products)	874	N/A	$41.40	$(5,459)
Forward purchase contracts:
(crude oil)	310	$52.78	N/A	$499
Forward sales contracts:
(crude oil)	310	N/A	$52.76	$(507)

Total fair value of open positions exposed to commodity price risk				$(4,149)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

2.01
Membership Interest Purchase and Sale Agreement, dated April 11, 2017, by and between NuStar Logistics, L.P., NuStar Energy L.P. and FR Navigator Holdings LLC (incorporated by reference to Exhibit 2.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 11, 2017 (File No. 001-16417))

3.01
Fifth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

4.01
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.4 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

*10.01	Form of Performance Unit Award Agreement for 2017 under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan

*10.02	Amendment to the NuStar Excess Thrift Plan, effective as of January 1, 2017

*10.03
Ninth Amendment to Letter of Credit Agreement, dated as of April 17, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

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
May 9, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 9, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 9, 2017