Form 10-Q
period 2017-06-30
NuStar Energy L.P.
filed 2017-08-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2017 was 93,031,036.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,191	$35,942
Accounts receivable, net of allowance for doubtful accounts of $7,768 and $7,756 as of June 30, 2017 and December 31, 2016, respectively	147,548	170,293
Receivable from related party	86	317
Inventories	25,772	37,945
Other current assets	28,265	132,686
Total current assets	230,862	377,183
Property, plant and equipment, at cost	5,974,427	5,435,278
Accumulated depreciation and amortization	(1,827,094)	(1,712,995)
Property, plant and equipment, net	4,147,333	3,722,283
Intangible assets, net	857,616	127,083
Goodwill	1,023,359	696,637
Deferred income tax asset	1,359	2,051
Other long-term assets, net	98,795	105,308
Total assets	$6,359,324	$5,030,545
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$92,668	$118,686
Short-term debt	45,000	54,000
Current portion of long-term debt	403,075	—
Accrued interest payable	40,232	34,030
Accrued liabilities	55,986	60,485
Taxes other than income tax	16,709	15,685
Income tax payable	847	6,510
Total current liabilities	654,517	289,396
Long-term debt	3,073,864	3,014,364
Deferred income tax liability	22,863	22,204
Other long-term liabilities	107,031	92,964
Commitments and contingencies (Note 5)
Partners’ equity:
Series A preferred limited partners (9,060,000 preferred units outstanding as of June 30, 2017 and December 31, 2016)	218,340	218,400
Series B preferred limited partners (15,400,000 preferred units outstanding as of June 30, 2017)	371,613	—
Common limited partners (93,030,988 and 78,616,228 common units outstanding as of June 30, 2017 and December 31, 2016, respectively)	1,958,435	1,455,642
General partner	41,944	31,752
Accumulated other comprehensive loss	(89,283)	(94,177)
Total partners’ equity	2,501,049	1,611,617
Total liabilities and partners’ equity	$6,359,324	$5,030,545
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$283,700	$270,403	$550,162	$536,969
Product sales	151,788	167,401	372,756	306,538
Total revenues	435,488	437,804	922,918	843,507
Costs and expenses:
Cost of product sales	144,479	157,617	352,285	286,607
Operating expenses:
Third parties	116,400	112,662	217,426	196,202
Related party	—	—	—	21,681
Total operating expenses	116,400	112,662	217,426	217,883
General and administrative expenses:
Third parties	33,604	22,657	58,199	35,949
Related party	—	—	—	10,493
Total general and administrative expenses	33,604	22,657	58,199	46,442
Depreciation and amortization expense	67,601	53,651	124,465	106,793
Total costs and expenses	362,084	346,587	752,375	657,725
Operating income	73,404	91,217	170,543	185,782
Interest expense, net	(45,612)	(34,229)	(82,026)	(68,352)
Other income (expense), net	88	(201)	228	(372)
Income before income tax expense	27,880	56,787	88,745	117,058
Income tax expense	1,630	4,270	4,555	7,140
Net income	$26,250	$52,517	$84,190	$109,918

Basic and diluted net income per common unit (Note 11)	$0.05	$0.52	$0.51	$1.09
Basic weighted-average common units outstanding	90,345,469	77,886,219	84,526,506	77,886,148
Diluted weighted-average common units outstanding	90,345,469	77,939,279	84,526,506	77,943,702

Comprehensive income	$27,381	$29,178	$89,084	$71,801
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$84,190	$109,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	124,465	106,793
Unit-based compensation expense	5,117	2,869
Amortization of debt related items	3,146	3,965
Gain from sale or disposition of assets	(36)	(2)
Deferred income tax expense	23	2,562
Changes in current assets and current liabilities (Note 12)	(15,344)	(15,274)
Other, net	7,427	4,202
Net cash provided by operating activities	208,988	215,033
Cash Flows from Investing Activities:
Capital expenditures	(108,849)	(95,361)
Change in accounts payable related to capital expenditures	6,851	(12,674)
Proceeds from sale or disposition of assets	1,966	—
Proceeds from Axeon term loan	110,000	—
Acquisitions	(1,476,719)	—
Net cash used in investing activities	(1,466,751)	(108,035)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,037,161	348,904
Proceeds from short-term debt borrowings	565,000	279,000
Proceeds from note offering, net of issuance costs	543,313	—
Long-term debt repayments	(1,122,239)	(184,192)
Short-term debt repayments	(574,000)	(363,000)
Proceeds from issuance of preferred units, net of issuance costs	371,802	—
Proceeds from issuance of common units, net of issuance costs	643,858	—
Contributions from general partner	13,597	—
Distributions to preferred unitholders	(10,696)	—
Distributions to common unitholders and general partner	(216,139)	(196,102)
Increase (decrease) in cash book overdrafts	1,321	(11,166)
Other, net	(2,615)	(674)
Net cash provided by (used in) financing activities	1,250,363	(127,230)
Effect of foreign exchange rate changes on cash	649	4,389
Net decrease in cash and cash equivalents	(6,751)	(15,843)
Cash and cash equivalents as of the beginning of the period	35,942	118,862
Cash and cash equivalents as of the end of the period	$29,191	$103,019
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 11% common limited partner interest in us as of June 30, 2017.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. Please refer to Notes 3, 4 and 10 for further discussion.

Axeon Term Loan. On February 22, 2017, we settled and terminated the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), pursuant to which we also provided credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). We received $110.0 million in settlement of the Axeon Term Loan, and our obligation to provide ongoing credit support to Axeon ceased. Please refer to Note 6 for further discussion of the Axeon Term Loan and credit support.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and six months ended June 30, 2017 and 2016 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

2. NEW ACCOUNTING PRONOUNCEMENTS

Unit-Based Payments
In May 2017, the Financial Accounting Standards Board (FASB) issued amended guidance that clarifies when a change to the terms and conditions of a unit-based payment award is accounted for as a modification. Under the amended guidance, an entity will apply modification accounting if the value, vesting or classification of the unit-based payment award changes. The guidance is effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied prospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Benefit Plans
In March 2017, the FASB issued amended guidance that changes the presentation of net periodic pension cost related to defined benefit plans. Under the amended guidance, the service cost component of net periodic benefit cost will be presented in the same income statement line items as other current employee compensation costs, but the remaining components of net periodic benefit cost will be presented outside of operating income. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

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

3. ACQUISITIONS

Navigator Acquisition
On April 11, 2017, we entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion, subject to customary adjustments at and following closing. We closed on the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described in Notes 4 and 10. We acquired crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties. We collectively refer to the acquired assets as our Permian Crude System. The assets acquired are included in our pipeline segment.

The Navigator Acquisition broadens our geographic footprint by marking our entry into the Permian Basin and complements our existing asset base. We believe the Permian Crude System will provide a strong growth platform that, when coupled with our assets in the Eagle Ford region, serve to solidify our presence in two of the most prolific basins in the United States.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We accounted for the Navigator Acquisition using the acquisition method. The estimates of fair value of the assets acquired and liabilities assumed are based on preliminary assumptions, pending the completion of an independent appraisal and other evaluations as information becomes available to us. The following table reflects the preliminary purchase price allocation:

Preliminary Purchase Price Allocation
(Thousands of Dollars)
Accounts receivable	$4,916
Other current assets	2,476
Property, plant and equipment, net	396,603
Intangible assets (a)	750,000
Goodwill (b)	326,722
Other long-term assets, net	2,125
Current liabilities	(26,971)
Preliminary purchase price allocation, net of cash acquired	1,455,871
Pending closing adjustment	20,848
Cash disbursed at closing	$1,476,719

(a)	Intangible assets, which consist of customer contracts and relationships, are expected to be amortized over a weighted average period of 20 years.

(b)
The goodwill acquired represents the expected benefit from entering new geographic areas and the anticipated opportunities to generate future cash flows from the assets acquired and potential future projects.

The values used in the purchase price allocation above and estimated useful lives are preliminary and subject to change after we finalize our review of the specific types, nature and condition of Navigator’s property, plant and equipment and intangible assets and pending the completion of an independent appraisal. A change in the value used for property, plant and equipment or intangible assets may be significant and would cause a corresponding increase or decrease in goodwill.

The condensed statements of income include the results of operations for the Navigator commencing on May 4, 2017. For the three months ended June 30, 2017, we recognized $9.5 million in revenues and an operating loss of $3.4 million related to the Navigator Acquisition. Additionally, we incurred transaction costs of $10.2 million included in “General and administrative expenses” and $3.7 million included in “Interest expense, net” on the condensed consolidated statements of comprehensive income for the three months ended June 30, 2017.

The unaudited pro forma information for the three and six months ended June 30, 2017 and 2016 presented below combines the historical financial information for Navigator and the Partnership for those periods. The information assumes we completed the Navigator Acquisition on January 1, 2016 and the following:

•	we issued approximately 14.4 million common units;

•	we received a contribution from our general partner of $13.6 million to maintain its 2% interest;

•	we issued 15.4 million Series B Preferred Units;

•	we issued $550.0 million of 5.625% senior notes;

•
additional depreciation and amortization that would have been incurred assuming the fair value adjustments to property, plant and equipment and intangible assets reflected in the preliminary purchase price allocation above have been applied; and

•	we satisfied Navigator’s outstanding obligations under its revolving credit agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$439,933	$443,314	$937,317	$852,169
Net income	$21,211	$33,378	$63,659	$70,118

Basic and diluted net (loss) income per common unit	$(0.03)	$0.15	$0.16	$0.34

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The pro forma information for the three and six months ended June 30, 2017 includes transaction costs of approximately $14.0 million, which were directly attributable to the Navigator Acquisition. The pro forma information is unaudited and is not necessarily indicative of the results of operations that actually would have resulted had the Navigator Acquisition occurred on January 1, 2016 or that may result in the future.

4. DEBT

Issuance of 5.625% Senior Notes
On April 28, 2017, NuStar Logistics issued $550.0 million of 5.625% senior notes due April 28, 2027. We used the net proceeds of $543.3 million from the offering to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses. The interest on the 5.625% senior notes is payable semi-annually in arrears on April 28 and October 28 of each year beginning on October 28, 2017. The 5.625% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 5.625% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. The 5.625% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

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

Revolving Credit Agreement
During the six months ended June 30, 2017, the balance under our $1.5 billion five-year revolving credit agreement (the Revolving Credit Agreement) decreased by $74.2 million. The Revolving Credit Agreement matures on October 29, 2019 and bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2017, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.8%, and we had $764.8 million outstanding.

As of June 30, 2017, our consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.50-to-1.00 as a result of the Navigator Acquisition. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2017, letters of credit issued under the Revolving Credit Agreement totaled $7.7 million, and we had $727.5 million available for borrowing. We believe that we are in compliance with the covenants in the Revolving Credit Agreement as of June 30, 2017.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, an aggregate $365.4 million of tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 0.9% as of June 30, 2017. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the six months ended June 30, 2017, we did not receive any proceeds from the trustee, and as of June 30, 2017, the amount remaining in trust totaled $42.4 million.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at either the applicable commercial paper rate or the applicable bank rate, each as defined under the Receivables Financing Agreement. The Securitization Program has an initial termination date of June 15, 2018, with the option to renew for additional 364-day periods thereafter. As of June 30, 2017, $81.7 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $53.3 million as of June 30, 2017, which is included in “Current portion of long-term debt” on the consolidated balance sheet.

5. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We had an accrual of $1.7 million for contingent losses as of June 30, 2017 and none as of December 31, 2016. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$5,249	$—	$—	$5,249
Total	$5,249	$—	$—	$5,249
Liabilities:
Accrued liabilities:
Product imbalances	$(3,031)	$—	$—	$(3,031)
Commodity derivatives	(451)	—	—	(451)
Interest rate swaps	—	(6,392)	—	(6,392)
Other long-term liabilities:
Interest rate swaps	—	(2,867)	—	(2,867)
Total	$(3,482)	$(9,259)	$—	$(12,741)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,551	$—	$—	$1,551
Commodity derivatives	—	155	—	155
Other long-term assets, net:
Interest rate swaps	—	1,314	—	1,314
Total	$1,551	$1,469	$—	$3,020
Liabilities:
Accrued liabilities:
Product imbalances	$(1,577)	$—	$—	$(1,577)
Commodity derivatives	(4,887)	(165)	—	(5,052)
Other long-term liabilities:
Guarantee liability	—	—	(1,230)	(1,230)
Interest rate swaps	—	(2,632)	—	(2,632)
Total	$(6,464)	$(2,797)	$(1,230)	$(10,491)

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

The estimated fair values and carrying amounts of long-term debt, including the current portion, and the Axeon Term Loan were as follows:

	June 30, 2017	December 31, 2016
	Long-term Debt	Long-term Debt	Axeon Term Loan
	(Thousands of Dollars)
Fair value	$3,591,708	$3,084,762	$110,000
Carrying amount	$3,476,939	$3,014,364	$110,000

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of June 30, 2017 and December 31, 2016, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 2.3 million barrels and 4.7 million barrels as of June 30, 2017 and December 31, 2016, respectively. We had $0.3 million and $1.8 million of margin deposits as of June 30, 2017 and December 31, 2016, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$—	$1,314	$—	$—
Commodity contracts	Accrued liabilities	162	144	(188)	(3,566)
Interest rate swaps	Accrued liabilities	—	—	(6,392)	—
Interest rate swaps	Other long-term liabilities	—	—	(2,867)	(2,632)
Total		162	1,458	(9,447)	(6,198)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	—	265	—	(110)
Commodity contracts	Accrued liabilities	1,387	9,128	(1,812)	(10,758)
Total		1,387	9,393	(1,812)	(10,868)

Total Derivatives		$1,549	$10,851	$(11,259)	$(17,066)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	June 30, 2017	December 31, 2016
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$—	$155
Net amounts of liabilities presented in the consolidated balance sheets	$(451)	$(5,052)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, and that impact was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
Gain (loss) recognized in income on derivative	$364	$(5,792)	$2,461	$(6,804)
(Loss) gain recognized in income on hedged item	(313)	6,938	(2,147)	9,804
Gain recognized in income for ineffective portion	51	1,146	314	3,000

Derivatives Not Designated as Hedging Instruments:
Gain (loss) recognized in income on derivative	$52	$(724)	$(86)	$(4)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Loss recognized in other comprehensive income on derivative (effective portion)	$(7,980)	$(20,200)	$(7,941)	$(50,178)
Loss reclassified from AOCI into interest expense, net (effective portion)	$(1,729)	$(2,158)	$(3,528)	$(4,380)

As of June 30, 2017, we expect to reclassify a loss of $5.8 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

8. RELATED PARTY TRANSACTIONS

Employee Transfer from NuStar GP, LLC. On March 1, 2016, NuStar GP, LLC, the general partner of our general partner and a wholly owned subsidiary of NuStar GP Holdings, transferred and assigned to NuStar Services Company LLC (NuStar Services Co), a wholly owned subsidiary of NuStar Energy, all of NuStar GP, LLC’s employees and related benefit plans, programs, contracts and policies (the Employee Transfer). As a result of the Employee Transfer, we pay employee costs directly and sponsor the long-term incentive plan and other employee benefit plans. Please refer to Note 9 for a discussion of our employee benefit plans.

GP Services Agreement. Prior to the Employee Transfer, our operations were managed by NuStar GP, LLC under a services agreement effective January 1, 2008, pursuant to which employees of NuStar GP, LLC performed services for our U.S. operations. Employees of NuStar GP, LLC provided services to us and NuStar GP Holdings; therefore, we reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated to NuStar GP Holdings. For the six months ended June 30, 2016, we reimbursed NuStar GP, LLC $21.7 million and $10.5 million for operating expenses and general and administrative expenses, respectively.

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

9. EMPLOYEE BENEFIT PLANS

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of net periodic benefit costs for the Pension Plans and other postretirement benefits on a combined basis for periods prior to the Employee Transfer and after the Employee Transfer:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
	(Thousands of Dollars)
For the three months ended June 30:
Service cost	$2,239	$1,926	$113	$105
Interest cost	1,127	1,006	108	100
Expected return on assets	(1,602)	(1,351)	—	—
Amortization of prior service credit	(516)	(516)	(286)	(286)
Amortization of net loss	371	273	48	45
Net periodic benefit cost (income)	$1,619	$1,338	$(17)	$(36)

For the six months ended June 30:
Service cost	$4,478	$3,852	$226	$210
Interest cost	2,254	2,012	216	200
Expected return on assets	(3,205)	(2,703)	—	—
Amortization of prior service credit	(1,031)	(1,033)	(572)	(572)
Amortization of net loss	742	546	96	90
Net periodic benefit cost (income)	$3,238	$2,674	$(34)	$(72)

10. PARTNERS’ EQUITY

Amendment of Partnership Agreement
Our general partner amended and restated our partnership agreement in connection with the issuance of the Series B Preferred Units as described below and the Navigator Acquisition to waive up to an aggregate $22.0 million of the quarterly incentive distributions to our general partner for any NS common units issued from the date of the Acquisition Agreement (other than those attributable to NS common units issued under any equity compensation plan) for ten consecutive quarters, starting with the distributions for the second quarter of 2017.

Issuance of Common Units
On April 18, 2017, we issued 14,375,000 common units representing limited partner interests at a price of $46.35 per unit. We used the net proceeds from this offering of $657.5 million, including a contribution of $13.6 million from our general partner to maintain its 2% general partner interest, to fund a portion of the purchase price for the Navigator Acquisition.

Issuance of Series B Preferred Units
On April 28, 2017, we issued 15,400,000 of our Series B Preferred Units representing limited partner interests at a price of $25.00 per unit. We used the net proceeds of $371.8 million from the issuance of the Series B Preferred Units to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses.

Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable on the 15th day of each of March, June, September and December of each year (beginning on September 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate on the Series B Preferred Units to, but not including, June 15, 2022 is 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%. The Series B Preferred Units rank equal to our Series A Preferred Units and senior to our common units with respect to distribution rights and rights upon liquidation.

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

Partners’ Equity Activity
The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of January 1, 2017	$1,611,617
Net income	84,190
Unit-based compensation expense	2,564
Other comprehensive income	4,894
Distributions to partners	(230,902)
Issuance of preferred and common units, including contribution from general partner	1,029,257
Other	(571)
Balance as of June 30, 2017	$2,501,049

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2017	$(69,069)	$(22,258)	$(2,850)	$(94,177)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	10,072	(7,941)	—	2,131
Net gain on pension costs reclassified into operating expense	—	—	(572)	(572)
Net gain on pension costs reclassified into general and administrative expense	—	—	(193)	(193)
Net loss on cash flow hedges reclassified into interest expense, net	—	3,528	—	3,528
Other comprehensive income (loss)	10,072	(4,413)	(765)	4,894
Balance as of June 30, 2017	$(58,997)	$(26,671)	$(3,615)	$(89,283)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Percentage Data)
Net income attributable to NuStar Energy L.P.	$26,250	$52,517	$84,190	$109,918
Less preferred limited partner interest	9,950	—	14,763	—
Less general partner incentive distribution	10,912	10,805	23,824	21,610
Net income after general partner incentive distribution and preferred limited partner interest	5,388	41,712	45,603	88,308
General partner interest allocation	2%	2%	2%	2%
General partner interest allocation of net income	108	834	912	1,766
General partner incentive distribution	10,912	10,805	23,824	21,610
Net income applicable to general partner	$11,020	$11,639	$24,736	$23,376

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Distributions
General and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,302	$1,961	$4,645	$3,922
General partner incentive distribution	10,912	10,805	23,824	21,610
Total general partner distribution	13,214	12,766	28,469	25,532
Common limited partners’ distribution	101,869	85,285	203,782	170,570
Total cash distributions	$115,083	$98,051	$232,251	$196,102

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$2.190	$2.190

The following table summarizes information related to our quarterly cash distributions to our general partner and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2017 (a)	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on July 28, 2017.

Preferred Units. The following table summarizes information related to our quarterly cash distributions on our Series A and Series B Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
June 15, 2017 - September 14, 2017 (a)	$0.53125	$4,813	September 1, 2017	September 15, 2017
March 15, 2017 - June 14, 2017	$0.53125	$4,813	June 1, 2017	June 15, 2017
November 25, 2016 - March 14, 2017	$0.64930556	$5,883	March 1, 2017	March 15, 2017

Series B Preferred Units:
April 28, 2017 - September 14, 2017 (a)	$0.725434028	$11,172	September 1, 2017	September 15, 2017

(a)	The distribution was announced on July 28, 2017.

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

The following table details the calculation of net income per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$26,250	$52,517	$84,190	$109,918
Less: Distributions to general partner (including incentive distribution rights)	13,214	12,766	28,469	25,532
Less: Distributions to common limited partners	101,869	85,285	203,782	170,570
Less: Distributions to preferred limited partners	9,950	—	14,763	—
Less: Distribution equivalent rights to restricted units	712	657	1,427	1,319
Distributions in excess of earnings	$(99,495)	$(46,191)	$(164,251)	$(87,503)

Net income attributable to common units:
Distributions to common limited partners	$101,869	$85,285	$203,782	$170,570
Allocation of distributions in excess of earnings	(97,505)	(45,267)	(160,966)	(85,752)
Total	$4,364	$40,018	$42,816	$84,818

Basic weighted-average common units outstanding	90,345,469	77,886,219	84,526,506	77,886,148

Diluted common units outstanding:
Basic weighted-average common units outstanding	90,345,469	77,886,219	84,526,506	77,886,148
Effect of dilutive potential common units	—	53,060	—	57,554
Diluted weighted-average common units outstanding	90,345,469	77,939,279	84,526,506	77,943,702

Basic and diluted net income per common unit	$0.05	$0.52	$0.51	$1.09

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2017	2016
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$48,875	$(572)
Receivable from related party	231	—
Inventories	13,005	99
Other current assets	(2,388)	5,064
Increase (decrease) in current liabilities:
Accounts payable	(57,822)	(4,717)
Payable to related party, net	—	697
Accrued interest payable	6,234	(393)
Accrued liabilities	(14,703)	(12,321)
Taxes other than income tax	(3,094)	(348)
Income tax payable	(5,682)	(2,783)
Changes in current assets and current liabilities	$(15,344)	$(15,274)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	current assets and current liabilities acquired during the period;

•	the change in the amount accrued for capital expenditures; and

•	the effect of foreign currency translation.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2017	2016
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$70,119	$70,280
Cash paid for income taxes, net of tax refunds received	$9,556	$8,826

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Revenues:
Pipeline	$126,740	$121,575	$247,980	$240,448
Storage:
Third parties	154,830	146,367	298,318	292,751
Intersegment	3,729	5,507	7,672	11,522
Total storage	158,559	151,874	305,990	304,273
Fuels marketing	153,918	169,862	376,620	310,308
Consolidation and intersegment eliminations	(3,729)	(5,507)	(7,672)	(11,522)
Total revenues	$435,488	$437,804	$922,918	$843,507

Operating income:
Pipeline	$52,868	$63,552	$117,896	$127,817
Storage	56,049	51,063	109,808	108,076
Fuels marketing	289	1,392	5,429	619
Consolidation and intersegment eliminations	1	1	1	1
Total segment operating income	109,207	116,008	233,134	236,513
General and administrative expenses	33,604	22,657	58,199	46,442
Other depreciation and amortization expense	2,199	2,134	4,392	4,289
Total operating income	$73,404	$91,217	$170,543	$185,782

Total assets by reportable segment were as follows:

	June 30, 2017	December 31, 2016
	(Thousands of Dollars)
Pipeline	$3,458,700	$2,024,633
Storage	2,605,122	2,522,586
Fuels marketing	103,623	168,347
Total segment assets	6,167,445	4,715,566
Other partnership assets	191,879	314,979
Total consolidated assets	$6,359,324	$5,030,545

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

Condensed Consolidating Balance Sheets
June 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$867	$64	$—	$28,260	$—	$29,191
Receivables, net	—	93	—	147,541	—	147,634
Inventories	—	1,977	3,254	20,541	—	25,772
Other current assets	69	12,623	5,475	10,134	(36)	28,265
Intercompany receivable	—	3,088,723	—	—	(3,088,723)	—
Total current assets	936	3,103,480	8,729	206,476	(3,088,759)	230,862
Property, plant and equipment, net	—	1,911,890	578,504	1,656,939	—	4,147,333
Intangible assets, net	—	63,163	—	794,453	—	857,616
Goodwill	—	149,453	170,652	703,254	—	1,023,359
Investment in wholly owned subsidiaries	3,085,078	28,711	1,270,678	842,841	(5,227,308)	—
Deferred income tax asset	—	—	—	1,359	—	1,359
Other long-term assets, net	378	60,588	28,039	9,790	—	98,795
Total assets	$3,086,392	$5,317,285	$2,056,602	$4,215,112	$(8,316,067)	$6,359,324
Liabilities and Partners’ Equity
Accounts payable	$6,330	$21,064	$5,573	$59,701	$—	$92,668
Short-term debt	—	45,000	—	—	—	45,000
Current portion of long-term debt	—	350,021	—	53,054	—	403,075
Accrued interest payable	—	40,206	—	26	—	40,232
Accrued liabilities	720	19,929	11,434	23,903	—	55,986
Taxes other than income tax	8	5,867	3,819	7,015	—	16,709
Income tax payable	—	—	2	881	(36)	847
Intercompany payable	489,002	—	1,182,082	1,417,639	(3,088,723)	—
Total current liabilities	496,060	482,087	1,202,910	1,562,219	(3,088,759)	654,517
Long-term debt	—	3,073,864	—	—	—	3,073,864
Deferred income tax liability	—	1,862	13	20,988	—	22,863
Other long-term liabilities	—	43,538	10,973	52,520	—	107,031
Total partners’ equity	2,590,332	1,715,934	842,706	2,579,385	(5,227,308)	2,501,049
Total liabilities and partners’ equity	$3,086,392	$5,317,285	$2,056,602	$4,215,112	$(8,316,067)	$6,359,324

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$870	$5	$—	$35,067	$—	$35,942
Receivables, net	—	3,040	—	167,570	—	170,610
Inventories	—	2,216	2,005	33,724	—	37,945
Other current assets	61	120,350	1,829	10,446	—	132,686
Intercompany receivable	—	1,308,415	—	57,785	(1,366,200)	—
Total current assets	931	1,434,026	3,834	304,592	(1,366,200)	377,183
Property, plant and equipment, net	—	1,935,172	589,139	1,197,972	—	3,722,283
Intangible assets, net	—	71,033	—	56,050	—	127,083
Goodwill	—	149,453	170,652	376,532	—	696,637
Investment in wholly owned subsidiaries	1,964,736	34,778	1,221,717	874,649	(4,095,880)	—
Deferred income tax asset	—	—	—	2,051	—	2,051
Other long-term assets, net	1,255	63,586	28,587	11,880	—	105,308
Total assets	$1,966,922	$3,688,048	$2,013,929	$2,823,726	$(5,462,080)	$5,030,545
Liabilities and Partners’ Equity
Accounts payable	$2,436	$24,272	$7,124	$84,854	$—	$118,686
Short-term debt	—	54,000	—	—	—	54,000
Accrued interest payable	—	34,008	—	22	—	34,030
Accrued liabilities	1,070	7,118	10,766	41,531	—	60,485
Taxes other than income tax	125	6,854	3,253	5,453	—	15,685
Income tax payable	—	1,326	5	5,179	—	6,510
Intercompany payable	257,497	—	1,108,703	—	(1,366,200)	—
Total current liabilities	261,128	127,578	1,129,851	137,039	(1,366,200)	289,396
Long-term debt	—	2,956,338	—	58,026	—	3,014,364
Deferred income tax liability	—	1,862	13	20,329	—	22,204
Other long-term liabilities	—	34,358	9,436	49,170	—	92,964
Total partners’ equity	1,705,794	567,912	874,629	2,559,162	(4,095,880)	1,611,617
Total liabilities and partners’ equity	$1,966,922	$3,688,048	$2,013,929	$2,823,726	$(5,462,080)	$5,030,545

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$128,895	$50,577	$256,363	$(347)	$435,488
Costs and expenses	486	83,096	37,781	241,068	(347)	362,084
Operating (loss) income	(486)	45,799	12,796	15,295	—	73,404
Equity in earnings (loss) of subsidiaries	26,732	(7,177)	22,746	34,141	(76,442)	—
Interest income (expense), net	4	(46,390)	(1,401)	2,175	—	(45,612)
Other income, net	—	62	3	23	—	88
Income (loss) before income tax (benefit) expense	26,250	(7,706)	34,144	51,634	(76,442)	27,880
Income tax (benefit) expense	—	(365)	1	1,994	—	1,630
Net income (loss)	$26,250	$(7,341)	$34,143	$49,640	$(76,442)	$26,250

Comprehensive income (loss)	$26,250	$(13,592)	$34,143	$57,022	$(76,442)	$27,381

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$125,562	$58,129	$254,489	$(376)	$437,804
Costs and expenses	434	73,505	35,986	237,038	(376)	346,587
Operating (loss) income	(434)	52,057	22,143	17,451	—	91,217
Equity in earnings (loss) of subsidiaries	52,929	(2,203)	20,171	44,346	(115,243)	—
Interest (expense) income, net	—	(41,155)	2,026	549	4,351	(34,229)
Other income (expense), net	22	21	7	(251)	—	(201)
Income before income tax expense	52,517	8,720	44,347	62,095	(110,892)	56,787
Income tax expense	—	347	3	3,920	—	4,270
Net income	$52,517	$8,373	$44,344	$58,175	$(110,892)	$52,517

Comprehensive income (loss)	$52,517	$(9,669)	$44,344	$52,878	$(110,892)	$29,178

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$252,524	$102,818	$568,210	$(634)	$922,918
Costs and expenses	995	159,418	67,587	525,009	(634)	752,375
Operating (loss) income	(995)	93,106	35,231	43,201	—	170,543
Equity in earnings (loss) of subsidiaries	85,177	(6,067)	48,961	81,494	(209,565)	—
Interest income (expense), net	8	(83,304)	(2,705)	3,975	—	(82,026)
Other income, net	—	83	9	136	—	228
Income before income tax (benefit) expense	84,190	3,818	81,496	128,806	(209,565)	88,745
Income tax (benefit) expense	—	(34)	2	4,587	—	4,555
Net income	$84,190	$3,852	$81,494	$124,219	$(209,565)	$84,190

Comprehensive income (loss)	$84,190	$(561)	$81,494	$133,526	$(209,565)	$89,084

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Six Months Ended June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$252,140	$106,114	$485,965	$(712)	$843,507
Costs and expenses	952	142,396	67,001	448,088	(712)	657,725
Operating (loss) income	(952)	109,744	39,113	37,877	—	185,782
Equity in earnings (loss) of subsidiaries	110,851	(5,318)	45,454	88,089	(239,076)	—
Interest (expense) income, net	—	(80,787)	3,534	8,901	—	(68,352)
Other income (expense), net	22	22	(10)	(406)	—	(372)
Income before income tax expense	109,921	23,661	88,091	134,461	(239,076)	117,058
Income tax expense	3	693	5	6,439	—	7,140
Net income	$109,918	$22,968	$88,086	$128,022	$(239,076)	$109,918

Comprehensive income (loss)	$109,918	$(22,830)	$88,086	$135,703	$(239,076)	$71,801

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$225,566	$85,203	$45,790	$192,692	$(340,263)	$208,988
Cash flows from investing activities:
Capital expenditures	—	(19,639)	(5,588)	(83,622)	—	(108,849)
Change in accounts payable related to capital expenditures	—	(2,823)	(35)	9,709	—	6,851
Acquisitions	—	—	—	(1,476,719)	—	(1,476,719)
Proceeds from sale or disposition of assets	—	1,898	12	56	—	1,966
Investment in subsidiaries	(1,262,000)	—	—	(126)	1,262,126	—
Proceeds from Axeon term loan	—	110,000	—	—	—	110,000
Net cash (used in) provided by investing activities	(1,262,000)	89,436	(5,611)	(1,550,702)	1,262,126	(1,466,751)
Cash flows from financing activities:
Debt borrowings	—	1,536,761	—	65,400	—	1,602,161
Debt repayments	—	(1,625,739)	—	(70,500)	—	(1,696,239)
Note offering, net of issuance costs	—	543,313	—	—	—	543,313
Issuance of preferred units, net of issuance costs	371,802	—	—	—	—	371,802
Issuance of common units, net of issuance costs	643,858	—	—	—	—	643,858
General partner contribution	13,597	—	—	—	—	13,597
Distributions to preferred unitholders	(10,696)	(5,348)	(5,348)	(5,348)	16,044	(10,696)
Distributions to common unitholders and general partner	(216,139)	(108,070)	(108,069)	(108,080)	324,219	(216,139)
Contributions from affiliates	—	1,262,000	—	126	(1,262,126)	—
Net intercompany activity	236,622	(1,778,816)	73,237	1,468,957	—	—
Other, net	(2,613)	1,319	1	(1)	—	(1,294)
Net cash provided by (used in) financing activities	1,036,431	(174,580)	(40,179)	1,350,554	(921,863)	1,250,363
Effect of foreign exchange rate changes on cash	—	—	—	649	—	649
Net (decrease) increase in cash and cash equivalents	(3)	59	—	(6,807)	—	(6,751)
Cash and cash equivalents as of the beginning of the period	870	5	—	35,067	—	35,942
Cash and cash equivalents as of the end of the period	$867	$64	$—	$28,260	$—	$29,191

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$194,793	$58,160	$79,728	$201,026	$(318,674)	$215,033
Cash flows from investing activities:
Capital expenditures	—	(47,672)	(19,474)	(28,215)	—	(95,361)
Change in accounts payable related to capital expenditures	—	(12,230)	3,357	(3,801)	—	(12,674)
Net cash used in investing activities	—	(59,902)	(16,117)	(32,016)	—	(108,035)
Cash flows from financing activities:
Debt borrowings	—	610,504	—	17,400	—	627,904
Debt repayments	—	(532,992)	—	(14,200)	—	(547,192)
Distributions to common unitholders and general partner	(196,102)	(98,051)	(98,051)	(98,062)	294,164	(196,102)
Distributions to affiliates	—	—	—	(24,510)	24,510	—
Net intercompany activity	1,755	24,561	34,440	(60,756)	—	—
Other, net	(668)	(2,281)	—	(8,891)	—	(11,840)
Net cash (used in) provided by financing activities	(195,015)	1,741	(63,611)	(189,019)	318,674	(127,230)
Effect of foreign exchange rate changes on cash	—	—	—	4,389	—	4,389
Net decrease in cash and cash equivalents	(222)	(1)	—	(15,620)	—	(15,843)
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$663	$3	$—	$102,353	$—	$103,019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 11% common limited partner interest in us as of June 30, 2017. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Navigator Acquisition and Financing Transactions. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition), subject to customary adjustments at and following closing. In order to fund the purchase price, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. We collectively refer to the acquired assets as our Permian Crude System. The assets acquired are included in our pipeline segment. Please refer to Notes 3, 4 and 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

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

Pipeline. We own 3,140 miles of refined product pipelines and 1,830 miles of crude oil pipelines and gathering lines, as well as approximately 5.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,370 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which together comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.7 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

Fuels Marketing. Within our fuels marketing operations, we purchase refined petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our cost and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.

During the second quarter of 2017, we ceased marketing crude oil. Also, we began the process of exiting our heavy fuels trading operations, which we expect to complete in the third quarter of 2017. These decisions are in line with our goal of reducing our exposure to commodity margins, and instead focusing on our core, fee-based pipeline and storage segments. Going forward, the only operations remaining in our fuels marketing segment will be our bunkering operations at our St. Eustatius and Texas City terminals, as well as our butane blending operations on our East Pipeline.

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	economic factors, such as commodity price volatility that impact our fuels marketing segment and the drilling activity by our crude oil production customers; and

•
factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers.

Current Market Conditions
While the price of crude oil has recovered modestly since its sharp initial decline in 2015 and subsequent historic lows during 2016, energy industry experts currently expect crude oil prices to see only a modest price recovery, with some continued volatility, in the second half of 2017.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Change
	2017	2016
Statement of Income Data:
Revenues:
Service revenues	$283,700	$270,403	$13,297
Product sales	151,788	167,401	(15,613)
Total revenues	435,488	437,804	(2,316)

Costs and expenses:
Cost of product sales	144,479	157,617	(13,138)
Operating expenses	116,400	112,662	3,738
General and administrative expenses	33,604	22,657	10,947
Depreciation and amortization expense	67,601	53,651	13,950
Total costs and expenses	362,084	346,587	15,497

Operating income	73,404	91,217	(17,813)
Interest expense, net	(45,612)	(34,229)	(11,383)
Other income (expense), net	88	(201)	289
Income before income tax expense	27,880	56,787	(28,907)
Income tax expense	1,630	4,270	(2,640)
Net income	$26,250	$52,517	$(26,267)
Basic and diluted net income per common unit	$0.05	$0.52	$(0.47)
Basic weighted-average common units outstanding	90,345,469	77,886,219	12,459,250

Overview
Net income decreased $26.3 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to increased interest expense, increased general and administrative expenses and decreased segment operating income. Within segment operating income, decreased segment operating income from our pipeline and fuels marketing segments was partially offset by an increase in segment operating income from our storage segment.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2017	2016
Pipeline:
Refined products pipelines throughput (barrels/day)	531,529	538,996	(7,467)
Crude oil pipelines throughput (barrels/day)	558,182	399,372	158,810
Total throughput (barrels/day)	1,089,711	938,368	151,343
Throughput revenues	$126,740	$121,575	$5,165
Operating expenses	40,197	36,159	4,038
Depreciation and amortization expense	33,675	21,864	11,811
Segment operating income	$52,868	$63,552	$(10,684)
Storage:
Throughput (barrels/day)	337,518	727,857	(390,339)
Throughput terminal revenues	$22,122	$28,668	$(6,546)
Storage terminal revenues	136,437	123,206	13,231
Total revenues	158,559	151,874	6,685
Operating expenses	70,783	71,158	(375)
Depreciation and amortization expense	31,727	29,653	2,074
Segment operating income	$56,049	$51,063	$4,986
Fuels Marketing:
Product sales and other revenue	$153,918	$169,862	$(15,944)
Cost of product sales	147,013	160,557	(13,544)
Gross margin	6,905	9,305	(2,400)
Operating expenses	6,616	7,913	(1,297)
Segment operating income	$289	$1,392	$(1,103)
Consolidation and Intersegment Eliminations:
Revenues	$(3,729)	$(5,507)	$1,778
Cost of product sales	(2,534)	(2,940)	406
Operating expenses	(1,196)	(2,568)	1,372
Total	$1	$1	$—
Consolidated Information:
Revenues	$435,488	$437,804	$(2,316)
Cost of product sales	144,479	157,617	(13,138)
Operating expenses	116,400	112,662	3,738
Depreciation and amortization expense	65,402	51,517	13,885
Segment operating income	109,207	116,008	(6,801)
General and administrative expenses	33,604	22,657	10,947
Other depreciation and amortization expense	2,199	2,134	65
Consolidated operating income	$73,404	$91,217	$(17,813)

Pipeline
Total revenues increased $5.2 million and throughputs increased 151,343 barrels per day for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to:

•	an increase in revenues of $9.5 million and an increase in throughputs of 169,196 barrels per day resulting from our Permian Crude System acquired in the Navigator Acquisition;

•	an increase in revenues of $3.4 million and an increase in throughputs of 12,749 barrels per day on our East Pipeline due to the completion of various storage projects along the pipeline;

•	an increase in revenues of $1.7 million and an increase in throughputs of 29,610 barrels per day due to increased production at the refinery served by our McKee System pipelines; and

•
an increase in revenues of $1.4 million and an increase in throughputs of 24,619 barrels per day on our Ardmore System due to increased production at the refinery served by this system, as well as increased long-haul deliveries in 2017 due to the completion of a pipeline project in the third quarter of 2016.

These increases were partially offset by a decrease in revenues of $7.6 million and a decrease in throughputs of 33,410 barrels per day due to a turnaround in the second quarter of 2017 at the refinery served by the North Pipeline. Revenues decreased $2.8 million due to a decrease in throughputs of 47,447 barrels per day on our Eagle Ford System mainly due to reduced production in this sustained low crude oil price environment.

Operating expenses increased $4.0 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly as a result of our recently acquired Permian Crude System.

Depreciation and amortization expense increased $11.8 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly due to our acquisition of the Permian Crude System and the completion of various pipeline projects.

Storage
Beginning January 1, 2017, our agreements for our refinery crude storage tanks at Corpus Christi, TX, Texas City, TX and Benicia, CA changed from throughput-based to storage-based. Excluding the effect from the change to these agreements, throughput terminal revenues would have increased $2.7 million and throughputs would have increased 24,783 barrels per day for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Throughput terminal revenues increased $4.0 million due to an increase in throughputs of 34,659 barrels per day at our Corpus Christi North Beach terminal, mainly resulting from our acquisition of assets from Martin Operating Partnership L.P. in December 2016 (the Martin Terminal Acquisition). The benefit of the Martin Terminal Acquisition was partially offset by decreased revenues of $1.8 million and decreased throughputs of 35,103 barrels per day at our Paulsboro terminal as a customer diverted barrels to other terminals.

Excluding the effect of the change to the refinery storage tank agreements described above, storage terminal revenues would have increased $3.4 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to:

•	an increase in revenues of $2.8 million at our North East Terminals, mainly resulting from increased throughput and related handling fees, new customer contracts and higher reimbursable revenues;

•
an increase in revenues of $2.3 million at our St. Eustatius terminal, mainly due to new customer contracts and rate escalations, partially offset by decreased lower throughput and related handling fees; and

•	an increase in revenues of $2.2 million at our West Coast Terminals primarily due an increase in customer base and rate escalations.

These increases were partially offset by a decrease in revenues of $3.2 million at our Texas City terminal primarily due to a decrease in customer base and lower throughput and related handling fees.

Operating expenses remained flat for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly as a result of a decrease in maintenance expenses of $2.7 million, primarily at terminals in our northeast region, mostly offset by an increase in operating expenses of $2.6 million resulting from the Martin Terminal Acquisition.

Depreciation and amortization expense increased $2.1 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, as a result of the Martin Terminal Acquisition and the completion of various storage projects.

Fuels Marketing
Segment operating income decreased $1.1 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to lower gross margins from our bunker fuel operations, mainly at our St. Eustatius terminal.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $10.9 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to transaction costs related to the Navigator Acquisition.

Interest expense, net increased $11.4 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, mainly due to the issuance of $550.0 million of 5.625% senior notes in April 2017 and as a result of fees for a bridge loan commitment to potentially assist with the financing of the Navigator Acquisition. We did not enter into or borrow under the bridge loan. Interest expense also increased as a result of lower interest income due to the termination of the Axeon Term Loan in February 2017. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and related credit support.

Income tax expense decreased $2.6 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a reduction in withholding taxes related to certain of our foreign subsidiaries.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Six Months Ended June 30,		Change
	2017	2016
Statement of Income Data:
Revenues:
Service revenues	$550,162	$536,969	$13,193
Product sales	372,756	306,538	66,218
Total revenues	922,918	843,507	79,411

Costs and expenses:
Cost of product sales	352,285	286,607	65,678
Operating expenses	217,426	217,883	(457)
General and administrative expenses	58,199	46,442	11,757
Depreciation and amortization expense	124,465	106,793	17,672
Total costs and expenses	752,375	657,725	94,650

Operating income	170,543	185,782	(15,239)
Interest expense, net	(82,026)	(68,352)	(13,674)
Other income (expense), net	228	(372)	600
Income before income tax expense	88,745	117,058	(28,313)
Income tax expense	4,555	7,140	(2,585)
Net income	$84,190	$109,918	$(25,728)
Basic and diluted net income per common unit	$0.51	$1.09	$(0.58)
Basic weighted-average common units outstanding	84,526,506	77,886,148	6,640,358

Overview
Net income decreased $25.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to increased interest expense, increased general and administrative expenses and decreased segment operating income. Segment operating income decreased due to a decline in segment operating income generated by the pipeline segment that was only partially offset by increases in segment operating income generated by our fuels marketing and storage segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2017	2016
Pipeline:
Refined products pipelines throughput (barrels/day)	522,820	530,134	(7,314)
Crude oil pipelines throughput (barrels/day)	483,909	405,241	78,668
Total throughput (barrels/day)	1,006,729	935,375	71,354
Throughput revenues	$247,980	$240,448	$7,532
Operating expenses	73,271	69,163	4,108
Depreciation and amortization expense	56,813	43,468	13,345
Segment operating income	$117,896	$127,817	$(9,921)
Storage:
Throughput (barrels/day)	326,327	778,092	(451,765)
Throughput terminal revenues	$42,812	$58,068	$(15,256)
Storage terminal revenues	263,178	246,205	16,973
Total revenues	305,990	304,273	1,717
Operating expenses	132,922	137,161	(4,239)
Depreciation and amortization expense	63,260	59,036	4,224
Segment operating income	$109,808	$108,076	$1,732
Fuels Marketing:
Product sales and other revenue	$376,620	$310,308	$66,312
Cost of product sales	357,612	293,138	64,474
Gross margin	19,008	17,170	1,838
Operating expenses	13,579	16,551	(2,972)
Segment operating income	$5,429	$619	$4,810
Consolidation and Intersegment Eliminations:
Revenues	$(7,672)	$(11,522)	$3,850
Cost of product sales	(5,327)	(6,531)	1,204
Operating expenses	(2,346)	(4,992)	2,646
Total	$1	$1	$—
Consolidated Information:
Revenues	$922,918	$843,507	$79,411
Cost of product sales	352,285	286,607	65,678
Operating expenses	217,426	217,883	(457)
Depreciation and amortization expense	120,073	102,504	17,569
Segment operating income	233,134	236,513	(3,379)
General and administrative expenses	58,199	46,442	11,757
Other depreciation and amortization expense	4,392	4,289	103
Consolidated operating income	$170,543	$185,782	$(15,239)

Pipeline
Total revenues increased $7.5 million and total throughputs increased 71,354 barrels per day for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to:

•	an increase in revenues of $9.5 million and an increase in throughputs of 85,066 barrels per day from our recently acquired Permian Crude System;

•	an increase in revenues of $4.8 million and an increase in throughputs of 5,218 barrels per day on our Ammonia Pipeline mainly due to an early planting season resulting from warmer weather;

•	an increase in revenues of $4.6 million and an increase in throughputs of 3,201 barrels per day on our East Pipeline due to the completion of various storage projects along the pipeline; and

•	an increase in revenues of $2.2 million and an increase in throughputs of 17,838 barrels per day due to increased production at the refinery served by our McKee System pipelines.

These increases were partially offset by a decrease in revenues of $9.0 million and a decrease in throughputs of 17,875 barrels per day due to a turnaround in the second quarter of 2017 at the refinery served by the North Pipeline. Revenues decreased $5.5 million due to a decrease in throughputs of 32,641 barrels per day on our Eagle Ford System mainly due to reduced production in this sustained low crude oil price environment.

Operating expenses increased $4.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to our acquisition of the Permian Crude System.

Depreciation and amortization expense increased $13.3 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to our acquisition of the Permian Crude System and the completion of various pipeline projects.

Storage
Beginning January 1, 2017, our agreements for our refinery crude storage tanks at Corpus Christi, TX, Texas City, TX and Benicia, CA changed from throughput-based to storage-based. Excluding the effect from the change to these agreements, throughput terminal revenues would have increased $4.4 million and throughputs would have increased 9,133 barrels per day for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Throughput terminal revenues increased $8.0 million due to an increase in throughputs of 28,955 barrels per day at our Corpus Christi North Beach terminal, mainly resulting from the Martin Terminal Acquisition. Revenues also increased $0.7 million and throughputs increased 19,187 barrels per day at our McKee System terminals due to new customer contracts. These increases in revenues and throughputs were partially offset by decreased revenues of $3.4 million and decreased throughputs of 32,694 barrels per day at our Paulsboro terminal as a customer diverted barrels to other terminals.

Excluding the effect of the change to the refinery storage tank agreements described above, storage terminal revenues would have decreased $2.6 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Revenues decreased $6.3 million at our Texas City terminals due to a decrease in customer base, lower reimbursable revenues and lower throughput and related handling fees. Revenues also decreased $3.3 million at our Point Tupper terminal mainly resulting from a decrease in customer base. These revenue decreases were partially offset by higher revenues of $6.3 million at our North East Terminals, mainly resulting from new customer contracts and rate escalations, as well as increased throughput and related handling fees.

Operating expenses decreased $4.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to:

•	a decrease of $3.1 million in reimbursable expenses, mainly at our Texas City terminals, consistent with the decrease in reimbursable revenues at Texas City;

•	a decrease of $3.0 million in maintenance expenses primarily at terminals in our northeast region and at our Point Tupper terminal; and

•	a decrease of $1.9 million in compensation expenses resulting from changes in our revenue agreements for our crude refinery storage tanks and lower employee benefit costs.

These decreases were partially offset by increased operating expenses of $4.7 million as a result of the Martin Terminal Acquisition.

Depreciation and amortization expense increased $4.2 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, as a result of the Martin Terminal Acquisition and the completion of various storage projects.

Fuels Marketing
Segment operating income increased $4.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a reduction in losses of $7.3 million from our fuel oil trading operations due to improved gross margins and lower operating expenses. This improvement was partially offset by a decrease in segment operating income of $1.6 million from our bunker fuel operations, mainly due to lower gross margins at our St. Eustatius terminal.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $11.8 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to transaction costs related to the Navigator Acquisition.

Interest expense, net increased $13.7 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, mainly due to the issuance of $550.0 million of 5.625% senior notes in April 2017 and as a result of fees for a bridge loan commitment to potentially assist with the financing of the Navigator Acquisition. We did not enter into or borrow under the bridge loan. Interest expense also increased as a result of lower interest income due to the termination of the Axeon Term Loan in February 2017. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and related credit support.

Income tax expense decreased $2.6 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a reduction in withholding taxes related to certain of our foreign subsidiaries.

TRENDS AND OUTLOOK
Our business model is strategically diversified for stability, as well as growth: we provide a broad array of services to a diverse customer base in sectors across the energy industry with our portfolio of assets positioned in geographic markets around the globe. We believe this approach serves to both protect our results, even through challenging economic conditions, and position us for continued growth.

We believe that the fact that we provide both storage and pipeline services, for crude and refined products, to customers across the country and around the world, offers some insulation from the impact of commodity market price fluctuations on our results of operations. Since higher crude oil prices have tended to benefit our producer customers, high prices have also correlated with increased demand for our crude oil pipeline services. On the other hand, lower crude oil prices, when coupled with an industry expectation of higher prices in the future, or a contango market, has historically correlated with increased demand from trading companies for our storage services. In the locations at which our assets are integrated physically with the refineries the assets serve, we believe the results generated by those assets depend to a greater degree on each refinery’s continuing need to receive, store and transport the crude and refined products than on crude or refined product prices.

The Navigator Acquisition broadened our geographic footprint and marked our entry into the Permian Basin, one of the fastest-growing basins in the United States. The Permian Basin currently represents approximately forty percent of all onshore rig activity in the United States, and rig count growth in the Permian continues to outpace all other domestic shale plays. In addition, our Permian Crude System is located in the most economic and highest growth counties in the basin, with some of the lowest break-even values in the United States, and offers our customers access to multiple downstream end-markets. We believe this system provides a strong growth platform in the most prolific basin in the United States.

While the addition of the Permian Crude System to our asset portfolio could increase the impact of crude oil prices on our results of operations, we believe that our contracts, many of which are long-term, take-or-pay arrangements for committed storage or throughput capacity, should continue to help to blunt the impact of volatility of crude oil prices on our results of operations. For example, although our assets in the Eagle Ford region have experienced lower throughputs as producers slowed production in the wake of the crude oil price downturn, the fact that we have minimum volume throughput contracts, which have terms extending into mid-2018 and beyond, with large, creditworthy customers has limited the negative impact of that slowdown on our results of operations. In addition to acreage dedication agreements for over 500,000 acres, the Permian Crude System’s contracts include several long-term ship-or-pay contracts with minimum volume commitments from, as well as storage contracts with, creditworthy customers, which should serve as a buffer for our results of operations from declines in Permian Basin production.

In order to fund the purchase price for the Navigator Acquisition, we issued common units and a new series of preferred units, as well as long-term debt, which increased our common and preferred unit distributions and interest expense. However, we also expect the acquisition to increase earnings and volumes in our pipeline segment over the remainder of 2017, mainly due to the approximately 92,000 barrels per day ship-or-pay volume commitments we acquired with the Permian Crude System.

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

For 2017, we expect an increase in total cash distributed to our unitholders and higher interest costs due to our issuances in April 2017 of (i) 14,375,000 common units, (ii) 15,400,000 of 7.625% Series B Preferred Units and (iii) $550.0 million of 5.625% senior notes. See below for additional discussion of these equity and debt issuances. However, we expect cash flow from operations, combined with a portion of the proceeds from the termination of the Axeon Term Loan of $110.0 million to cover our distribution and reliability capital requirements for 2017.

Cash Flows for the Six Months Ended June 30, 2017 and 2016
The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
	2017	2016
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$208,988	$215,033
Investing activities	(1,466,751)	(108,035)
Financing activities	1,250,363	(127,230)
Effect of foreign exchange rate changes on cash	649	4,389
Net decrease in cash and cash equivalents	$(6,751)	$(15,843)

Net cash provided by operating activities for the six months ended June 30, 2017 was $209.0 million, compared to $215.0 million for the six months ended June 30, 2016, primarily due to lower net income in 2017. See “Working Capital Requirements” below for a discussion of changes in working capital.

For the six months ended June 30, 2017, net cash provided by operating activities and a portion of the proceeds from the termination of the Axeon Term Loan of $110.0 million were used to fund our distributions to unitholders and our general partner in the aggregate amount of $226.8 million and reliability capital expenditures of $15.4 million. The remaining proceeds from the termination of the Axeon Term Loan and the proceeds from debt borrowings, net of repayments, were used to fund our strategic capital expenditures of $93.4 million. Proceeds from our debt and equity issuances of approximately $1.5 billion were used to fund the purchase price of the Navigator Acquisition.

For the six months ended June 30, 2016, net cash provided by operating activities was used to fund our distributions to unitholders and our general partner in the aggregate amount of $196.1 million and reliability capital expenditures of

$17.3 million. The proceeds from debt borrowings, net of repayments, and cash on hand were used to fund our strategic capital expenditures.

Revolving Credit Agreement
As of June 30, 2017, our consolidated debt coverage ratio (as defined in our revolving credit agreement) cannot exceed 5.50-to-1.00. The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under our revolving credit agreement to an amount less than the total amount available for borrowing. As of June 30, 2017, our consolidated debt coverage ratio was 4.6x, and we had $727.5 million available for borrowing. Letters of credit issued under our revolving credit agreement totaled $7.7 million as of June 30, 2017. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on our revolving credit agreement.

Other Sources of Liquidity
Other sources of liquidity as of June 30, 2017 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.4 million remaining in the trust as of June 30, 2017, supported by $370.2 million in letters of credit;

•
a $125.0 million receivables financing agreement between NuStar Energy, NuStar Finance LLC and third-party lenders (the Receivables Financing Agreement), with the amount available for borrowing based on the availability of eligible receivables and other customary factors and conditions; and

•	two short-term line of credit agreements with an uncommitted borrowing capacity of up to $60.0 million, with $45.0 million of borrowings outstanding as of June 30, 2017.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of June 30, 2017, we had no letters of credit issued under the LOC Agreement. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Issuance of Common Units
On April 18, 2017, we issued 14,375,000 common units representing limited partner interests at a price of $46.35 per unit. We used the net proceeds from this offering of $657.5 million, including a contribution of $13.6 million from our general partner to maintain its 2% general partner interest, to fund a portion of the purchase price for the Navigator Acquisition. Beginning with the distribution earned for the second quarter of 2017, our general partner will not receive incentive distributions with respect to these common units. Our general partner amended and restated our partnership agreement to waive up to an aggregate $22.0 million of the quarterly incentive distributions to our general partner for any NS common units issued from the date of the Acquisition Agreement (other than those attributable to NS common units issued under any equity compensation plan) for ten consecutive quarters. Please refer to Note 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Issuance of Series B Preferred Units
On April 28, 2017, we issued 15,400,000 of our Series B Preferred Units representing limited partner interests at a price of $25.00 per unit. We used the net proceeds of $371.8 million from the issuance of the Series B Preferred Units to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses. Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable on the 15th day of each of March, June, September and December of each year (beginning on September 15, 2017) to holders of record on the first day of each payment month. The initial distribution rate on the Series B Preferred Units to, but not including, June 15, 2022 is 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%. Please refer to Note 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Issuance of 5.625% Senior Notes
On April 28, 2017, NuStar Logistics issued $550.0 million of 5.625% senior notes due April 28, 2027. We used the net proceeds of $543.3 million from the offering to fund a portion of the purchase price for the Navigator Acquisition and to pay related fees and expenses. The interest on the 5.625% senior notes is payable semi-annually in arrears on April 28 and October 28 of each year beginning on October 28, 2017. The 5.625% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 5.625% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2017:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2017	$93,447	$15,402	$108,849
2016	$78,039	$17,322	$95,361

Expected for the year ended December 31, 2017 (a)	$ 380,000 - 420,000	$ 35,000 - 55,000	$ 415,000 - 475,000
(a) Excludes the Navigator Acquisition.

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

Distributions
General and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,302	$1,961	$4,645	$3,922
General partner incentive distribution	10,912	10,805	23,824	21,610
Total general partner distribution	13,214	12,766	28,469	25,532
Common limited partners’ distribution	101,869	85,285	203,782	170,570
Total cash distributions	$115,083	$98,051	$232,251	$196,102

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$2.190	$2.190

Distribution payments to our general and common limited partners are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions to our general and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2017 (a)	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on July 28, 2017.

Preferred Units. The following table summarizes information related to our quarterly cash distributions on our Series A and Series B Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
June 15, 2017 - September 14, 2017 (a)	$0.53125	$4,813	September 1, 2017	September 15, 2017
March 15, 2017 - June 14, 2017	$0.53125	$4,813	June 1, 2017	June 15, 2017
November 25, 2016 - March 14, 2017	$0.64930556	$5,883	March 1, 2017	March 15, 2017

Series B Preferred Units:
April 28, 2017 - September 14, 2017 (a)	$0.725434028	$11,172	September 1, 2017	September 15, 2017

(a)	The distribution was announced on July 28, 2017.

Debt Obligations
As of June 30, 2017, we were a party to the following debt agreements:

•	Revolving credit agreement due October 29, 2019, with $764.8 million of borrowings outstanding as of June 30, 2017;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and 7.625% subordinated notes due January 15, 2043 with a face value of $402.5 million.

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreements with $45.0 million of borrowings outstanding as of June 30, 2017; and

•	Receivables Financing Agreement due June 15, 2018, with $53.3 million of borrowings outstanding as of June 30, 2017.

Management believes that, as of June 30, 2017, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.
Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to our debt:

	Standard & Poor’s Ratings Services	Moody’s Investor Service Inc.	Fitch, Inc.

Ratings	BB+	Ba1	BB
Outlook	Stable	Negative	Stable

Following the announcement of the Navigator Acquisition, Standard & Poor’s Ratings Services and Fitch, Inc. affirmed their ratings and outlook, and Moody’s Investor Service Inc. (Moody’s) announced that it was reviewing NuStar Energy and NuStar Logistics for a downgrade. Following their review in the second quarter, Moody’s affirmed their rating and changed their outlook to “Negative.” The change in outlook had no impact on the interest rates payable on the 7.65% senior notes due 2018 or the revolving credit agreement, which are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies, but are not impacted by a change in the outlook.

Interest Rate Swaps
As of June 30, 2017 and December 31, 2016, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of June 30, 2017 and December 31, 2016, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
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

Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	June 30, 2017
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$1,202,500	$2,302,500	$2,407,522
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.1%	6.2%
Variable-rate	$—	$53,300	$764,821	$—	$—	$365,440	$1,183,561	$1,184,186
Weighted-average interest rate	—	2.1%	2.8%	—	—	0.9%	2.2%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$652,500	$1,752,500	$1,821,261
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.5%	6.4%
Variable-rate	$—	$58,400	$838,992	$—	$—	$365,440	$1,262,832	$1,263,501
Weighted-average interest rate	—	1.6%	2.5%	—	—	0.7%	1.9%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate		Fair Value
June 30, 2017	December 31, 2016	Period of Hedge	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
(Thousands of Dollars)					(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	2.6%	$(6,392)	$(1,333)
250,000	250,000	09/2020 - 09/2030	2.8%	2.8%	(2,867)	15
$600,000	$600,000		2.7%	2.7%	$(9,259)	$(1,318)

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
The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 7 of Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	June 30, 2017
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	7	$61.64	N/A	$4
Futures – short:
(refined products)	65	N/A	$59.91	$(154)
Swaps – long:
(refined products)	60	$41.10	N/A	$158
Swaps – short:
(refined products)	101	N/A	$43.39	$(34)

Economic Hedges and Other Derivatives:
Futures – short:
(refined products)	5	N/A	$59.79	$(13)
Swaps – long:
(refined products)	337	$42.52	N/A	$486
Swaps – short:
(refined products)	339	N/A	$42.17	$(608)

Total fair value of open positions exposed to commodity price risk				$(161)

	December 31, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	47	$55.53	N/A	$2
Futures – short:
(crude oil and refined products)	107	N/A	$58.79	$(243)
Swaps – long:
(refined products)	84	$45.99	N/A	$141
Swaps – short:
(refined products)	573	N/A	$41.87	$(3,322)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	18	$72.06	N/A	$10
Futures – short:
(crude oil and refined products)	9	N/A	$71.88	$(7)
Swaps – long:
(refined products)	869	$42.20	N/A	$4,737
Swaps – short:
(refined products)	874	N/A	$41.40	$(5,459)
Forward purchase contracts:
(crude oil)	310	$52.78	N/A	$499
Forward sales contracts:
(crude oil)	310	N/A	$52.76	$(507)

Total fair value of open positions exposed to commodity price risk				$(4,149)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

2.01
Membership Interest Purchase and Sale Agreement, dated April 11, 2017, by and between NuStar Logistics, L.P., NuStar Energy L.P. and FR Navigator Holdings LLC (incorporated by reference to Exhibit 2.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 11, 2017 (File No. 001-16417))

3.01
Fifth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of April 28, 2017 (incorporated by reference to Exhibit 3.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

4.01
Eighth Supplemental Indenture, dated as of April 28, 2017, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, and Wells Fargo Bank, National Association, as Successor Trustee (incorporated by reference to Exhibit 4.4 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-16417))

10.01
Ninth Amendment to Letter of Credit Agreement, dated as of April 17, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.03 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 001-16417))

*10.02
Maturity Extension Letter (Amendment No. 4) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 13, 2017 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent

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
August 8, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 8, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 8, 2017