Form 10-Q
period 2017-09-30
NuStar Energy L.P.
filed 2017-11-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2017 was 93,032,836.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,615	$35,942
Accounts receivable, net of allowance for doubtful accounts of $7,807 and $7,756 as of September 30, 2017 and December 31, 2016, respectively	152,074	170,293
Receivable from related party	81	317
Inventories	23,297	37,945
Other current assets	24,805	132,686
Total current assets	233,872	377,183
Property, plant and equipment, at cost	6,073,194	5,435,278
Accumulated depreciation and amortization	(1,885,045)	(1,712,995)
Property, plant and equipment, net	4,188,149	3,722,283
Intangible assets, net	797,339	127,083
Goodwill	1,095,943	696,637
Deferred income tax asset	1,070	2,051
Other long-term assets, net	102,395	105,308
Total assets	$6,418,768	$5,030,545
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$97,854	$118,686
Short-term debt	68,000	54,000
Current portion of long-term debt	350,007	—
Accrued interest payable	41,811	34,030
Accrued liabilities	60,466	60,485
Taxes other than income tax	19,940	15,685
Income tax payable	2,989	6,510
Total current liabilities	641,067	289,396
Long-term debt	3,232,599	3,014,364
Deferred income tax liability	23,166	22,204
Other long-term liabilities	102,074	92,964
Commitments and contingencies (Note 5)
Partners’ equity:
Series A preferred limited partners (9,060,000 preferred units outstanding as of September 30, 2017 and December 31, 2016)	218,307	218,400
Series B preferred limited partners (15,400,000 preferred units outstanding as of September 30, 2017)	371,613	—
Common limited partners (93,032,099 and 78,616,228 common units outstanding as of September 30, 2017 and December 31, 2016, respectively)	1,873,382	1,455,642
General partner	39,953	31,752
Accumulated other comprehensive loss	(83,393)	(94,177)
Total partners’ equity	2,419,862	1,611,617
Total liabilities and partners’ equity	$6,418,768	$5,030,545
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Service revenues	$295,102	$277,758	$845,264	$814,727
Product sales	145,464	163,660	518,220	470,198
Total revenues	440,566	441,418	1,363,484	1,284,925
Costs and expenses:
Cost of product sales	138,078	155,129	490,363	441,736
Operating expenses:
Third parties	116,590	117,432	334,016	313,634
Related party	—	—	—	21,681
Total operating expenses	116,590	117,432	334,016	335,315
General and administrative expenses:
Third parties	25,003	26,957	83,202	62,906
Related party	—	—	—	10,493
Total general and administrative expenses	25,003	26,957	83,202	73,399
Depreciation and amortization expense	69,178	53,946	193,643	160,739
Total costs and expenses	348,849	353,464	1,101,224	1,011,189
Operating income	91,717	87,954	262,260	273,736
Interest expense, net	(45,256)	(35,022)	(127,282)	(103,374)
Other (expense) income, net	(5,126)	362	(4,898)	(10)
Income before income tax expense	41,335	53,294	130,080	170,352
Income tax expense	2,743	2,153	7,298	9,293
Net income	$38,592	$51,141	$122,782	$161,059

Basic and diluted net income per common unit (Note 11)	$0.15	$0.49	$0.65	$1.58
Basic weighted-average common units outstanding	93,031,320	78,031,053	87,392,597	77,934,802
Diluted weighted-average common units outstanding	93,031,320	78,062,889	87,392,597	77,981,299

Comprehensive income	$44,482	$48,652	$133,566	$120,453
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$122,782	$161,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	193,643	160,739
Unit-based compensation expense	7,437	4,820
Amortization of debt related items	4,677	5,762
Loss (gain) from sale or disposition of assets	4,920	(14)
Deferred income tax (benefit) expense	(106)	2,989
Changes in current assets and current liabilities (Note 12)	(17,671)	(12,477)
Other, net	(4,667)	(8,329)
Net cash provided by operating activities	311,015	314,549
Cash Flows from Investing Activities:
Capital expenditures	(220,617)	(145,414)
Change in accounts payable related to capital expenditures	13,272	(15,504)
Proceeds from sale or disposition of assets	2,023	—
Proceeds from Axeon term loan	110,000	—
Acquisitions	(1,461,719)	—
Net cash used in investing activities	(1,557,041)	(160,918)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	1,223,204	523,982
Proceeds from short-term debt borrowings	748,000	462,000
Proceeds from note offering, net of issuance costs	543,313	—
Long-term debt repayments	(1,204,739)	(410,750)
Short-term debt repayments	(734,000)	(539,000)
Proceeds from issuance of preferred units, net of issuance costs	371,802	—
Proceeds from issuance of common units, net of issuance costs	643,858	27,710
Contributions from general partner	13,597	575
Distributions to preferred unitholders	(26,681)	—
Distributions to common unitholders and general partner	(331,222)	(294,153)
Increase (decrease) in cash book overdrafts	1,564	(12,181)
Other, net	(6,634)	(1,418)
Net cash provided by (used in) financing activities	1,242,062	(243,235)
Effect of foreign exchange rate changes on cash	1,637	3,404
Net decrease in cash and cash equivalents	(2,327)	(86,200)
Cash and cash equivalents as of the beginning of the period	35,942	118,862
Cash and cash equivalents as of the end of the period	$33,615	$32,662
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 11% common limited partner interest in us as of September 30, 2017.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
Hurricane Activity. In the third quarter of 2017, parts of the Caribbean and Gulf of Mexico experienced three major hurricanes. Several of our facilities were affected by the hurricanes, with the main impact at our St. Eustatius terminal, which was temporarily shut down. We recorded a $5.0 million loss in “Other (expense) income, net” in the condensed consolidated statements of comprehensive income in the third quarter of 2017 for property damage at our St. Eustatius terminal, which represents the amount of our deductible under our insurance policy. Additionally, we incurred approximately $0.7 million of operating expenses to repair minor property damage at several of our domestic terminals. The shutdown of the St. Eustatius terminal also caused lower revenues for our bunker fuel operations in our fuels marketing segment and lower throughput and associated handling fees in our storage segment. We are still evaluating the extent of property damage at our St. Eustatius terminal, as well as the interruption to our operations; therefore, we are unable to estimate the total impact from the hurricanes at this time. However, we expect that losses incurred above our deductible amount will be covered by our insurance policies.

Navigator Acquisition and Financing Transactions. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. Please refer to Notes 3, 4 and 10 for further discussion.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2017 and 2016 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Derivatives and Hedging
In August 2017, the Financial Accounting Standards Board (FASB) issued amended guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amended guidance also makes certain targeted improvements to simplify the application of current hedge accounting guidance. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Certain of the new requirements should be applied prospectively while others should be applied using a modified retrospective transition method. We currently expect to adopt the amended guidance on January 1, 2019 and are assessing the impact of this amended guidance on our financial position, results of operations and disclosures. We plan to provide additional information about the expected financial impact at a future date.

Unit-Based Payments
In May 2017, the FASB issued amended guidance that clarifies when a change to the terms and conditions of a unit-based payment award is accounted for as a modification. Under the amended guidance, an entity will apply modification accounting if the value, vesting or classification of the unit-based payment award changes. The guidance is effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied prospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

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

Statement of Cash Flows
In August 2016, the FASB issued amended guidance that clarifies how entities should present certain cash receipts and cash payments on the statement of cash flows, including, but not limited to, debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We will adopt these provisions January 1, 2018, and we do not expect the guidance to have a material impact on our statements of cash flows or disclosures.

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

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard. In August 2015, the FASB deferred the effective date by one year. The standard is now effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. Early adoption is permitted, but not before the original effective date. The FASB has subsequently issued several updates that amend and/or clarify the new revenue recognition standard. We expect to complete implementation of the new revenue recognition standard by the end of 2017. We currently expect to adopt the new guidance using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of retained earnings, in the first quarter of 2018. Based on our analysis completed to date, we do not believe the standard will significantly impact the amount or timing of revenues recognized under the vast majority of our revenue contracts; however, we are continuing to evaluate the impact of this new guidance on our financial position and results of operations. We also intend to provide additional disclosures as required by the new standard, which we are currently assessing.

3. ACQUISITIONS

Navigator Acquisition
On April 11, 2017, we entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion. We closed on the Navigator Acquisition on May 4, 2017 and funded the purchase price with the net proceeds of the equity and debt issuances described in Notes 4 and 10. We acquired crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas consisting of: (i) more than 500 miles of crude oil gathering and transportation pipelines with approximately 92,000 barrels per day ship-or-pay volume commitments and deliverability of approximately 412,000 barrels per day; (ii) a pipeline gathering system with more than 200 connected producer tank batteries capable of more than 400,000 barrels per day of pumping capacity covering over 500,000 dedicated acres with fixed fee contracts; and (iii) approximately 1.0 million barrels of crude oil storage capacity with 440,000 barrels contracted to third parties. We collectively refer to the acquired assets as our Permian Crude System. The assets acquired are included in our pipeline segment.

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

We accounted for the Navigator Acquisition using the acquisition method. The fair value estimates of the assets acquired and liabilities assumed are based on preliminary assumptions, pending the completion of an independent appraisal and other evaluations as information becomes available to us. The following table reflects the preliminary purchase price allocation as of September 30, 2017:

Preliminary Purchase Price Allocation
(Thousands of Dollars)
Accounts receivable	$4,747
Other current assets	2,436
Property, plant and equipment, net	376,690
Intangible assets (a)	700,000
Goodwill (b)	399,306
Other long-term assets, net	2,125
Current liabilities	(23,585)
Preliminary purchase price allocation, net of cash acquired	$1,461,719

(a)	Intangible assets, which consist of customer contracts and relationships, are expected to be amortized over a weighted average period of 20 years.

(b)
The goodwill acquired represents the expected benefit from entering new geographic areas and the anticipated opportunities to generate future cash flows from the assets acquired and potential future projects.

In the third quarter of 2017, goodwill increased by approximately $70.0 million due to valuation adjustments to property, plant and equipment and intangible assets. These adjustments had an immaterial effect on our results of operations. The values used in the purchase price allocation above and estimated useful lives are preliminary and subject to change after we finalize our review of the specific types, nature and condition of Navigator’s property, plant and equipment and intangible assets, and pending the completion of an independent appraisal. A change in the value used for property, plant and equipment or intangible assets may be significant and would cause a corresponding increase or decrease in goodwill.

The condensed consolidated statements of comprehensive income include the results of operations for Navigator commencing on May 4, 2017. The table below presents certain financial information included on the condensed consolidated statements of comprehensive income related to the Navigator Acquisition:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Thousands of Dollars)
Permian Crude System:
Revenues	$15,663	$25,142
Operating income (loss)	$1,050	$(2,374)

Transaction costs:
General and administrative expenses	$169	$10,359
Interest expense, net	—	3,688
Total transaction costs	$169	$14,047

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unaudited pro forma information for the three and nine months ended September 30, 2017 and 2016 presented below combines the historical financial information for Navigator and the Partnership for those periods. The information assumes we completed the Navigator Acquisition on January 1, 2016 and the following:

•	we issued approximately 14.4 million common units;

•	we received a contribution from our general partner of $13.6 million to maintain its 2% interest;

•	we issued 15.4 million Series B Preferred Units;

•	we issued $550.0 million of 5.625% senior notes;

•
additional depreciation and amortization that would have been incurred assuming the fair value adjustments to property, plant and equipment and intangible assets reflected in the preliminary purchase price allocation above; and

•	we satisfied Navigator’s outstanding obligations under its revolving credit agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (a)	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
Revenues	$440,566	$449,250	$1,377,883	$1,301,419
Net income	$38,592	$34,417	$102,251	$104,535

Basic and diluted net income per common unit	$0.15	$0.16	$0.31	$0.50
(a) Represents actual results of operations.

The pro forma information for the nine months ended September 30, 2017 includes transaction costs of approximately $14.0 million, which were directly attributable to the Navigator Acquisition. The pro forma information is unaudited and is not necessarily indicative of the results of operations that would have resulted had the Navigator Acquisition occurred on January 1, 2016 or that may result in the future.

4. DEBT

Revolving Credit Agreement
On August 22, 2017, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to extend the maturity date from October 29, 2019 to October 29, 2020, and to increase the borrowing capacity from $1.50 billion to $1.75 billion. The Revolving Credit Agreement was also amended to increase the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) from 5.00-to-1.00 to 5.50-to-1.00 through the rolling period ending March 31, 2018. Subsequently, the maximum allowed consolidated debt coverage ratio may not exceed 5.00-to-1.00 for any rolling period ending on or after June 30, 2018. If we complete one or more acquisitions for aggregate net consideration of at least $50.0 million, our maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods.

The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2017, letters of credit issued under the Revolving Credit Agreement totaled $7.7 million, and we had $863.8 million available for borrowing. We believe that we are in compliance with the covenants in the Revolving Credit Agreement as of September 30, 2017.

During the nine months ended September 30, 2017, the balance under the Revolving Credit Agreement increased by $39.4 million. The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2017, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.9%, and we had $878.4 million outstanding.

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

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued, pursuant to the Gulf Opportunity Zone Act of 2005, an aggregate $365.4 million of tax-exempt revenue bonds (the GoZone Bonds) associated with our St. James, Louisiana terminal expansions. The GoZone Bonds bear interest based on a weekly tax-exempt bond market interest rate, and interest is paid monthly. The weighted-average interest rate was 1.0% as of September 30, 2017. Following the issuances, the proceeds were deposited with a trustee and are disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. We include the amount remaining in trust in “Other long-term assets, net,” and we include the amount of bonds issued in “Long-term debt” on the consolidated balance sheets. For the nine months ended September 30, 2017, we did not receive any proceeds from the trustee, and as of September 30, 2017, the amount remaining in trust totaled $42.5 million.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Finance’s sole business consists of purchasing receivables from NuStar Energy’s wholly owned subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

On September 20, 2017, the Securitization Program was amended to add certain of NuStar Energy’s wholly owned subsidiaries resulting from the Navigator Acquisition and to extend the Securitization Program’s scheduled termination date from June 15, 2018 to September 20, 2020, with the option to renew for additional 364-day periods thereafter. Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. As of September 30, 2017, $98.6 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $46.1 million as of September 30, 2017, which is included in “Long-term debt” on the consolidated balance sheet.

5. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We had an accrual of $1.6 million for contingent losses as of September 30, 2017 and none as of December 31, 2016. The amount that will ultimately be paid may differ from the recorded accruals, and the timing of such payments is uncertain. In addition, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$6,960	$—	$—	$6,960
Liabilities:
Accrued liabilities:
Product imbalances	$(2,164)	$—	$—	$(2,164)
Commodity derivatives	(791)	—	—	(791)
Interest rate swaps	—	(7,280)	—	(7,280)
Other long-term liabilities:
Interest rate swaps	—	(4,043)	—	(4,043)
Total	$(2,955)	$(11,323)	$—	$(14,278)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$1,551	$—	$—	$1,551
Commodity derivatives	—	155	—	155
Other long-term assets, net:
Interest rate swaps	—	1,314	—	1,314
Total	$1,551	$1,469	$—	$3,020
Liabilities:
Accrued liabilities:
Product imbalances	$(1,577)	$—	$—	$(1,577)
Commodity derivatives	(4,887)	(165)	—	(5,052)
Other long-term liabilities:
Guarantee liability	—	—	(1,230)	(1,230)
Interest rate swaps	—	(2,632)	—	(2,632)
Total	$(6,464)	$(2,797)	$(1,230)	$(10,491)

Product Imbalances. Since we value our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date, we include these product imbalances in Level 1 of the fair value hierarchy.

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these items in Level 1 of the fair value hierarchy. We also had derivative instruments for which we determined fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments, and we included these derivative instruments in Level 2 of the fair value hierarchy. See Note 7 for a discussion of our derivative instruments.

Interest Rate Swaps. Because we estimate the fair value of our forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, we include these interest rate swaps in Level 2 of the fair value hierarchy.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantees. In 2014, we sold our remaining 50% ownership interest in Axeon and agreed to provide them with credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million. As of December 31, 2016, we provided guarantees totaling $54.1 million, and one guarantee that did not specify a maximum amount. Our estimate of the fair value was based on significant inputs not observable in the market and thus fell within Level 3 of the fair value hierarchy. In conjunction with the termination of the Axeon Term Loan on February 22, 2017 discussed in the following section, our obligation to provide credit support to Axeon ceased.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt, approximate their carrying amounts.

The estimated fair values and carrying amounts of long-term debt, including the current portion, and the Axeon Term Loan were as follows:

	September 30, 2017	December 31, 2016
	Long-term Debt	Long-term Debt	Axeon Term Loan
	(Thousands of Dollars)
Fair value	$3,694,877	$3,084,762	$110,000
Carrying amount	$3,582,606	$3,014,364	$110,000

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
Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of September 30, 2017 and December 31, 2016, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commodity Price Risk
We are exposed to market risks related to the volatility of petroleum product prices. In order to reduce the risk of commodity price fluctuations with respect to our petroleum product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify, and we designate, as fair value hedges. Derivatives that are intended to hedge our commodity price risk, but fail to qualify as fair value or cash flow hedges, are considered economic hedges, and we record associated gains and losses in net income. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors. We ceased marketing crude oil in the second quarter of 2017 and exited our heavy fuels trading operations in the third quarter of 2017, thereby reducing our overall hedging activity.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 1.1 million barrels and 4.7 million barrels as of September 30, 2017 and December 31, 2016, respectively. We had $0.3 million and $1.8 million of margin deposits as of September 30, 2017 and December 31, 2016, respectively.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$—	$1,314	$—	$—
Commodity contracts	Accrued liabilities	18	144	(2)	(3,566)
Interest rate swaps	Accrued liabilities	—	—	(7,280)	—
Interest rate swaps	Other long-term liabilities	—	—	(4,043)	(2,632)
Total		18	1,458	(11,325)	(6,198)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Other current assets	—	265	—	(110)
Commodity contracts	Accrued liabilities	655	9,128	(1,462)	(10,758)
Total		655	9,393	(1,462)	(10,868)

Total Derivatives		$673	$10,851	$(12,787)	$(17,066)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	September 30, 2017	December 31, 2016
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$—	$155
Net amounts of liabilities presented in the consolidated balance sheets	$(791)	$(5,052)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, and that impact was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
(Loss) gain recognized in income on derivative	$(1,134)	$558	$1,327	$(6,246)
Gain (loss) recognized in income on hedged item	1,111	329	(1,036)	10,134
(Loss) gain recognized in income for ineffective portion	$(23)	$887	$291	$3,888

Derivatives Not Designated as Hedging Instruments:
Loss recognized in income on derivative	$(132)	$(153)	$(218)	$(157)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Loss recognized in other comprehensive income on derivative (effective portion)	$(2,064)	$(2,035)	$(10,005)	$(52,213)
Loss reclassified from AOCI into interest expense, net (effective portion)	$(1,584)	$(2,011)	$(5,112)	$(6,391)

As of September 30, 2017, we expect to reclassify a loss of $5.5 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

GP Services Agreement. Prior to the Employee Transfer, our operations were managed by NuStar GP, LLC under a services agreement effective January 1, 2008, pursuant to which employees of NuStar GP, LLC performed services for our U.S. operations. Employees of NuStar GP, LLC provided services to us and NuStar GP Holdings; therefore, we reimbursed NuStar GP, LLC for all employee costs incurred prior to the Employee Transfer, other than the expenses allocated to NuStar GP Holdings. For the nine months ended September 30, 2016, we reimbursed NuStar GP, LLC $21.7 million and $10.5 million for operating expenses and general and administrative expenses, respectively.

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

The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that provides eligible U.S. employees with retirement income as calculated under a cash balance formula. The NuStar Excess Pension Plan (the Excess Pension Plan) is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. The Pension Plan and Excess Pension Plan are collectively referred to as the Pension Plans. In September 2017, we contributed $11.0 million to the Pension Plans.

We also sponsor a contributory medical benefits plan for U.S. employees that retired prior to April 1, 2014. For employees that retire on or after April 1, 2014, we provide partial reimbursement for eligible third-party health care premiums.

The following table summarizes the components of net periodic benefit cost (income) for the Pension Plans and other postretirement benefits on a combined basis for periods prior to the Employee Transfer and after the Employee Transfer:

	Pension Plans		Other Postretirement Benefits
	2017	2016	2017	2016
	(Thousands of Dollars)
For the three months ended September 30:
Service cost	$2,239	$1,926	$115	$105
Interest cost	1,127	1,006	107	100
Expected return on assets	(1,603)	(1,353)	—	—
Amortization of prior service credit	(515)	(516)	(286)	(286)
Amortization of net loss	371	273	47	45
Net periodic benefit cost (income)	$1,619	$1,336	$(17)	$(36)

For the nine months ended September 30:
Service cost	$6,717	$5,778	$341	$315
Interest cost	3,381	3,018	323	300
Expected return on assets	(4,808)	(4,056)	—	—
Amortization of prior service credit	(1,546)	(1,549)	(858)	(858)
Amortization of net loss	1,113	819	143	135
Net periodic benefit cost (income)	$4,857	$4,010	$(51)	$(108)

10. PARTNERS’ EQUITY

Amendment of Partnership Agreement
In the second quarter of 2017, our general partner amended and restated our partnership agreement in connection with the issuance of the Series B Preferred Units as described below and the Navigator Acquisition to waive up to an aggregate $22.0 million of the quarterly incentive distributions to our general partner for any NS common units issued from the date of the Acquisition Agreement (other than those attributable to NS common units issued under any equity compensation plan) for ten consecutive quarters, starting with the distributions for the second quarter of 2017.

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

Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable on the 15th day of each of March, June, September and December of each year to holders of record on the first day of each payment month. The initial distribution rate on the Series B Preferred Units to, but not including, June 15, 2022 is 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%. The Series B Preferred Units rank equal to our Series A Preferred Units and senior to our common units with respect to distribution rights and rights upon liquidation.

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

Partners’ Equity Activity
The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of January 1, 2017	$1,611,617
Net income	122,782
Unit-based compensation	4,164
Other comprehensive income	10,784
Distributions to partners	(358,138)
Issuance of preferred and common units, including contribution from general partner	1,029,257
Other	(604)
Balance as of September 30, 2017	$2,419,862

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2017	$(69,069)	$(22,258)	$(2,850)	$(94,177)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	16,825	(10,005)	—	6,820
Net gain on pension costs reclassified into operating expense	—	—	(858)	(858)
Net gain on pension costs reclassified into general and administrative expense	—	—	(290)	(290)
Net loss on cash flow hedges reclassified into interest expense, net	—	5,112	—	5,112
Other comprehensive income (loss)	16,825	(4,893)	(1,148)	10,784
Balance as of September 30, 2017	$(52,244)	$(27,151)	$(3,998)	$(83,393)

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

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Percentage Data)
Net income attributable to NuStar Energy L.P.	$38,592	$51,141	$122,782	$161,059
Less preferred limited partner interest	12,153	—	26,916	—
Less general partner incentive distribution	10,912	10,890	34,736	32,500
Net income after general partner incentive distribution and preferred limited partner interest	15,527	40,251	61,130	128,559
General partner interest allocation	2%	2%	2%	2%
General partner interest allocation of net income	311	805	1,223	2,571
General partner incentive distribution	10,912	10,890	34,736	32,500
Net income applicable to general partner	$11,223	$11,695	$35,959	$35,071

Cash Distributions
General Partner and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,302	$1,976	$6,947	$5,898
General partner incentive distribution	10,912	10,890	34,736	32,500
Total general partner distribution	13,214	12,866	41,683	38,398
Common limited partners’ distribution	101,870	85,943	305,652	256,513
Total cash distributions	$115,084	$98,809	$347,335	$294,911

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$3.285	$3.285

The following table summarizes information related to our quarterly cash distributions to our general partner and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2017 (a)	$1.095	$115,084	November 9, 2017	November 14, 2017
June 30, 2017	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on October 18, 2017.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preferred Units. The following table summarizes information related to our quarterly cash distributions on our Series A and Series B Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
September 15, 2017 - December 14, 2017 (a)	$0.53125	$4,813	December 1, 2017	December 15, 2017
June 15, 2017 - September 14, 2017	$0.53125	$4,813	September 1, 2017	September 15, 2017
March 15, 2017 - June 14, 2017	$0.53125	$4,813	June 1, 2017	June 15, 2017
November 25, 2016 - March 14, 2017	$0.64930556	$5,883	March 1, 2017	March 15, 2017

Series B Preferred Units:
September 15, 2017 - December 14, 2017 (a)	$0.47657	$7,339	December 1, 2017	December 15, 2017
April 28, 2017 - September 14, 2017	$0.725434028	$11,172	September 1, 2017	September 15, 2017

(a)	The distribution was announced on October 18, 2017.

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

The following table details the calculation of net income per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$38,592	$51,141	$122,782	$161,059
Less: Distributions to general partner (including incentive distribution rights)	13,214	12,866	41,683	38,398
Less: Distributions to common limited partners	101,870	85,943	305,652	256,513
Less: Distributions to preferred limited partners	12,153	—	26,916	—
Less: Distribution equivalent rights to restricted units	707	650	2,134	1,969
Distributions in excess of earnings	$(89,352)	$(48,318)	$(253,603)	$(135,821)

Net income attributable to common units:
Distributions to common limited partners	$101,870	$85,943	$305,652	$256,513
Allocation of distributions in excess of earnings	(87,565)	(47,351)	(248,531)	(133,103)
Total	$14,305	$38,592	$57,121	$123,410

Basic weighted-average common units outstanding	93,031,320	78,031,053	87,392,597	77,934,802

Diluted common units outstanding:
Basic weighted-average common units outstanding	93,031,320	78,031,053	87,392,597	77,934,802
Effect of dilutive potential common units	—	31,836	—	46,497
Diluted weighted-average common units outstanding	93,031,320	78,062,889	87,392,597	77,981,299

Basic and diluted net income per common unit	$0.15	$0.49	$0.65	$1.58

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$24,538	$(15,200)
Receivable from related party	236	—
Inventories	15,497	3,767
Other current assets	1,176	4,809
Increase (decrease) in current liabilities:
Accounts payable	(52,910)	7,706
Payable to related party, net	—	806
Accrued interest payable	7,829	(6,672)
Accrued liabilities	(10,702)	(7,477)
Taxes other than income tax	279	3,670
Income tax payable	(3,614)	(3,886)
Changes in current assets and current liabilities	$(17,671)	$(12,477)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	current assets and current liabilities acquired during the period;

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation; and

•	changes in the fair values of our interest rate swap agreements.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$112,335	$112,796
Cash paid for income taxes, net of tax refunds received	$10,090	$9,873

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars)
Revenues:
Pipeline	$137,426	$122,481	$385,406	$362,929
Storage:
Third parties	155,677	152,746	453,995	445,497
Intersegment	2,394	5,021	10,066	16,543
Total storage	158,071	157,767	464,061	462,040
Fuels marketing	147,463	166,191	524,083	476,499
Consolidation and intersegment eliminations	(2,394)	(5,021)	(10,066)	(16,543)
Total revenues	$440,566	$441,418	$1,363,484	$1,284,925

Operating income (loss):
Pipeline	$61,119	$58,922	$179,015	$186,739
Storage	59,323	58,420	169,131	166,496
Fuels marketing	(1,532)	(337)	3,897	282
Consolidation and intersegment eliminations	(1)	(1)	—	—
Total segment operating income	118,909	117,004	352,043	353,517
General and administrative expenses	25,003	26,957	83,202	73,399
Other depreciation and amortization expense	2,189	2,093	6,581	6,382
Total operating income	$91,717	$87,954	$262,260	$273,736

Total assets by reportable segment were as follows:

	September 30, 2017	December 31, 2016
	(Thousands of Dollars)
Pipeline	$3,451,302	$2,024,633
Storage	2,665,426	2,522,586
Fuels marketing	104,140	168,347
Total segment assets	6,220,868	4,715,566
Other partnership assets	197,900	314,979
Total consolidated assets	$6,418,768	$5,030,545

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

Condensed Consolidating Balance Sheets
September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$894	$28	$—	$32,693	$—	$33,615
Receivables, net	—	114	—	152,041	—	152,155
Inventories	—	1,733	6,580	14,984	—	23,297
Other current assets	118	9,378	5,405	9,904	—	24,805
Intercompany receivable	—	3,183,871	—	—	(3,183,871)	—
Total current assets	1,012	3,195,124	11,985	209,622	(3,183,871)	233,872
Property, plant and equipment, net	—	1,904,510	582,390	1,701,249	—	4,188,149
Intangible assets, net	—	60,886	—	736,453	—	797,339
Goodwill	—	149,453	170,652	775,838	—	1,095,943
Investment in wholly owned subsidiaries	2,992,907	24,152	1,291,487	816,809	(5,125,355)	—
Deferred income tax asset	—	—	—	1,070	—	1,070
Other long-term assets, net	378	65,393	27,782	8,842	—	102,395
Total assets	$2,994,297	$5,399,518	$2,084,296	$4,249,883	$(8,309,226)	$6,418,768
Liabilities and Partners’ Equity
Accounts payable	$2,201	$24,752	$13,812	$57,089	$—	$97,854
Short-term debt	—	68,000	—	—	—	68,000
Current portion of long-term debt	—	350,007	—	—	—	350,007
Accrued interest payable	—	41,780	—	31	—	41,811
Accrued liabilities	822	19,980	10,527	29,137	—	60,466
Taxes other than income tax	63	7,551	4,922	7,404	—	19,940
Income tax payable	—	704	3	2,282	—	2,989
Intercompany payable	487,956	—	1,228,444	1,467,471	(3,183,871)	—
Total current liabilities	491,042	512,774	1,257,708	1,563,414	(3,183,871)	641,067
Long-term debt	—	3,186,908	—	45,691	—	3,232,599
Deferred income tax liability	—	1,862	13	21,291	—	23,166
Other long-term liabilities	—	48,605	9,895	43,574	—	102,074
Total partners’ equity	2,503,255	1,649,369	816,680	2,575,913	(5,125,355)	2,419,862
Total liabilities and partners’ equity	$2,994,297	$5,399,518	$2,084,296	$4,249,883	$(8,309,226)	$6,418,768

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$127,980	$58,871	$253,854	$(139)	$440,566
Costs and expenses	332	77,668	38,709	232,279	(139)	348,849
Operating (loss) income	(332)	50,312	20,162	21,575	—	91,717
Equity in earnings (loss) of subsidiaries	38,896	(4,558)	20,809	39,508	(94,655)	—
Interest income (expense), net	28	(46,247)	(1,455)	2,418	—	(45,256)
Other income (expense), net	—	57	(8)	(5,175)	—	(5,126)
Income (loss) before income tax expense	38,592	(436)	39,508	58,326	(94,655)	41,335
Income tax expense	—	115	1	2,627	—	2,743
Net income (loss)	$38,592	$(551)	$39,507	$55,699	$(94,655)	$38,592

Comprehensive income (loss)	$38,592	$(1,031)	$39,507	$62,069	$(94,655)	$44,482

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$131,696	$53,158	$256,925	$(361)	$441,418
Costs and expenses	252	79,443	37,957	236,173	(361)	353,464
Operating (loss) income	(252)	52,253	15,201	20,752	—	87,954
Equity in earnings (loss) of subsidiaries	51,397	(44)	25,819	43,205	(120,377)	—
Interest (expense) income, net	—	(43,832)	2,165	6,645	—	(35,022)
Other (expense) income, net	(4)	378	(8)	(4)	—	362
Income before income tax expense (benefit)	51,141	8,755	43,177	70,598	(120,377)	53,294
Income tax expense (benefit)	—	588	(29)	1,594	—	2,153
Net income	$51,141	$8,167	$43,206	$69,004	$(120,377)	$51,141

Comprehensive income	$51,141	$8,143	$43,206	$66,539	$(120,377)	$48,652

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$380,504	$161,689	$822,064	$(773)	$1,363,484
Costs and expenses	1,327	237,086	106,296	757,288	(773)	1,101,224
Operating (loss) income	(1,327)	143,418	55,393	64,776	—	262,260
Equity in earnings (loss) of subsidiaries	124,073	(10,625)	69,770	121,002	(304,220)	—
Interest income (expense), net	36	(129,551)	(4,160)	6,393	—	(127,282)
Other income (expense), net	—	140	1	(5,039)	—	(4,898)
Income before income tax expense	122,782	3,382	121,004	187,132	(304,220)	130,080
Income tax expense	—	81	3	7,214	—	7,298
Net income	$122,782	$3,301	$121,001	$179,918	$(304,220)	$122,782

Comprehensive income (loss)	$122,782	$(1,592)	$121,001	$195,595	$(304,220)	$133,566

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$383,836	$159,272	$742,890	$(1,073)	$1,284,925
Costs and expenses	1,204	221,839	104,958	684,261	(1,073)	1,011,189
Operating (loss) income	(1,204)	161,997	54,314	58,629	—	273,736
Equity in earnings (loss) of subsidiaries	162,248	(5,362)	71,273	131,294	(359,453)	—
Interest (expense) income, net	—	(124,619)	5,699	15,546	—	(103,374)
Other income (expense), net	18	400	(18)	(410)	—	(10)
Income before income tax expense (benefit)	161,062	32,416	131,268	205,059	(359,453)	170,352
Income tax expense (benefit)	3	1,281	(24)	8,033	—	9,293
Net income	$161,059	$31,135	$131,292	$197,026	$(359,453)	$161,059

Comprehensive income (loss)	$161,059	$(14,687)	$131,292	$202,242	$(359,453)	$120,453

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$355,864	$128,395	$72,711	$290,917	$(536,872)	$311,015
Cash flows from investing activities:
Capital expenditures	—	(34,964)	(18,138)	(167,515)	—	(220,617)
Change in accounts payable related to capital expenditures	—	(1,223)	4,445	10,050	—	13,272
Proceeds from sale or disposition of assets	—	1,947	17	59	—	2,023
Investment in subsidiaries	(1,262,000)	—	—	(126)	1,262,126	—
Proceeds from Axeon term loan	—	110,000	—	—	—	110,000
Acquisitions	—	—	—	(1,461,719)	—	(1,461,719)
Net cash (used in) provided by investing activities	(1,262,000)	75,760	(13,676)	(1,619,251)	1,262,126	(1,557,041)
Cash flows from financing activities:
Debt borrowings	—	1,901,504	—	69,700	—	1,971,204
Note offering, net of issuance costs	—	543,313	—	—	—	543,313
Debt repayments	—	(1,856,739)	—	(82,000)	—	(1,938,739)
Issuance of preferred units, net of issuance costs	371,802	—	—	—	—	371,802
Issuance of common units, net of issuance costs	643,858	—	—	—	—	643,858
General partner contribution	13,597	—	—	—	—	13,597
Distributions to preferred unitholders	(26,681)	(13,340)	(13,341)	(13,342)	40,023	(26,681)
Distributions to common unitholders and general partner	(331,222)	(165,611)	(165,611)	(165,627)	496,849	(331,222)
Contributions from affiliates	—	1,262,000	—	126	(1,262,126)	—
Net intercompany activity	238,172	(1,873,773)	119,917	1,515,684	—	—
Other, net	(3,366)	(1,486)	—	(218)	—	(5,070)
Net cash provided by (used in) financing activities	906,160	(204,132)	(59,035)	1,324,323	(725,254)	1,242,062
Effect of foreign exchange rate changes on cash	—	—	—	1,637	—	1,637
Net increase (decrease) in cash and cash equivalents	24	23	—	(2,374)	—	(2,327)
Cash and cash equivalents as of the beginning of the period	870	5	—	35,067	—	35,942
Cash and cash equivalents as of the end of the period	$894	$28	$—	$32,693	$—	$33,615

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2016
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$292,572	$97,253	$118,436	$281,544	$(475,256)	$314,549
Cash flows from investing activities:
Capital expenditures	—	(53,491)	(43,329)	(48,594)	—	(145,414)
Change in accounts payable related to capital expenditures	—	(15,086)	2,645	(3,063)	—	(15,504)
Investment in subsidiaries	—	—	(212,900)	—	212,900	—
Net cash used in investing activities	—	(68,577)	(253,584)	(51,657)	212,900	(160,918)
Cash flows from financing activities:
Debt borrowings	—	965,082	—	20,900	—	985,982
Debt repayments	—	(918,550)	—	(31,200)	—	(949,750)
Issuance of common units, net of issuance costs	27,710	—	—	—	—	27,710
General partner contribution	575	—	—	—	—	575
Distributions to common unitholders and general partner	(294,153)	(147,076)	(147,077)	(147,093)	441,246	(294,153)
Contributions from affiliates	—	—	—	178,890	(178,890)	—
Net intercompany activity	(25,372)	75,165	282,226	(332,019)	—	—
Other, net	(1,406)	(3,298)	(1)	(8,894)	—	(13,599)
Net cash (used in) provided by financing activities	(292,646)	(28,677)	135,148	(319,416)	262,356	(243,235)
Effect of foreign exchange rate changes on cash	—	—	—	3,404	—	3,404
Net decrease in cash and cash equivalents	(74)	(1)	—	(86,125)	—	(86,200)
Cash and cash equivalents as of the beginning of the period	885	4	—	117,973	—	118,862
Cash and cash equivalents as of the end of the period	$811	$3	$—	$31,848	$—	$32,662

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 11% common limited partner interest in us as of September 30, 2017. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Hurricane Activity. In the third quarter of 2017, parts of the Caribbean and Gulf of Mexico experienced three major hurricanes. Several of our facilities were affected by the hurricanes, with the main impact at our St. Eustatius terminal, which was temporarily shut down. We recorded a $5.0 million loss in “Other (expense) income, net” in the condensed consolidated statements of comprehensive income in the third quarter of 2017 for property damage at our St. Eustatius terminal, which represents the amount of our deductible under our insurance policy. Additionally, we incurred approximately $0.7 million of operating expenses to repair minor property damage at several of our domestic terminals. The shutdown of the St. Eustatius terminal also caused lower revenues for our bunker fuel operations in our fuels marketing segment and lower throughput and associated handling fees in our storage segment. We are still evaluating the extent of property damage at our St. Eustatius terminal, as well as the interruption to our operations; therefore, we are unable to estimate the total impact from the hurricanes at this time. However, we expect that losses incurred above our deductible amount will be covered by our insurance policies.

Navigator Acquisition and Financing Transactions. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). In order to fund the purchase price, we issued 14,375,000 common units for net proceeds of $657.5 million, issued $550.0 million of 5.625% senior notes for net proceeds of $543.3 million and issued 15,400,000 of our 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (Series B Preferred Units) for net proceeds of $371.8 million. We collectively refer to the acquired assets as our Permian Crude System. The assets acquired are included in our pipeline segment. Please refer to Notes 3, 4 and 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Axeon Term Loan. On February 22, 2017, we settled and terminated the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan), pursuant to which we also provided credit support, such as guarantees, letters of credit and cash collateral, as applicable, of up to $125.0 million to Axeon Specialty Products, LLC (Axeon). We received $110.0 million in settlement of the Axeon Term Loan, and our obligation to provide ongoing credit support to Axeon ceased. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Axeon Term Loan and credit support.

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

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom (UK), with approximately 84.7 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues).

Fuels Marketing. Within our fuels marketing operations, we purchase petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations.

We ceased marketing crude oil in the second quarter of 2017 and exited our heavy fuels trading operations in the third quarter of 2017. These actions are in line with our goal of reducing our exposure to commodity margins, and instead focusing on our core, fee-based pipeline and storage segments. Going forward, the only operations remaining in our fuels marketing segment will be our bunkering operations at our St. Eustatius and Texas City terminals, as well as our butane blending operations.

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

Current Market Conditions
The price of crude oil has recovered only modestly since its sharp initial decline in 2014 and subsequent historic lows during 2015 and 2016. This year, global supply and demand have moved into balance, which seems to have reduced crude price volatility, but crude prices remain stalled at approximately 50% of their 2014 levels. Most energy industry experts now project only modest price recovery through the end of 2018.

Increases or decreases in the price of crude oil affect sectors across the energy industry, including our customers in crude oil production, refining and trading, in different ways at different points in any given price cycle. For example, U.S. crude oil producers reduced their capital spending relatively early in this sustained low price cycle, which reduced drilling activity and lowered production, particularly in shale play regions with higher relative drilling costs. As this cycle has continued, producers focused their trimmed-back spending on the most capital-efficient regions, such as, notably, the Permian Basin. Refiners, on the other hand, have benefitted from lower crude oil prices, to the extent they have been able to take advantage of the combination of lower feedstock prices, especially those positioned for healthy regional demand for their refined products; however, as refined product inventories increase, refiners are incentivized to reduce their production levels, which in turn may reduce their ability to benefit from low crude prices. Crude oil traders focus less on the current market commodity price than on whether that price is higher or lower than future market prices: if the future price for a product is believed to be higher than the current market price, or a “contango market,” traders are more likely to purchase and store products to sell in the future at the higher price. On the other hand, when the current price of crude oil nears or exceeds the expected future market price, or “backwardation,” as is currently the case, traders are no longer incentivized to purchase and store product for future sale.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Change
	2017	2016
Statement of Income Data:
Revenues:
Service revenues	$295,102	$277,758	$17,344
Product sales	145,464	163,660	(18,196)
Total revenues	440,566	441,418	(852)

Costs and expenses:
Cost of product sales	138,078	155,129	(17,051)
Operating expenses	116,590	117,432	(842)
General and administrative expenses	25,003	26,957	(1,954)
Depreciation and amortization expense	69,178	53,946	15,232
Total costs and expenses	348,849	353,464	(4,615)

Operating income	91,717	87,954	3,763
Interest expense, net	(45,256)	(35,022)	(10,234)
Other (expense) income, net	(5,126)	362	(5,488)
Income before income tax expense	41,335	53,294	(11,959)
Income tax expense	2,743	2,153	590
Net income	$38,592	$51,141	$(12,549)
Basic and diluted net income per common unit	$0.15	$0.49	$(0.34)
Basic weighted-average common units outstanding	93,031,320	78,031,053	15,000,267

Overview
Net income decreased $12.5 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to increased interest expense and other expense, net, which were partially offset by a slight increase in segment operating income.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2017	2016
Pipeline:
Refined products pipelines throughput (barrels/day)	527,148	536,509	(9,361)
Crude oil pipelines throughput (barrels/day)	679,721	384,359	295,362
Total throughput (barrels/day)	1,206,869	920,868	286,001
Throughput revenues	$137,426	$122,481	$14,945
Operating expenses	41,463	41,331	132
Depreciation and amortization expense	34,844	22,228	12,616
Segment operating income	$61,119	$58,922	$2,197
Storage:
Throughput (barrels/day)	294,544	810,470	(515,926)
Throughput terminal revenues	$21,120	$30,239	$(9,119)
Storage terminal revenues	136,951	127,528	9,423
Total revenues	158,071	157,767	304
Operating expenses	66,603	69,722	(3,119)
Depreciation and amortization expense	32,145	29,625	2,520
Segment operating income	$59,323	$58,420	$903
Fuels Marketing:
Product sales and other revenue	$147,463	$166,191	$(18,728)
Cost of product sales	140,110	157,567	(17,457)
Gross margin	7,353	8,624	(1,271)
Operating expenses	8,885	8,961	(76)
Segment operating loss	$(1,532)	$(337)	$(1,195)
Consolidation and Intersegment Eliminations:
Revenues	$(2,394)	$(5,021)	$2,627
Cost of product sales	(2,032)	(2,438)	406
Operating expenses	(361)	(2,582)	2,221
Total	$(1)	$(1)	$—
Consolidated Information:
Revenues	$440,566	$441,418	$(852)
Cost of product sales	138,078	155,129	(17,051)
Operating expenses	116,590	117,432	(842)
Depreciation and amortization expense	66,989	51,853	15,136
Segment operating income	118,909	117,004	1,905
General and administrative expenses	25,003	26,957	(1,954)
Other depreciation and amortization expense	2,189	2,093	96
Consolidated operating income	$91,717	$87,954	$3,763

Pipeline
Total revenues increased $14.9 million and throughputs increased 286,001 barrels per day for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to:

•	an increase in revenues of $15.7 million and an increase in throughputs of 282,145 barrels per day resulting from our Permian Crude System acquired in the Navigator Acquisition;

•
an increase in revenues of $1.9 million and an increase in throughputs of 4,998 barrels per day due to maintenance downtime in 2016 on a portion of the Ammonia Pipeline, as well as operational issues in 2016 at certain plants served by the pipeline; and

•	an increase in revenues of $1.7 million and an increase in throughputs of 5,162 barrels per day due to increased production at the refinery served by our North Pipeline.

These increases were partially offset by:

•
a decrease in revenues of $2.1 million and a decrease in throughputs of 15,995 barrels per day due to a turnaround and operational issues at the refineries served by the East Pipeline in the third quarter of 2017;

•	a decrease in revenues of $1.9 million and a decrease in throughputs of 3,113 barrels per day due to operational issues at the refinery served by our McKee Systems; and

•
a decrease in revenues of $0.5 million and a decrease in throughputs of 7,126 barrels per day on our Eagle Ford System mainly due to reduced production in this sustained low crude oil price environment.

Operating expenses remained flat for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Increased operating expenses of $3.6 million resulting from our recently acquired Permian Crude System were offset by a decrease of $2.4 million in maintenance and regulatory expenses and a decrease of $1.2 million from product imbalances on the East Pipeline.

Depreciation and amortization expense increased $12.6 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to our acquisition of the Permian Crude System.

Storage
Beginning January 1, 2017, our agreements for our refinery crude storage tanks at Corpus Christi, TX, Texas City, TX and Benicia, CA changed from throughput-based to storage-based. Excluding the effect from the change to these agreements, throughput terminal revenues would have increased $1.6 million and throughputs would have decreased 24,525 barrels per day for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Throughput terminal revenues increased $3.3 million, despite decreased throughputs of 9,780 barrels per day, at our Corpus Christi North Beach terminal, mainly resulting from our acquisition of assets from Martin Operating Partnership L.P. in December 2016 (the Martin Terminal Acquisition). The benefit of the Martin Terminal Acquisition was partially offset by lower revenues and throughputs resulting from a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi. Also, revenues decreased $1.6 million and throughputs decreased 32,439 barrels per day at our Paulsboro, NJ terminal as a customer diverted barrels to other terminals.

Excluding the effect of the change to the refinery storage tank agreements described above, storage terminal revenues would have decreased $0.4 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to:

•
a decrease of $4.4 million in domestic revenues, mainly at our St. James, LA terminal due to reduced unit train activity and at our Texas City, TX terminal as a result of the exit from our heavy fuels trading operations and tanks out of service; and

•	a decrease in revenues of $1.3 million at our Point Tupper terminal mainly due to a loss in customer base, tanks out of service and lower reimbursable revenues.

These decreases were mostly offset by an increase in revenues of $4.7 million at our St. Eustatius terminal, mainly due to new customer contracts and rate escalations, partially offset by decreased lower throughput and associated handling fees as a result of the shutdown of the terminal and damage caused by hurricane activity in the third quarter of 2017.

Operating expenses decreased $3.1 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to:

•	a decrease of $2.0 million in reimbursable expenses mainly at our Texas City, TX and Point Tupper terminals, consistent with the decrease in reimbursable revenues;

•	a decrease of $1.4 million in maintenance and regulatory expenses, spread across various terminals; and

•	a decrease of $1.1 million in internal overhead expenses, mainly due to higher capitalized overhead related to capital storage projects in 2017.

These decreases were partially offset by an increase in operating expenses of $1.8 million resulting from the Martin Terminal Acquisition.

Depreciation and amortization expense increased $2.5 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, as a result of the Martin Terminal Acquisition and the completion of various storage projects.

Fuels Marketing
Segment operating loss increased $1.2 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to lower gross margins from our bunker fuel operations at our St. Eustatius terminal, as well as the temporary shutdown of the terminal caused by hurricane activity in the third quarter of 2017.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $2.0 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to a reduction in employee benefit costs.

Interest expense, net increased $10.2 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, mainly due to the issuance of $550.0 million of 5.625% senior notes in April 2017. Interest expense also increased as a result of lower interest income due to the termination of the Axeon Term Loan in February 2017. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and related credit support.

For the three months ended September 30, 2017, we recognized other expense, net of $5.1 million mainly due to property damage at our St. Eustatius terminal resulting from hurricane activity in the third quarter of 2017.

Income tax expense increased $0.6 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to an increase in the margin tax in Texas as a result of the Navigator Acquisition.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Nine Months Ended September 30,		Change
	2017	2016
Statement of Income Data:
Revenues:
Service revenues	$845,264	$814,727	$30,537
Product sales	518,220	470,198	48,022
Total revenues	1,363,484	1,284,925	78,559

Costs and expenses:
Cost of product sales	490,363	441,736	48,627
Operating expenses	334,016	335,315	(1,299)
General and administrative expenses	83,202	73,399	9,803
Depreciation and amortization expense	193,643	160,739	32,904
Total costs and expenses	1,101,224	1,011,189	90,035

Operating income	262,260	273,736	(11,476)
Interest expense, net	(127,282)	(103,374)	(23,908)
Other expense, net	(4,898)	(10)	(4,888)
Income before income tax expense	130,080	170,352	(40,272)
Income tax expense	7,298	9,293	(1,995)
Net income	$122,782	$161,059	$(38,277)
Basic and diluted net income per common unit	$0.65	$1.58	$(0.93)
Basic weighted-average common units outstanding	87,392,597	77,934,802	9,457,795

Overview
Net income decreased $38.3 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to increases in interest expense, general and administrative expenses and other expense, net. Segment operating income remained flat as a decline in the pipeline segment was mostly offset by increases in the fuels marketing and storage segments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2017	2016
Pipeline:
Refined products pipelines throughput (barrels/day)	524,277	532,275	(7,998)
Crude oil pipelines throughput (barrels/day)	549,898	398,229	151,669
Total throughput (barrels/day)	1,074,175	930,504	143,671
Throughput revenues	$385,406	$362,929	$22,477
Operating expenses	114,734	110,494	4,240
Depreciation and amortization expense	91,657	65,696	25,961
Segment operating income	$179,015	$186,739	$(7,724)
Storage:
Throughput (barrels/day)	315,616	788,963	(473,347)
Throughput terminal revenues	$63,932	$88,307	$(24,375)
Storage terminal revenues	400,129	373,733	26,396
Total revenues	464,061	462,040	2,021
Operating expenses	199,525	206,883	(7,358)
Depreciation and amortization expense	95,405	88,661	6,744
Segment operating income	$169,131	$166,496	$2,635
Fuels Marketing:
Product sales and other revenue	$524,083	$476,499	$47,584
Cost of product sales	497,722	450,705	47,017
Gross margin	26,361	25,794	567
Operating expenses	22,464	25,512	(3,048)
Segment operating income	$3,897	$282	$3,615
Consolidation and Intersegment Eliminations:
Revenues	$(10,066)	$(16,543)	$6,477
Cost of product sales	(7,359)	(8,969)	1,610
Operating expenses	(2,707)	(7,574)	4,867
Total	$—	$—	$—
Consolidated Information:
Revenues	$1,363,484	$1,284,925	$78,559
Cost of product sales	490,363	441,736	48,627
Operating expenses	334,016	335,315	(1,299)
Depreciation and amortization expense	187,062	154,357	32,705
Segment operating income	352,043	353,517	(1,474)
General and administrative expenses	83,202	73,399	9,803
Other depreciation and amortization expense	6,581	6,382	199
Consolidated operating income	$262,260	$273,736	$(11,476)

Pipeline
Total revenues increased $22.5 million and total throughputs increased 143,671 barrels per day for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to:

•	an increase in revenues of $25.1 million and an increase in throughputs of 151,481 barrels per day from our recently acquired Permian Crude System;

•
an increase in revenues of $6.7 million and an increase in throughputs of 5,130 barrels per day due to maintenance downtime in 2016 on a portion of the Ammonia Pipeline, as well as operational issues in 2016 at certain plants served by the pipeline;

•
an increase in revenues of $2.6 million, despite a decrease in throughputs of 3,247 barrels per day, on our East Pipeline due to the completion of various storage projects along the pipeline, as well as an increase in long-haul deliveries resulting in higher average tariffs. A turnaround and operational issues at the refineries served by the East Pipeline in the third quarter of 2017 contributed to the decrease in throughputs; and

•
an increase in revenues of $2.1 million and an increase in throughputs of 21,781 barrels per day due to increased production at the refinery served by the Ardmore System in 2017, as well as a result of a turnaround and operational issues at the refinery in 2016.

These increases were partially offset by a decrease in revenues of $7.2 million and a decrease in throughputs of 10,115 barrels per day due to a turnaround in the second quarter of 2017 at the refinery served by the North Pipeline. Revenues decreased $6.1 million due to a decrease in throughputs of 24,078 barrels per day on our Eagle Ford System mainly due to reduced production in this sustained low crude oil price environment.

Operating expenses increased $4.2 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Operating expenses increased $6.3 million as a result of our acquisition of the Permian Crude System, which was partially offset by a decrease of $2.0 million from product imbalances on the East Pipeline.

Depreciation and amortization expense increased $26.0 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to our acquisition of the Permian Crude System and the completion of various pipeline projects.

Storage
Beginning January 1, 2017, our agreements for our refinery crude storage tanks at Corpus Christi, TX, Texas City, TX and Benicia, CA changed from throughput-based to storage-based. Excluding the effect from the change to these agreements, throughput terminal revenues would have increased $6.0 million and throughputs would have decreased 2,207 barrels per day for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. Throughput terminal revenues increased at our Corpus Christi North Beach terminal by $11.3 million due to an increase in throughputs of 15,898 barrels per day, mainly resulting from the Martin Terminal Acquisition. The benefit of the Martin Terminal Acquisition was partially offset by lower revenues and throughputs resulting from a decrease in Eagle Ford Shale crude oil being shipped to Corpus Christi. Revenues increased by $0.3 million and throughputs increased 17,128 barrels per day at our McKee System terminals mainly due to new customer contracts, partially offset by lower additive revenues in 2017. These increases in revenues and throughputs were partially offset by decreased revenues of $5.0 million and decreased throughputs of 32,612 barrels per day at our Paulsboro, NJ terminal as a customer diverted barrels to other terminals.

Storage terminal revenues would have decreased $2.9 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, excluding the effect of the change to the refinery storage tank agreements described above. Domestic throughput and associated handling fees decreased $5.0 million, mainly at our St. James, LA terminal due to reduced unit train activity and at our Texas City, TX terminal as a result of the exit from our heavy fuels trading operations. Domestic reimbursable revenues decreased $2.5 million, mainly at our Texas City, TX terminal. These decreases were partially offset by an increase in revenues of $4.3 million due to new customer contracts and rate escalations, primarily at our West Coast, North East and St. James, LA terminals.

Storage terminal revenues also increased $5.5 million at our St. Eustatius terminal, mainly due to new customer contracts and rate escalations, partially offset by decreased lower throughput and associated handling fees as a result of the shutdown of the terminal and damage caused by hurricane activity in the third quarter of 2017. This increase was partially offset by a decrease in revenues of $4.6 million at our Point Tupper terminal, mainly resulting from a decrease in customer base, tanks out of service and lower reimbursable revenues.

Operating expenses decreased $7.4 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to:

•	a decrease of $5.1 million in reimbursable expenses, mainly at our Texas City, TX and Point Tupper terminals, consistent with the decrease in reimbursable revenues;

•	a decrease of $4.5 million in maintenance and regulatory expenses primarily at our North East and Point Tupper terminals;

•	a decrease of $2.4 million in contractor services, mainly at our St. James, LA terminal as a result of reduced unit train activity; and

•	a decrease of $2.3 million in compensation expenses resulting from changes in our revenue agreements for our crude refinery storage tanks.

These decreases were partially offset by increased operating expenses of $6.5 million as a result of the Martin Terminal Acquisition.

Depreciation and amortization expense increased $6.7 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, as a result of the Martin Terminal Acquisition and the completion of various storage projects.

Fuels Marketing
Segment operating income increased $3.6 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a reduction in losses of $5.8 million from our heavy fuels trading operations following our exit of that business in 2017. Segment operating income from our bunker fuel operations decreased $3.4 million, mainly at our St. Eustatius terminal, resulting from lower gross margins and the temporary shutdown of the terminal caused by hurricane activity in the third quarter of 2017.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses increased $9.8 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to transaction costs related to the Navigator Acquisition.

Interest expense, net increased $23.9 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, mainly due to the issuance of $550.0 million of 5.625% senior notes in April 2017 and as a result of fees for a bridge loan commitment to potentially assist with the financing of the Navigator Acquisition. We did not enter into or borrow under the bridge loan. Interest expense also increased as a result of lower interest income due to the termination of the Axeon Term Loan in February 2017. Please refer to Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of the Axeon Term Loan and related credit support.

For the nine months ended September 30, 2017, we recognized other expense, net of $4.9 million mainly due to property damage at our St. Eustatius terminal resulting from hurricane activity in the third quarter of 2017.

Income tax expense decreased $2.0 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to a reduction in withholding taxes related to certain of our foreign subsidiaries.

TRENDS AND OUTLOOK
As a master limited partnership, our core business strategy is to build long-term unitholder value through stable, consistent growth: to that end, we provide a broad array of logistical solution services to a diverse customer base in sectors across the energy industry with our portfolio of assets positioned in geographic markets around the globe, under primarily fee-based, long-term contractual arrangements. This strategy is intended to mitigate the impact of negative market conditions on our results and position us for the financial health necessary to grow as market conditions improve.

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

At the time of the Navigator Acquisition in May, we anticipated that our issuance of common units, senior notes and preferred units to fund the purchase price would increase our ongoing costs of funding our quarterly distribution, as well as our interest expense, but we made the decision to move forward because we believed, and continue to believe, that the Permian Crude System’s future growth will outweigh those costs in the long run.

The Permian Basin and our Permian Crude System have been growing since the acquisition, and we expect that growth to continue, even in a continued low price environment. In contrast, during 2017, our pipeline systems and storage assets outside of the Permian Basin (collectively, our Base Business) have been faced with several unanticipated challenges, on top of the continuing burden of the third year of sustained low crude prices. In September, hurricanes caused damage in the Gulf and significant destruction in the Caribbean. While we successfully prevented severe damage from Hurricane Harvey’s heavy rainfall to our six affected Gulf Coast facilities, Hurricane Irma passed almost directly over our facility at St. Eustatius, which sustained substantial damage inflicted by the storm’s 146-mph winds and 30-foot seas. The facility, which will be fully operational by mid-December, resumed some operations within weeks of the storm, but the repairs will continue into 2018 and beyond. On top of the unanticipated costs of the hurricane damage, our Base Business has also faced significant unanticipated and unplanned turnarounds and downtime at our customers’ refineries in 2017. Further, in the course of our ongoing pipeline integrity program, we identified a 50-mile segment of our ammonia pipeline that we must replace over the next five years. Due to the fact that completing the large, unanticipated reliability project in two years will reduce our overall cost, we plan to complete this project by the end of 2018.

Beyond the challenges to our Base Business that have arisen in 2017, if this current low crude price cycle continues in 2018, our pipeline segment could suffer from decreased throughput in our Base Business pipeline systems. For example, our current committed customers on our South Texas Crude System may decline to renew their commitments as those expire over the next few years and may ship only at lower rates. If backwardation continues into next year, our storage segment results could also decline, due to downward pressure on rates and contract renewals driven by lower demand for capacity, at our St. James terminal and at other locations.

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

For 2017, we expect an increase in total cash distributed to our unitholders and higher interest costs due to our issuances of debt and equity securities in 2017. See below for additional discussion of our April 2017 equity and debt issuances. However, we expect cash flows from operations, combined with a portion of the proceeds from the termination of the Axeon Term Loan of $110.0 million to exceed our distribution and reliability capital requirements for 2017.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016
The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
	2017	2016
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$311,015	$314,549
Investing activities	(1,557,041)	(160,918)
Financing activities	1,242,062	(243,235)
Effect of foreign exchange rate changes on cash	1,637	3,404
Net decrease in cash and cash equivalents	$(2,327)	$(86,200)

Net cash provided by operating activities for the nine months ended September 30, 2017 was $311.0 million, compared to $314.5 million for the nine months ended September 30, 2016. Although net income decreased, the decrease was largely attributable to non-cash expenses. For the nine months ended September 30, 2017, net cash provided by operating activities and a portion of the proceeds from the termination of the Axeon Term Loan of $110.0 million were used to fund our distributions to unitholders and our general partner in the aggregate amount of $357.9 million and reliability capital expenditures of $30.2 million. Proceeds from our debt and equity issuances of approximately $1.5 billion were used to fund the purchase price of the Navigator Acquisition. Please refer to page 5 for our Consolidated Statements of Cash Flows.

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

Revolving Credit Agreement
On August 22, 2017, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to extend the maturity date from October 29, 2019 to October 29, 2020, and to increase the borrowing capacity from $1.50 billion to $1.75 billion. The Revolving Credit Agreement was also amended to increase the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) from 5.00-to-1.00 to 5.50-to-1.00 through the rolling period ending March 31, 2018. Subsequently, the maximum allowed consolidated debt coverage ratio may not exceed 5.00-to-1.00 for any rolling period ending on or after June 30, 2018. If we complete one or more acquisitions for aggregate net consideration of at least $50.0 million, our maximum consolidated debt coverage ratio will increase to 5.50-to-1.00 for two rolling periods.

The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2017, our consolidated debt coverage ratio was 4.8x, and we had $863.8 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $7.7 million as of September 30, 2017. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion on our revolving credit agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). On September 20, 2017, the Securitization Program was amended to add certain of NuStar Energy’s wholly owned subsidiaries resulting from the Navigator Acquisition and to extend the Securitization Program’s scheduled termination date from June 15, 2018 to September 20, 2020, with the option to renew for additional 364-day periods thereafter. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional discussion.

Other Sources of Liquidity
Other sources of liquidity as of September 30, 2017 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.5 million remaining in trust as of September 30, 2017, supported by $370.2 million in letters of credit; and

•	two short-term line of credit agreements with an uncommitted borrowing capacity of up to $85.0 million, with $68.0 million of borrowings outstanding as of September 30, 2017.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of September 30, 2017, we had no letters of credit issued under the LOC Agreement. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

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

Distributions on the Series B Preferred Units are payable out of any legally available funds, accrue and are cumulative from the date of original issuance of the Series B Preferred Units and are payable on the 15th day of each of March, June, September and December of each year to holders of record on the first day of each payment month. The initial distribution rate on the Series B Preferred Units to, but not including, June 15, 2022 is 7.625% per annum of the $25.00 liquidation preference per unit (equal to $1.90625 per unit per annum). On and after June 15, 2022, distributions on the Series B Preferred Units accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month LIBOR plus a spread of 5.643%. Please refer to Note 10 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2017:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2017	$190,417	$30,200	$220,617
2016	$119,580	$25,834	$145,414

Expected for the year ended December 31, 2017 (a)	$ 360,000 - 380,000	$ 50,000 - 70,000	$ 410,000 - 450,000
(a) Excludes the purchase price of the Navigator Acquisition.

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

Defined Benefit Plans Funding
In September 2017, we contributed $11.0 million to our pension plans.

Distributions
General Partner and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$2,302	$1,976	$6,947	$5,898
General partner incentive distribution	10,912	10,890	34,736	32,500
Total general partner distribution	13,214	12,866	41,683	38,398
Common limited partners’ distribution	101,870	85,943	305,652	256,513
Total cash distributions	$115,084	$98,809	$347,335	$294,911

Cash distributions per unit applicable to common limited partners	$1.095	$1.095	$3.285	$3.285

Distribution payments to our general partner and common limited partners are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information related to our quarterly cash distributions to our general partner and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2017 (a)	$1.095	$115,084	November 9, 2017	November 14, 2017
June 30, 2017	$1.095	$115,083	August 7, 2017	August 11, 2017
March 31, 2017	$1.095	$117,168	May 8, 2017	May 12, 2017
December 31, 2016	$1.095	$98,971	February 8, 2017	February 13, 2017

(a)	The distribution was announced on October 18, 2017.

Preferred Units. The following table summarizes information related to our quarterly cash distributions on our Series A and Series B Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
September 15, 2017 - December 14, 2017 (a)	$0.53125	$4,813	December 1, 2017	December 15, 2017
June 15, 2017 - September 14, 2017	$0.53125	$4,813	September 1, 2017	September 15, 2017
March 15, 2017 - June 14, 2017	$0.53125	$4,813	June 1, 2017	June 15, 2017
November 25, 2016 - March 14, 2017	$0.64930556	$5,883	March 1, 2017	March 15, 2017

Series B Preferred Units:
September 15, 2017 to December 14, 2017 (a)	$0.47657	$7,339	December 1, 2017	December 15, 2017
April 28, 2017 - September 14, 2017	$0.725434028	$11,172	September 1, 2017	September 15, 2017

(a)	The distribution was announced on October 18, 2017.

Debt Obligations
As of September 30, 2017, we were a party to the following debt agreements:

•	Revolving Credit Agreement due October 29, 2020, with $878.4 million of borrowings outstanding as of September 30, 2017;

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

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreements with $68.0 million of borrowings outstanding as of September 30, 2017; and

•	Receivables Financing Agreement due September 20, 2020, with $46.1 million of borrowings outstanding as of September 30, 2017.

Management believes that, as of September 30, 2017, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.
Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to our debt:

	Standard & Poor’s Ratings Services	Moody’s Investor Service Inc.	Fitch, Inc.

Ratings	BB+	Ba1	BB
Outlook	Stable	Negative	Stable
Following the announcement of the Navigator Acquisition, Standard & Poor’s Ratings Services and Fitch, Inc. affirmed their ratings and outlook, and Moody’s Investor Service Inc. (Moody’s) announced that it was reviewing NuStar Energy and NuStar Logistics for a downgrade. Following its review in the second quarter of 2017, Moody’s affirmed its rating and changed its outlook to “Negative.” The change in outlook had no impact on the interest rates payable on the 7.65% senior notes due 2018 or the revolving credit agreement, which are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies, but are not impacted by a change in the outlook.

Interest Rate Swaps
As of September 30, 2017 and December 31, 2016, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of September 30, 2017 and December 31, 2016, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
Environmental, Health and Safety
Our operations are subject to extensive federal, state and local environmental laws and regulations, in the U.S. and in the other countries in which we operate, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels and pollution prevention measures, among others. Our operations are also subject to extensive federal, state and local health and safety laws and regulations, including those relating to worker and pipeline safety, pipeline integrity and operator qualifications. Because more stringent environmental and safety laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental, health and safety matters is expected to increase in the future.

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

Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	September 30, 2017
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$1,202,500	$2,302,500	$2,403,835
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.1%	6.2%
Variable-rate	$—	$—	$—	$924,539	$—	$365,440	$1,289,979	$1,291,042
Weighted-average interest rate	—	—	—	2.8%	—	1.0%	2.3%

	December 31, 2016
	Expected Maturity Dates
	2017	2018	2019	2020	2021	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$350,000	$—	$450,000	$300,000	$652,500	$1,752,500	$1,821,261
Weighted-average interest rate	—	8.2%	—	4.8%	6.8%	6.5%	6.4%
Variable-rate	$—	$58,400	$838,992	$—	$—	$365,440	$1,262,832	$1,263,501
Weighted-average interest rate	—	1.6%	2.5%	—	—	0.7%	1.9%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate		Fair Value
September 30, 2017	December 31, 2016	Period of Hedge	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
(Thousands of Dollars)					(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	2.6%	$(7,280)	$(1,333)
250,000	250,000	09/2020 - 09/2030	2.8%	2.8%	(4,043)	15
$600,000	$600,000		2.7%	2.7%	$(11,323)	$(1,318)

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

	September 30, 2017
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	4	$76.62	N/A	$(2)
Futures – short:
(refined products)	15	N/A	$77.21	$18

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	7	$76.62	N/A	$(4)
Futures – short:
(refined products)	12	N/A	$76.91	$11
Swaps – long:
(refined products)	254	$48.38	N/A	$(5)
Swaps – short:
(refined products)	364	N/A	$46.91	$(499)

Total fair value of open positions exposed to commodity price risk				$(481)

	December 31, 2016
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(crude oil and refined products)	47	$55.53	N/A	$2
Futures – short:
(crude oil and refined products)	107	N/A	$58.79	$(243)
Swaps – long:
(refined products)	84	$45.99	N/A	$141
Swaps – short:
(refined products)	573	N/A	$41.87	$(3,322)

Economic Hedges and Other Derivatives:
Futures – long:
(crude oil and refined products)	18	$72.06	N/A	$10
Futures – short:
(crude oil and refined products)	9	N/A	$71.88	$(7)
Swaps – long:
(refined products)	869	$42.20	N/A	$4,737
Swaps – short:
(refined products)	874	N/A	$41.40	$(5,459)
Forward purchase contracts:
(crude oil)	310	$52.78	N/A	$499
Forward sales contracts:
(crude oil)	310	N/A	$52.76	$(507)

Total fair value of open positions exposed to commodity price risk				$(4,149)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01
Maturity Extension Letter (Amendment No. 4) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 13, 2017 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (File No. 001-16417))

*10.02	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated as of August 18, 2017, between NuStar Logistics, L.P. and William E. Greehey

10.03
Second Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of August 22, 2017, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed August 22, 2017 (File No. 001-16417))

10.04
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among the Originators listed therein, NuStar Energy L.P., NuStar Finance LLC, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417))

10.05
Second Amendment to Receivables Financing Agreement, dated as of September 20, 2017, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417))

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
November 8, 2017

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 8, 2017

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 8, 2017