Form 10-Q
period 2018-03-31
NuStar Energy L.P.
filed 2018-05-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
 FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of April 30, 2018 was 93,183,029.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,128	$24,292
Accounts receivable, net of allowance for doubtful accounts of $10,344 and $9,948 as of March 31, 2018 and December 31, 2017, respectively	157,269	176,570
Receivable from related party	72	205
Inventories	29,549	26,857
Other current assets	25,979	22,508
Total current assets	227,997	250,432
Property, plant and equipment, at cost	6,388,927	6,243,481
Accumulated depreciation and amortization	(2,001,703)	(1,942,548)
Property, plant and equipment, net	4,387,224	4,300,933
Intangible assets, net	771,623	784,479
Goodwill	1,094,661	1,097,475
Deferred income tax asset	—	233
Other long-term assets, net	105,208	101,681
Total assets	$6,586,713	$6,535,233
Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$122,040	$145,932
Short-term debt	70,000	35,000
Current portion of long-term debt	349,973	349,990
Accrued interest payable	43,974	40,449
Accrued liabilities	47,520	61,578
Taxes other than income tax	12,751	14,385
Income tax payable	6,378	4,172
Total current liabilities	652,636	651,506
Long-term debt, less current portion	3,306,093	3,263,069
Deferred income tax liability	23,032	22,272
Other long-term liabilities	112,895	118,297
Commitments and contingencies (Note 6)
Partners’ equity (Note 11):
Series A preferred limited partners (9,060,000 preferred units outstanding as of March 31, 2018 and December 31, 2017)	218,307	218,307
Series B preferred limited partners (15,400,000 preferred units outstanding as of March 31, 2018 and December 31, 2017)	371,634	371,634
Series C preferred limited partners (6,900,000 preferred units outstanding as of March 31, 2018 and December 31, 2017)	166,553	166,662
Common limited partners (93,182,045 and 93,176,683 common units outstanding as of March 31, 2018 and December 31, 2017, respectively)	1,772,874	1,770,587
General partner	26,692	37,826
Accumulated other comprehensive loss	(64,003)	(84,927)
Total partners’ equity	2,492,057	2,480,089
Total liabilities and partners’ equity	$6,586,713	$6,535,233
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Service revenues	$291,413	$266,462
Product sales	184,468	220,968
Total revenues	475,881	487,430
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	108,884	101,026
Depreciation and amortization expense	69,897	54,671
Total costs associated with service revenues	178,781	155,697
Cost of product sales	176,728	207,806
General and administrative expenses (excluding depreciation and amortization expense)	19,774	24,595
Other depreciation and amortization expense	2,118	2,193
Total costs and expenses	377,401	390,291
Operating income	98,480	97,139
Interest expense, net	(47,772)	(36,414)
Other income, net	79,752	140
Income before income tax expense	130,460	60,865
Income tax expense	4,327	2,925
Net income	$126,133	$57,940

Basic net income per common unit (Note 13)	$1.15	$0.49
Basic weighted-average common units outstanding	93,181,781	78,642,888

Comprehensive income	$147,057	$61,703
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$126,133	$57,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,015	56,864
Unit-based compensation expense	2,091	2,790
Amortization of debt related items	1,413	1,568
Gain from sale or disposition of assets	(19)	(48)
Gain from insurance recoveries	(78,756)	—
Deferred income tax expense	842	291
Changes in current assets and current liabilities (Note 14)	10,691	(39,142)
Other, net	(11,246)	3,717
Net cash provided by operating activities	123,164	83,980
Cash Flows from Investing Activities:
Capital expenditures	(137,874)	(45,732)
Change in accounts payable related to capital expenditures	(12,018)	(6,820)
Proceeds from sale or disposition of assets	19	1,859
Proceeds from Axeon term loan	—	110,000
Proceeds from insurance recoveries	78,419	—
Net cash (used in) provided by investing activities	(71,454)	59,307
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	119,711	144,266
Proceeds from short-term debt borrowings	230,000	266,000
Long-term debt repayments	(79,421)	(207,194)
Short-term debt repayments	(195,000)	(248,000)
Distributions to preferred unitholders	(16,680)	(5,883)
Distributions to common unitholders and general partner	(115,272)	(99,021)
Decrease in cash book overdrafts	(1,009)	(283)
Other, net	(3,175)	(1,935)
Net cash used in financing activities	(60,846)	(152,050)
Effect of foreign exchange rate changes on cash	(28)	26
Net decrease in cash and cash equivalents	(9,164)	(8,737)
Cash and cash equivalents as of the beginning of the period	24,292	35,942
Cash and cash equivalents as of the end of the period	$15,128	$27,205
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 11% common limited partner interest in us as of March 31, 2018.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
Hurricane Activity. In the third quarter of 2017, several of our facilities were affected by the hurricanes in the Caribbean and Gulf of Mexico, including our St. Eustatius terminal, which experienced the most damage and was temporarily shut down. The damage caused by the Caribbean hurricane resulted in lower revenues for our bunker fuel operations in our fuels marketing segment and lower throughput and associated handling fees in our storage segment in 2017 and in the first quarter of 2018. In January 2018, we received $87.5 million of insurance proceeds in settlement of our property damage claim for our St. Eustatius terminal, of which $9.1 million related to business interruption. Proceeds from business interruption insurance are included in “Operating expenses” in the consolidated statements of income and in “Cash flows from operating activities” in the consolidated statements of cash flows. We recorded a $78.8 million gain in “Other income, net” in the consolidated statements of income in the first quarter of 2018 for the amount by which the insurance proceeds exceeded our expenses incurred during the period. We expect that the costs to repair the property damage at the terminal will not exceed the amount of insurance proceeds received.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2018 and 2017 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Certain previously reported amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

2. MERGER AGREEMENT

On February 7, 2018, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), Riverwalk Holdings, LLC and NuStar GP Holdings entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be the sole member of NuStar GP Holdings following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement will be amended and restated to, among other things, (i) cancel the incentive distribution rights held by our general partner, (ii) convert the 2% general partner interest in NuStar Energy held by our general partner into a non-

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

economic management interest and (iii) provide the holders of our common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019.

At the effective time of the Merger, each outstanding NuStar GP Holdings common unit, other than those held by NuStar GP Holdings or its subsidiaries, will be converted into the right to receive 0.55 of a NuStar Energy common unit. All NuStar GP Holdings common units, when converted, will cease to be outstanding and will automatically be cancelled and no longer exist. No fractional NuStar Energy common units will be issued in the Merger; instead, each holder of NuStar GP Holdings’ common units otherwise entitled to receive a fractional NuStar Energy common unit will receive cash in lieu thereof. Furthermore, the 10,214,626 NuStar Energy common units currently owned by subsidiaries of NuStar GP Holdings will be cancelled and will cease to exist.

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

NuStar Energy filed a registration statement on Form S-4, as amended, with respect to the common units to be issued by NuStar Energy in connection with the Merger.

3. NEW ACCOUNTING PRONOUNCEMENTS

Comprehensive Income
In February 2018, the Financial Accounting Standards Board (FASB) issued amended guidance which provides an entity the option to reclassify stranded tax effects caused by the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income to retained earnings, and also requires certain additional disclosures about those stranded tax effects. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The new requirements should be applied using one of two retrospective transition methods. We are currently evaluating whether we will adopt these provisions early, but we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives and Hedging
In August 2017, the FASB issued amended guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amended guidance also makes certain targeted improvements to simplify the application of current hedge accounting guidance. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Certain of the new requirements should be applied prospectively while others should be applied using a modified retrospective transition method. We currently expect to adopt the amended guidance on January 1, 2019. We do not expect the guidance to have a material impact on our financial position or results of operations, and we are assessing the impact on our disclosures.

Defined Benefit Plans
In March 2017, the FASB issued amended guidance that changes the presentation of net periodic pension cost related to defined benefit plans. Under the amended guidance, the service cost component of net periodic benefit cost will be presented in the same income statement line items as other current employee compensation costs, but the remaining components of net periodic benefit cost will be presented outside of operating income. The changes are effective for annual and interim periods beginning after December 15, 2017, and amendments should be applied retrospectively. We began reporting the remaining components of net periodic benefit cost in “Other income, net” in the consolidated statements of comprehensive income upon adoption of the amended guidance on January 1, 2018. We applied the amended guidance prospectively as it did not have a material impact on previous periods.

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

Revenue Recognition
In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017, using one of two retrospective transition methods. We adopted these provisions January 1, 2018 using the modified retrospective approach. The

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

transition adjustment related to the adoption was immaterial, and we do not expect the adoption of this standard to materially impact the amount or timing of our revenue going forward. Please refer to Note 12 for further discussion.

4. ACQUISITIONS

Navigator Acquisition
On April 11, 2017, we entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion. We closed the Navigator Acquisition on May 4, 2017. We acquired crude oil transportation, pipeline gathering and storage assets located in the Midland Basin of West Texas that we collectively refer to as our Permian Crude System. The assets acquired are included in our pipeline segment. The condensed consolidated statements of comprehensive income include the results of operations for Navigator commencing on May 4, 2017.

We accounted for the Navigator Acquisition using the acquisition method. The following table reflects the final purchase price allocation:

Purchase Price Allocation
(Thousands of Dollars)
Accounts receivable	$4,747
Other current assets	2,359
Property, plant and equipment, net	376,690
Intangible assets (a)	700,000
Goodwill (b)	398,024
Other long-term assets, net	2,199
Current liabilities	(22,300)
Purchase price allocation, net of cash acquired	$1,461,719

(a)	Intangible assets, which consist of customer contracts and relationships, are amortized on a straight-line basis over a period of 20 years.

(b)
The goodwill acquired represents the expected benefit from entering new geographic areas and the anticipated opportunities to generate future cash flows from the assets acquired and potential future projects.

The unaudited pro forma information for the three months ended March 31, 2017 presented below combines the historical financial information for Navigator and the Partnership for that period. The information assumes we completed the Navigator Acquisition on January 1, 2017 and the following:

•	we issued approximately 14.4 million common units;

•	we received a contribution from our general partner of $13.6 million to maintain its 2% interest;

•	we issued 15.4 million Series B Preferred Units;

•	we issued $550.0 million of 5.625% senior notes;

•
additional depreciation and amortization that would have been incurred assuming the fair value adjustments to property, plant and equipment and intangible assets reflected in the purchase price allocation above; and

•	we satisfied Navigator’s outstanding obligations under its revolving credit agreement.

Three Months Ended March 31, 2017
(Thousands of Dollars, Except Per Unit Data)
Revenues	$497,384
Net income	$42,448

Basic net income per common unit	$0.19

The pro forma information for the three months ended March 31, 2017 does not include transaction costs of approximately $14.0 million, which were directly attributable to the Navigator Acquisition and paid in the second quarter of 2017. The pro

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

forma information is unaudited and is not necessarily indicative of the results of operations that would have resulted had the Navigator Acquisition occurred on January 1, 2017 or that may result in the future.

5. DEBT

Revolving Credit Agreement
On March 28, 2018, NuStar Logistics amended its $1.75 billion revolving credit agreement (the Revolving Credit Agreement), to increase the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) to 5.25-to-1.00 for the rolling periods ending June 30, 2018 through December 31, 2018. Subsequently, the maximum allowed consolidated debt coverage ratio may not exceed 5.00-to-1.00 for any rolling periods ending on or after March 31, 2019. The Revolving Credit Agreement was also amended, to, among other things, change the definition of Change in Control in the Revolving Credit Agreement such that the proposed Merger discussed in Note 2 will not constitute a Change in Control for purposes of the Revolving Credit Agreement.

The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2018, letters of credit issued under the Revolving Credit Agreement totaled $3.7 million, and we had $804.9 million available for borrowing. As of March 31, 2018, our consolidated debt coverage ratio could not exceed 5.50-to-1.00. We believe that we are in compliance with the covenants in the Revolving Credit Agreement as of March 31, 2018.

During the three months ended March 31, 2018, the balance under the Revolving Credit Agreement increased by $48.1 million. The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In February 2018, Moody’s Investor Service Inc. (Moody’s) lowered our credit rating from Ba1 to Ba2. This rating downgrade caused the interest rate on our Revolving Credit Agreement to increase by 0.25% effective February 2018. As of March 31, 2018, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 3.6%, and we had $941.4 million outstanding.

NuStar Logistics Senior Notes
The credit rating downgrade by Moody’s in February 2018 increased the interest rate on our $350.0 million of 7.65% senior notes by 0.25%, resulting in an interest rate of 8.65% applicable to the interest payment due April 15, 2018. We repaid our $350.0 million of 7.65% senior notes due April 15, 2018 with borrowings under our Revolving Credit Agreement at maturity.

NuStar Logistics Subordinated Notes
Effective January 15, 2018, the interest rate on NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes due January 15, 2043 switched from a fixed annual rate of 7.625%, payable quarterly in arrears, to an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period, plus 6.734% payable quarterly, commencing with the interest payment due April 15, 2018. As of March 31, 2018, the floating interest rate was 8.5%.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Finance’s sole activity consists of purchasing receivables from NuStar Energy’s wholly owned subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. The amendment to the Revolving Credit Agreement also limits the amount of borrowings under the Receivables Financing Agreement to $125.0 million.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of March 31, 2018 was 2.8%. As of March 31, 2018, $91.8 million of our accounts receivable, net of allowance for doubtful accounts, are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $57.8 million as of March 31, 2018, which is included in “Long-term debt” on the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consolidated balance sheet. On March 28, 2018, the Receivables Financing Agreement was amended to change the definition of Change in Control in the Receivables Financing Agreement such that the proposed Merger discussed in Note 2 will not be a Change in Control for purposes of the Receivables Financing Agreement.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $2.7 million for contingent losses as of March 31, 2018 and $7.3 million as of December 31, 2017. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Interest rate swaps	$—	$5,547	$—	$5,547
Other long-term assets, net:
Interest rate swaps	—	2,307	—	2,307
Total	$—	$7,854	$—	$7,854
Liabilities:
Accrued liabilities:
Commodity derivatives	$(257)	$—	$—	$(257)
Interest rate swaps	—	(114)	—	(114)
Other long-term liabilities:
Interest rate swaps	—	(307)	—	(307)
Total	$(257)	$(421)	$—	$(678)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$3,890	$—	$—	$3,890
Liabilities:
Accrued liabilities:
Product imbalances	$(1,534)	$—	$—	$(1,534)
Commodity derivatives	(878)	—	—	(878)
Interest rate swaps	—	(5,394)	—	(5,394)
Other long-term liabilities:
Interest rate swaps	—	(4,594)	—	(4,594)
Total	$(2,412)	$(9,988)	$—	$(12,400)

Product Imbalances. Pursuant to the new revenue recognition standard we adopted January 1, 2018, we no longer recognize the fair value of product imbalances on our consolidated balance sheets. Prior to adoption, we valued our assets and liabilities related to product imbalances using quoted market prices in active markets as of the reporting date; accordingly, we included these product imbalances in Level 1 of the fair value hierarchy.

Commodity Derivatives. We base the fair value of certain of our commodity derivative instruments on quoted prices on an exchange; accordingly, we include these items in Level 1 of the fair value hierarchy. We also had derivative instruments for which we determined fair value using industry pricing services and other observable inputs, such as quoted prices on an exchange for similar derivative instruments, and we included these derivative instruments in Level 2 of the fair value hierarchy. See Note 8 for a discussion of our derivative instruments.

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

The estimated fair values and carrying amounts of long-term debt, including the current portion, were as follows:

	March 31, 2018	December 31, 2017
	(Thousands of Dollars)
Fair value	$3,665,335	$3,677,622
Carrying amount	$3,656,066	$3,613,059

We estimated the fair value of our publicly traded notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly traded notes falls in Level 1 of the fair value hierarchy. For our other debt, for which a quoted market price is not available, we estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to forecasted debt issuances in 2018 and 2020. We entered into these swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of March 31, 2018 and December 31, 2017, the aggregate notional amount of forward-starting interest rate swaps totaled $600.0 million. In April 2018, in connection with the maturity of the 7.65% senior notes due April 15, 2018, we terminated forward-starting interest rate swaps with an aggregate notional amount of $350.0 million and received $8.0 million.

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

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 1.7 million barrels and 1.2 million barrels as of March 31, 2018 and December 31, 2017, respectively. We had $0.4 million and $0.3 million of margin deposits as of March 31, 2018 and December 31, 2017, respectively.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other current assets	$5,547	$—	$—	$—
Interest rate swaps	Other long-term assets, net	2,307	—	—	—
Commodity contracts	Accrued liabilities	20	—	(33)	(112)
Interest rate swaps	Accrued liabilities	—	—	(114)	(5,394)
Interest rate swaps	Other long-term liabilities	—	—	(307)	(4,594)
Total		7,874	—	(454)	(10,100)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Accrued liabilities	759	742	(1,003)	(1,508)

Total Derivatives		$8,633	$742	$(1,457)	$(11,608)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	March 31, 2018	December 31, 2017
	(Thousands of Dollars)
Net amounts of assets presented in the consolidated balance sheets	$—	$—
Net amounts of liabilities presented in the consolidated balance sheets	$(257)	$(878)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, as follows:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
(Loss) gain recognized in income on derivative	$(296)	$2,097
Gain (loss) recognized in income on hedged item	237	(1,834)
(Loss) gain recognized in income for ineffective portion	$(59)	$263

Derivatives Not Designated as Hedging Instruments:
Loss recognized in income on derivative	$(141)	$(138)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Gain recognized in other comprehensive income on derivative (effective portion)	$17,421	$39
Loss reclassified from AOCI into interest expense, net (effective portion)	$(1,390)	$(1,799)

As of March 31, 2018, we expect to reclassify a loss of $4.8 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

9. RELATED PARTY TRANSACTIONS

Please refer to Note 2 for a discussion of the merger of a subsidiary of ours with and into NuStar GP Holdings, pursuant to which we will become the sole member of NuStar GP Holdings.

We are a party to the Amended and Restated Services Agreement with NuStar GP, LLC, effective March 1, 2016 (the Amended GP Services Agreement). The Amended GP Services Agreement provides that we will furnish administrative services necessary to conduct the business of NuStar GP Holdings. NuStar GP Holdings will compensate us for these services through an annual fee of $1.0 million, subject to adjustment based on the annual merit increase percentage applicable to our employees for the most recently completed fiscal year and for changes in level of service. The Amended GP Services Agreement will expire on March 1, 2020 and will automatically renew for successive two-year terms, unless terminated by either party.

10. EMPLOYEE BENEFIT PLANS

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

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2018	2017	2018	2017
	(Thousands of Dollars)
For the three months ended March 31:
Service cost	$2,406	$2,239	$126	$113
Interest cost	1,206	1,127	108	108
Expected return on assets	(1,855)	(1,603)	—	—
Amortization of prior service credit	(514)	(515)	(287)	(286)
Amortization of net loss	544	371	54	48
Net periodic benefit cost (income)	$1,787	$1,619	$1	$(17)

11. PARTNERS' EQUITY

Please refer to Note 2 for a discussion of the merger of a subsidiary of ours with and into NuStar GP Holdings, pursuant to which we will become the sole member of NuStar GP Holdings.

Partners’ Equity Activity
The following table summarizes changes to our partners’ equity (in thousands of dollars):

Balance as of January 1, 2018	$2,480,089
Net income	126,133
Unit-based compensation	1,286
Other comprehensive income	20,924
Distributions to partners	(131,262)
Other	(5,113)
Balance as of March 31, 2018	$2,492,057

Cash Distributions
General Partner and Common Limited Partners. We make quarterly distributions to common unitholders and the general partner of 100% of our available cash, generally defined as cash receipts less cash disbursements, including distributions to the 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units), and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on the Preferred Units. Our available cash is distributed based on the percentages shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Common Unit	Common Unitholders	General Partner Including Incentive Distributions
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

On April 26, 2018, we announced that the board of directors of NuStar GP, LLC reset our quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable on May 14, 2018.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,141	$2,343
General partner incentive distribution	—	12,912
Total general partner distribution	1,141	15,255
Common limited partners’ distribution	55,916	101,913
Total cash distributions	$57,057	$117,168

Cash distributions per unit applicable to common limited partners	$0.60	$1.095

The following table summarizes information about our quarterly cash distributions to our general partner and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2018	$0.600	$57,057	May 8, 2018	May 14, 2018
December 31, 2017	$1.095	$115,267	February 8, 2018	February 13, 2018

Preferred Units. The following table summarizes information about our quarterly cash distributions on our Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
March 15, 2018 - June 14, 2018	$0.53125	$4,813	June 1, 2018	June 15, 2018
December 15, 2017 - March 14, 2018	$0.53125	$4,813	March 1, 2018	March 15, 2018

Series B Preferred Units:
March 15, 2018 to June 14, 2018	$0.47657	$7,339	June 1, 2018	June 15, 2018
December 15, 2017 to March 14, 2018	$0.47657	$7,339	March 1, 2018	March 15, 2018

Series C Preferred Units:
March 15, 2018 to June 14, 2018	$0.56250	$3,881	June 1, 2018	June 15, 2018
November 30, 2017 - March 14, 2018	$0.65625	$4,528	March 1, 2018	March 15, 2018

Allocations of Net Income
Our partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the unitholders and general partner will receive. The partnership agreement also contains provisions for the allocation of net income to the unitholders and the general partner. Our net income for each quarterly reporting period is first allocated to the preferred limited partner unitholders in an amount equal to the earned distributions for the respective reporting period and then to the general partner in an amount equal to the general partner’s incentive distribution calculated based upon the declared distribution for the respective reporting period. We allocate the remaining net income or loss among the common unitholders (98%) and general partner (2%), as set forth in our partnership agreement. As a result of the distribution declared for the first quarter of 2018 of $0.60 per common unit (discussed above), the general partner did not receive an incentive distribution.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income applicable to the general partner:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Percentage Data)
Net income attributable to NuStar Energy L.P.	$126,133	$57,940
Less preferred limited partner interest	15,990	4,813
Less general partner incentive distribution	—	12,912
Net income after preferred limited partner interest and general partner incentive distribution	110,143	40,215
General partner interest allocation	2%	2%
General partner interest allocation of net income	2,203	804
General partner incentive distribution	—	12,912
Net income applicable to general partner	$2,203	$13,716

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2018	$(51,603)	$(24,304)	$(9,020)	$(84,927)
Other comprehensive income (loss):
Other comprehensive income before reclassification adjustments	2,312	17,421	—	19,733
Net gain on pension costs reclassified into other income, net	—	—	(203)	(203)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,390	—	1,390
Other	60	—	(56)	4
Other comprehensive income (loss)	2,372	18,811	(259)	20,924
Balance as of March 31, 2018	$(49,231)	$(5,493)	$(9,279)	$(64,003)

12. REVENUE FROM CONTRACTS WITH CUSTOMERS

Transition
On January 1, 2018, we adopted Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”
(ASC Topic 606) using the modified retrospective method and applying ASC Topic 606 to all revenue contracts with customers. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under ASC Topic 605, “Revenue Recognition.” The adoption of ASC Topic 606 affected our consolidated statement of comprehensive income for the three months ended March 31, 2018 as follows:

	As Reported	Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
	(Thousands of Dollars)
Revenues	$475,881	$481,786	$(5,905)
Operating income	$98,480	$104,385	$(5,905)
Net income	$126,133	$132,038	$(5,905)
Basic net income per common unit	$1.15	$1.21	$(0.06)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue-Generating Activities
Revenues for the pipeline segment are derived from interstate and intrastate pipeline transportation of refined products, crude oil and anhydrous ammonia and the applicable pipeline tariff.

Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services for which we charge additional fees, and certain of our facilities charge fees to provide marine services such as pilotage, tug assistance, line handling, launch service, emergency response services and other ship services (all of which are considered optional services).

Revenues for the fuels marketing segment are derived from the sale of petroleum products.

Within our pipeline and storage segments, we provide services on an uninterruptible and interruptible basis. Uninterruptible services within our pipeline segment typically result from contracts that contain take-or-pay minimum volume commitments (MVCs) from the customer. Contracts with MVCs obligate the customer to pay for that minimum amount. If a customer fails to meet its MVC for the applicable service period, the customer is obligated to pay a deficiency fee based upon the shortfall between the actual volumes transported or stored and the MVC for that service period (deficiency payments). In exchange, those contracts with MVCs obligate us to stand ready to transport volumes up to the customer’s MVC.

Within our storage segment, uninterruptible services arise from contracts containing a fixed monthly fee for the portion of storage capacity reserved by the customer. These contracts require the customer to pay the fixed monthly fee, regardless of whether or not it uses our storage facility (i.e., take-or-pay obligation), while we are committed to stand ready to store that volume.

Interruptible services within our pipeline and storage segments are generally provided when and to the extent we determine the requested capacity is available. The customer typically pays a per-unit rate for the actual quantities of services it receives.

Revenue Recognition
After identifying a contract with a customer, ASC Topic 606 requires us to (i) identify the performance obligations in the contract; (ii) determine the transaction price; (iii) allocate the transaction price to the performance obligations; and (iv) recognize revenue when or as we satisfy a performance obligation. For the majority of our contracts, we recognize revenue in the amount to which we have a right to invoice. Generally, payment terms do not exceed 30 days.

Performance Obligations. The majority of our contracts contain a single performance obligation. For our pipeline segment, the single performance obligation encompasses multiple activities necessary to deliver our customers’ products to their destinations. Typically, we satisfy this performance obligation over time as the product volume is delivered in or out of the pipelines. Similarly, the performance obligation for our storage segment consists of multiple activities necessary to receive, store and deliver our customers’ products. We typically satisfy this performance obligation over time as the product volume is delivered in or out of the tanks (for throughput terminal revenues) or with the passage of time (for storage terminal revenues).

Certain of our pipeline segment customer contracts include an incentive pricing structure, which provides a discounted rate for the remainder of the contract once the customer exceeds a cumulative volume. The ability to receive discounted future services represents a material right to the customer, which results in a second performance obligation in those contracts.

Product sales contracts associated with our fuels marketing segment generally include a single performance obligation to deliver specified volumes of a commodity, which we satisfy at a point in time, when the product is delivered and the customer obtains control of the commodity.

Optional services do not provide a material right to the customer, and are not considered a separate performance obligation in the contract. If and when a customer elects an optional service, it becomes part of the existing performance obligation.

Transaction Price. For uninterruptible services, we determine the transaction price at contract inception based on the guaranteed minimum amount of revenue over the term of the contract. For interruptible services and optional services, we determine the transaction price based on our right to invoice the customer for the value of services provided to the customer for the applicable period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In certain instances, our customers reimburse us for capital projects, also referred to as contributions in aid of construction (CIAC), typically as upfront payments for future services, which are included in the transaction price of the underlying service contract.

We collect taxes on certain revenue transactions to be remitted to governmental authorities, which may include sales, use, value-added and some excise taxes. These taxes are not included in the transaction price and are, therefore, excluded from revenues.

Allocation of Transaction Price. We allocate the transaction price to the single performance obligation that exists in the vast majority of our contracts with customers. For the few contracts that have a second performance obligation, such as those that include an incentive pricing structure, we calculate an average rate based on the estimated total volumes to be delivered over the term of the contract and the resulting estimated total revenue to be billed using the applicable rates in the contract. We allocate the transaction price to the two performance obligations by applying the average rate to product volumes as they are delivered to the customer over the term of the contract. Determining the timing and amount of volumes subject to these incentive pricing contracts requires judgment that can impact the amount of revenue allocated to the two separate performance obligations. We base our estimates on our analysis of expected future production information available from our customers or other sources, which we update at least quarterly.

Some of our MVC contracts include provisions that allow the customer to apply deficiency payments to future service periods (the carryforward period). In those instances, we have not satisfied our performance obligation as we still have the obligation to perform those services, subject to contractual and/or capacity constraints, at the customer’s request. At least quarterly, we assess the customer’s ability to utilize any deficiency payments during the carryforward period. If we receive a deficiency payment from a customer that we expect the customer to utilize during the carryforward period, we defer that amount as a contract liability. We will consider the performance obligation satisfied and allocate any deferred deficiency payments to our performance obligation when the customer utilizes the deficiency payment, the carryforward period ends or we determine the customer cannot or will not utilize the deficiency payment (i.e. breakage). If our contract does not allow the customer to apply deficiency payments to future service periods, we allocate the deficiency payment to the already satisfied portion of the performance obligation.

Contract Assets and Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balance as of January 1, 2018	$2,127	$(57,870)

Additions	460	(2,386)
Transfer to accounts receivable	(1,653)	—
Transfer to revenues	—	2,935
Total activity	(1,193)	549

Balance as of March 31, 2018	934	(57,321)
Less current portion	749	(13,579)
Noncurrent portion	$185	$(43,742)

Contract assets relate to performance obligations satisfied in advance of scheduled billings. Current contract assets are included in “Other current assets” and noncurrent contract assets are included in “Other long-term assets, net” on the consolidated balance sheet. Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which result from contracts with MVCs, contracts with an incentive pricing structure and CIAC payments. Current contract liabilities are included in “Accrued liabilities” and noncurrent contract liabilities are included in “Other long-term liabilities” on the consolidated balance sheet.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2018 (in thousands of dollars):

2018 (remaining)	$377,456
2019	348,414
2020	202,526
2021	141,957
2022	105,769
Thereafter	333,881
Total	$1,510,003

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with minimum volume commitment payment obligations.

Disaggregation of Revenue
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines (excluding lessor revenues)	$53,437	$36,747
Refined products and ammonia pipelines	83,299	84,493
Total pipeline segment revenues from contracts with customers	136,736	121,240
Lessor revenues	54	—
Total pipeline segment revenues	136,790	121,240

Storage segment:
Throughput terminals	20,016	20,690
Storage terminals (excluding lessor revenues)	125,350	116,960
Total storage segment revenues from contracts with customers	145,366	137,650
Lessor revenues	9,962	9,781
Total storage segment revenues	155,328	147,431

Fuels marketing segment revenues from contracts with customers	185,838	222,702

Consolidation and intersegment eliminations:	(2,075)	(3,943)

Total revenues	$475,881	$487,430

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. NET INCOME PER COMMON UNIT

Basic net income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include our general partner interest and restricted units awarded under our long-term incentive plan. We compute basic net income per common unit by dividing net income attributable to common units by the weighted-average number of common units outstanding during the period.

The following table details the calculation of net income per common unit:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income attributable to NuStar Energy L.P.	$126,133	$57,940
Less: Distributions to preferred limited partners	15,990	4,813
Less: Distributions to general partner (including incentive distribution rights)	1,141	15,255
Less: Distributions to common limited partners	55,916	101,913
Less: Distribution equivalent rights to restricted units	445	715
Distributions less than (in excess of) earnings	$52,641	$(64,756)

Net income attributable to common units:
Distributions to common limited partners	$55,916	$101,913
Allocation of distributions less than (in excess of) earnings	51,148	(63,461)
Total	$107,064	$38,452

Basic weighted-average common units outstanding	93,181,781	78,642,888

Basic net income per common unit	$1.15	$0.49

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$19,525	$3,544
Receivable from related party	133	237
Inventories	(2,687)	1,658
Other current assets	3,224	307
Increase (decrease) in current liabilities:
Accounts payable	(7,681)	(12,154)
Accrued interest payable	3,552	(6,301)
Accrued liabilities	(6,019)	(21,006)
Taxes other than income tax	(1,558)	(2,752)
Income tax payable	2,202	(2,675)
Changes in current assets and current liabilities	$10,691	$(39,142)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	current assets and current liabilities acquired during the period;

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation; and

•	changes in the fair values of our interest rate swap agreements.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$42,549	$42,146
Cash paid for income taxes, net of tax refunds received	$2,635	$4,828

15. SEGMENT INFORMATION

Our reportable business segments consist of the pipeline, storage and fuels marketing segments. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income, before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Intersegment revenues result from storage agreements with wholly owned subsidiaries of NuStar Energy at rates consistent with the rates charged to third parties for storage.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Revenues:
Pipeline	$136,790	$121,240
Storage:
Third parties	153,253	143,488
Intersegment	2,075	3,943
Total storage	155,328	147,431
Fuels marketing	185,838	222,702
Consolidation and intersegment eliminations	(2,075)	(3,943)
Total revenues	$475,881	$487,430

Operating income:
Pipeline	$57,794	$65,028
Storage	56,261	53,759
Fuels marketing	6,320	5,140
Consolidation and intersegment eliminations	(3)	—
Total segment operating income	120,372	123,927
General and administrative expenses	19,774	24,595
Other depreciation and amortization expense	2,118	2,193
Total operating income	$98,480	$97,139

Total assets by reportable segment were as follows:

	March 31, 2018	December 31, 2017
	(Thousands of Dollars)
Pipeline	$3,516,435	$3,492,417
Storage	2,761,667	2,735,563
Fuels marketing	121,489	118,746
Total segment assets	6,399,591	6,346,726
Other partnership assets	187,122	188,507
Total consolidated assets	$6,586,713	$6,535,233

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

Condensed Consolidating Balance Sheets
March 31, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$858	$26	$—	$14,244	$—	$15,128
Receivables, net	—	623	—	156,718	—	157,341
Inventories	—	1,844	11,039	16,666	—	29,549
Other current assets	139	13,905	3,538	8,397	—	25,979
Intercompany receivable	—	3,132,310	—	—	(3,132,310)	—
Total current assets	997	3,148,708	14,577	196,025	(3,132,310)	227,997
Property, plant and equipment, net	—	1,874,347	585,056	1,927,821	—	4,387,224
Intangible assets, net	—	56,174	—	715,449	—	771,623
Goodwill	—	149,453	170,652	774,556	—	1,094,661
Investment in wholly owned subsidiaries	2,881,187	19,795	1,413,835	851,975	(5,166,792)	—
Other long-term assets, net	303	70,343	27,204	7,358	—	105,208
Total assets	$2,882,487	$5,318,820	$2,211,324	$4,473,184	$(8,299,102)	$6,586,713
Liabilities and Partners’ Equity
Accounts payable	$3,309	$19,472	$5,232	$94,027	$—	$122,040
Short-term debt	—	70,000	—	—	—	70,000
Current portion of long-term debt	—	349,973	—	—	—	349,973
Accrued interest payable	—	43,921	—	53	—	43,974
Accrued liabilities	655	11,579	8,214	27,072	—	47,520
Taxes other than income tax	206	3,906	5,246	3,393	—	12,751
Income tax payable	—	902	4	5,472	—	6,378
Intercompany payable	322,257	—	1,326,659	1,483,394	(3,132,310)	—
Total current liabilities	326,427	499,753	1,345,355	1,613,411	(3,132,310)	652,636
Long-term debt, less current portion	—	3,248,763	—	57,330	—	3,306,093
Deferred income tax liability	—	1,262	12	21,758	—	23,032
Other long-term liabilities	—	43,854	14,191	54,850	—	112,895
Total partners’ equity	2,556,060	1,525,188	851,766	2,725,835	(5,166,792)	2,492,057
Total liabilities and partners’ equity	$2,882,487	$5,318,820	$2,211,324	$4,473,184	$(8,299,102)	$6,586,713

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$885	$29	$—	$23,378	$—	$24,292
Receivables, net	—	280	—	176,495	—	176,775
Inventories	—	1,686	8,611	16,560	—	26,857
Other current assets	61	11,412	4,191	6,844	—	22,508
Intercompany receivable	—	3,112,164	—	—	(3,112,164)	—
Total current assets	946	3,125,571	12,802	223,277	(3,112,164)	250,432
Property, plant and equipment, net	—	1,893,720	591,070	1,816,143	—	4,300,933
Intangible assets, net	—	58,530	—	725,949	—	784,479
Goodwill	—	149,453	170,652	777,370	—	1,097,475
Investment in wholly owned subsidiaries	2,891,371	24,162	1,301,717	790,882	(5,008,132)	—
Deferred income tax asset	—	—	—	233	—	233
Other long-term assets, net	303	65,684	27,493	8,201	—	101,681
Total assets	$2,892,620	$5,317,120	$2,103,734	$4,342,055	$(8,120,296)	$6,535,233
Liabilities and Partners’ Equity
Accounts payable	$4,078	$27,642	$13,160	$101,052	$—	$145,932
Short-term debt	—	35,000	—	—	—	35,000
Current portion of long-term debt	—	349,990	—	—	—	349,990
Accrued interest payable	—	40,402	—	47	—	40,449
Accrued liabilities	1,105	17,628	9,450	33,395	—	61,578
Taxes other than income tax	125	7,110	3,794	3,356	—	14,385
Income tax payable	—	732	4	3,436	—	4,172
Intercompany payable	322,296	—	1,277,691	1,512,177	(3,112,164)	—
Total current liabilities	327,604	478,504	1,304,099	1,653,463	(3,112,164)	651,506
Long-term debt, less current portion	—	3,201,220	—	61,849	—	3,263,069
Deferred income tax liability	—	1,262	12	20,998	—	22,272
Other long-term liabilities	—	58,806	8,861	50,630	—	118,297
Total partners’ equity	2,565,016	1,577,328	790,762	2,555,115	(5,008,132)	2,480,089
Total liabilities and partners’ equity	$2,892,620	$5,317,120	$2,103,734	$4,342,055	$(8,120,296)	$6,535,233

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$119,694	$56,274	$300,115	$(202)	$475,881
Costs and expenses	612	72,416	35,181	269,394	(202)	377,401
Operating (loss) income	(612)	47,278	21,093	30,721	—	98,480
Equity in earnings (loss) of subsidiaries	126,713	(2,249)	112,003	131,639	(368,106)	—
Interest income (expense), net	32	(50,026)	(1,571)	3,793	—	(47,772)
Other income, net	—	476	115	79,161	—	79,752
Income (loss) before income tax expense	126,133	(4,521)	131,640	245,314	(368,106)	130,460
Income tax expense	—	170	1	4,156	—	4,327
Net income (loss)	$126,133	$(4,691)	$131,639	$241,158	$(368,106)	$126,133

Comprehensive income	$126,133	$14,120	$131,639	$243,271	$(368,106)	$147,057

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$123,629	$52,241	$311,847	$(287)	$487,430
Costs and expenses	509	76,322	29,806	283,941	(287)	390,291
Operating (loss) income	(509)	47,307	22,435	27,906	—	97,139
Equity in earnings of subsidiaries	58,445	1,110	26,215	47,353	(133,123)	—
Interest income (expense), net	4	(36,914)	(1,304)	1,800	—	(36,414)
Other income, net	—	21	6	113	—	140
Income before income tax expense	57,940	11,524	47,352	77,172	(133,123)	60,865
Income tax expense	—	331	1	2,593	—	2,925
Net income	$57,940	$11,193	$47,351	$74,579	$(133,123)	$57,940

Comprehensive income	$57,940	$13,031	$47,351	$76,504	$(133,123)	$61,703

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$130,847	$16,855	$25,112	$148,287	$(197,937)	$123,164
Cash flows from investing activities:
Capital expenditures	—	(6,815)	(2,440)	(128,619)	—	(137,874)
Change in accounts payable related to capital expenditures	—	(1,946)	(5,700)	(4,372)	—	(12,018)
Proceeds from sale or disposition of assets	—	6	4	9	—	19
Proceeds from insurance recoveries	—	—	—	78,419	—	78,419
Net cash used in investing activities	—	(8,755)	(8,136)	(54,563)	—	(71,454)
Cash flows from financing activities:
Debt borrowings	—	348,411	—	1,300	—	349,711
Debt repayments	—	(268,621)	—	(5,800)	—	(274,421)
Distributions to preferred unitholders	(16,680)	(8,341)	(8,340)	(8,340)	25,021	(16,680)
Distributions to common unitholders and general partner	(115,272)	(57,636)	(57,635)	(57,645)	172,916	(115,272)
Net intercompany activity	2,053	(18,769)	48,999	(32,283)	—	—
Other, net	(975)	(3,147)	—	(62)	—	(4,184)
Net cash used in financing activities	(130,874)	(8,103)	(16,976)	(102,830)	197,937	(60,846)
Effect of foreign exchange rate changes on cash	—	—	—	(28)	—	(28)
Net decrease in cash and cash equivalents	(27)	(3)	—	(9,134)	—	(9,164)
Cash and cash equivalents as of the beginning of the period	885	29	—	23,378	—	24,292
Cash and cash equivalents as of the end of the period	$858	$26	$—	$14,244	$—	$15,128

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$103,517	$35,964	$23,855	$78,004	$(157,360)	$83,980
Cash flows from investing activities:
Capital expenditures	—	(7,671)	(1,761)	(36,300)	—	(45,732)
Change in accounts payable related to capital expenditures	—	(4,908)	(1,103)	(809)	—	(6,820)
Proceeds from sale or disposition of assets	—	1,833	6	20	—	1,859
Proceeds from Axeon term loan	—	110,000	—	—	—	110,000
Net cash provided by (used in) investing activities	—	99,254	(2,858)	(37,089)	—	59,307
Cash flows from financing activities:
Debt borrowings	—	404,166	—	6,100	—	410,266
Debt repayments	—	(451,694)	—	(3,500)	—	(455,194)
Distributions to preferred unitholders	(5,883)	(2,941)	(2,941)	(2,942)	8,824	(5,883)
Distributions to common unitholders and general partner	(99,021)	(49,511)	(49,511)	(49,514)	148,536	(99,021)
Net intercompany activity	3,196	(34,952)	31,455	301	—	—
Other, net	(1,933)	(285)	—	—	—	(2,218)
Net cash used in financing activities	(103,641)	(135,217)	(20,997)	(49,555)	157,360	(152,050)
Effect of foreign exchange rate changes on cash	—	—	—	26	—	26
Net (decrease) increase in cash and cash equivalents	(124)	1	—	(8,614)	—	(8,737)
Cash and cash equivalents as of the beginning of the period	870	5	—	35,067	—	35,942
Cash and cash equivalents as of the end of the period	$746	$6	$—	$26,453	$—	$27,205

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions and resources. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions that may cause actual results to differ materially, including the possibility that the proposed merger described in Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements,” will not be completed prior to the August 8, 2018 outside termination date, the possibility that NuStar GP Holdings, LLC will not obtain the required approvals by its unitholders, the possibility that the anticipated benefits from the proposed merger cannot be fully realized, the possibility that costs or difficulties related to the proposed merger will be greater than expected and other risk factors. Please read our Annual Report on Form 10-K for the year ended December 31, 2017, Part I, Item 1A “Risk Factors,” as well as our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) (NYSE: NSH) owns our general partner, Riverwalk Logistics, L.P., and owns an approximate 11% common limited partner interest in us as of March 31, 2018.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Merger Agreement. On February 7, 2018, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), Riverwalk Holdings, LLC and NuStar GP Holdings entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which Merger Sub will merge with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy will be the sole member of NuStar GP Holdings following the Merger. Pursuant to the Merger Agreement and at the effective time of the Merger, our partnership agreement will be amended and restated to, among other things, (i) cancel the incentive distribution rights held by our general partner, (ii) convert the 2% general partner interest in NuStar Energy held by our general partner into a non-economic management interest and (iii) provide the holders of our common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC at an annual meeting, beginning in 2019. The Merger is subject to the satisfaction or waiver of certain conditions, including approval of the Merger Agreement by NuStar GP Holdings unitholders. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Merger.

Hurricane Activity. In the third quarter of 2017, several of our facilities were affected by the hurricanes in the Caribbean and Gulf of Mexico, including our St. Eustatius terminal, which experienced the most damage and was temporarily shut down. The damage caused by the Caribbean hurricane resulted in lower revenues for our bunker fuel operations in our fuels marketing segment and lower throughput and associated handling fees in our storage segment in 2017 and in the first quarter of 2018. In January 2018, we received $87.5 million of insurance proceeds in settlement of our property damage claim for our St. Eustatius terminal, of which $9.1 million related to business interruption ($5.6 million recognized in the storage segment and $3.5 million in the fuels marketing segment). Proceeds from business interruption insurance are included in “Operating expenses” in the consolidated statements of income and in “Cash flows from operating activities” in the consolidated statements of cash flows. We recorded a $78.8 million gain in “Other income, net” in the consolidated statements of income in the first quarter of 2018 for the amount by which the insurance proceeds exceeded our expenses incurred during the period. We expect that the costs to repair the property damage at the terminal will not exceed the amount of insurance proceeds received.

Navigator Acquisition. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). We collectively refer to the acquired assets as our Permian Crude System. The assets acquired are included in our pipeline segment within the Central West System, commencing on May 4, 2017. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing.

Pipeline. We own 3,130 miles of refined product pipelines and 1,990 miles of crude oil pipelines, as well as approximately 5.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,370 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which together comprise our Central East System. The East and North Pipelines have storage capacity of approximately 6.8 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and operations of our competitors;

•	economic factors, such as commodity price volatility, that impact our fuels marketing segment; and

•
factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers.

Current Market Conditions
The price of crude oil has recovered somewhat since its sharp initial decline in 2014 and subsequent historic lows during 2015 and 2016. In 2017, global supply and demand moved into balance, which seems to have reduced crude price volatility, but crude prices remain stalled well below 2014 levels. Most energy industry experts now project continued price recovery during 2018, but the duration and degree of price improvements will depend on, among other things, changes in global supply and demand.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Financial Highlights
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,		Change
	2018	2017
Statement of Income Data:
Revenues:
Service revenues	$291,413	$266,462	$24,951
Product sales	184,468	220,968	(36,500)
Total revenues	475,881	487,430	(11,549)

Costs and expenses:
Costs associated with service revenues	178,781	155,697	23,084
Cost of product sales	176,728	207,806	(31,078)
General and administrative expenses	19,774	24,595	(4,821)
Other depreciation and amortization expense	2,118	2,193	(75)
Total costs and expenses	377,401	390,291	(12,890)

Operating income	98,480	97,139	1,341
Interest expense, net	(47,772)	(36,414)	(11,358)
Other income, net	79,752	140	79,612
Income before income tax expense	130,460	60,865	69,595
Income tax expense	4,327	2,925	1,402
Net income	$126,133	$57,940	$68,193
Basic net income per common unit	$1.15	$0.49	$0.66

Overview
Net income increased $68.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to the $78.8 million gain resulting from the insurance proceeds received for hurricane damages incurred at our St. Eustatius terminal, which was partially offset by higher interest expense.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2018	2017
Pipeline:
Refined products and ammonia pipelines throughput (barrels/day)	531,894	514,016	17,878
Crude oil pipelines throughput (barrels/day)	791,294	408,809	382,485
Total throughput (barrels/day)	1,323,188	922,825	400,363
Throughput revenues	$136,790	$121,240	$15,550
Operating expenses	42,341	33,074	9,267
Depreciation and amortization expense	36,655	23,138	13,517
Segment operating income	$57,794	$65,028	$(7,234)
Storage:
Throughput (barrels/day)	343,933	315,010	28,923
Throughput terminal revenues	$20,016	$20,690	$(674)
Storage terminal revenues	135,312	126,741	8,571
Total revenues	155,328	147,431	7,897
Operating expenses	65,825	62,139	3,686
Depreciation and amortization expense	33,242	31,533	1,709
Segment operating income	$56,261	$53,759	$2,502
Fuels Marketing:
Product sales and other revenue	$185,838	$222,702	$(36,864)
Cost of product sales	178,677	210,599	(31,922)
Gross margin	7,161	12,103	(4,942)
Operating expenses	841	6,963	(6,122)
Segment operating income	$6,320	$5,140	$1,180
Consolidation and Intersegment Eliminations:
Revenues	$(2,075)	$(3,943)	$1,868
Cost of product sales	(1,949)	(2,793)	844
Operating expenses	(123)	(1,150)	1,027
Total	$(3)	$—	$(3)
Consolidated Information:
Revenues	$475,881	$487,430	$(11,549)
Costs associated with service revenues:
Operating expenses	108,884	101,026	7,858
Depreciation and amortization expense	69,897	54,671	15,226
Total costs associated with service revenues	178,781	155,697	23,084
Cost of product sales	176,728	207,806	(31,078)
Segment operating income	120,372	123,927	(3,555)
General and administrative expenses	19,774	24,595	(4,821)
Other depreciation and amortization expense	2,118	2,193	(75)
Consolidated operating income	$98,480	$97,139	$1,341

Pipeline
Total revenues increased $15.6 million and throughputs increased 400,363 barrels per day for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to:

•	an increase in revenues of $18.4 million and an increase in throughputs of 368,189 barrels per day resulting from our Permian Crude System acquired in May 2017;

•
an increase in revenues of $2.5 million and an increase in throughputs of 4,914 barrels per day due to higher volumes in the first quarter of 2018 on our North Pipeline due to a planned turnaround at the refinery served by that pipeline in the comparable period; and

•
an increase in revenues of $0.3 million and an increase in throughputs of 19,754 barrels per day on the McKee Systems pipelines due to higher production following a fourth quarter 2017 turnaround at the refinery served by these pipelines.

These increases were partially offset by:

•
a decrease in revenues of $3.5 million and decrease in throughputs of 9,930 barrels per day on the Ammonia pipeline due to later winter weather in the first quarter of 2018 that hindered agriculture application; and

•
a decrease in revenues of $1.2 million and a decrease in throughputs of 2,613 barrels per day on the Eagle Ford System, mainly due to turnaround activity at a refinery in the Eagle Ford region, which offset an increase in Eagle Ford production.

Operating expenses increased $9.3 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to increased operating expenses of $6.8 million resulting from our acquisition of the Permian Crude System and an increase of $1.8 million related to accruals for commercial claims.

Depreciation and amortization expense increased $13.5 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to our acquisition of the Permian Crude System.

Storage
Throughput terminal revenues decreased $0.7 million while throughputs increased 28,923 barrels per day for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Throughput terminal revenues decreased $2.1 million, despite increased throughputs of 12,664 barrels per day, at our Corpus Christi North Beach terminal, due to lower rates for certain of our tanks. This decrease was partially offset by an increase in throughput terminal revenues of $1.6 million and an increase in throughputs of 20,846 barrels per day at our Central West Terminals due to increased demand in markets served by those terminals.

Storage terminal revenues increased $8.6 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to:

•
an increase of $5.2 million in domestic revenues, mainly due to an increase in storage revenues at our Linden and Selby terminals, as well as an increase in reimbursable revenues at our Piney Point and Jacksonville terminals;

•
an increase in revenues of $2.0 million at our St. Eustatius terminal, primarily due to new contracts and rate escalations, partially offset by a decrease in revenues resulting from tanks out of service for repair following damage caused by hurricane activity in the third quarter of 2017; and

•	an increase of $1.7 million at our UK and Amsterdam terminals, mainly due to the effect of foreign exchange rates and an increase in throughput and handling fees.

Operating expenses increased $3.7 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to:

•	an increase of $2.0 million in rent expense, primarily at our St. Eustatius terminal due to additional marine vessel costs;

•	an increase in salaries and wages of $1.6 million and an increase of $1.5 million in maintenance and regulatory expenses, both spread across various regions;

•	an increase of $1.3 million in reimbursable expenses at various terminals, consistent with the increase in reimbursable revenues; and

•	an increase in environmental expense of $0.8 million.

These increases were partially offset by a decrease in operating expense of $4.3 million, primarily at St. Eustatius, due to the business interruption insurance recovery in the first quarter of 2018 related to the hurricane damage in the third quarter of 2017.

Depreciation and amortization expense increased $1.7 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly as a result of the completion of various storage projects.

Fuels Marketing
Segment operating income increased $1.2 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to improved margins from our blending operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory that are expensed once the inventory is sold.

General
General and administrative expenses decreased $4.8 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to lower legal expenses in the first quarter of 2018.

Interest expense, net increased $11.4 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, mainly due to the issuance of $550.0 million of 5.625% senior notes in April 2017. Interest expense, net also increased as a result of higher borrowings and interest rates on our revolving credit agreement.

For the three months ended March 31, 2018, we recognized other income, net of $79.8 million, mainly due to a gain from insurance proceeds recognized in the first quarter of 2018 relating to hurricane damage at our St. Eustatius terminal in the third quarter of 2017.

Income tax expense increased $1.4 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to increased taxable income in certain of our taxable entities.

TRENDS AND OUTLOOK
We expect that our plan for simplification, together with the announced reset of the NuStar Energy distribution, will benefit us in 2018. Additionally, near-term incremental revenue from new projects and a recently announced acquisition, along with continued growth from our Permian Crude System, should add to the steady performance of our diverse assets in various regions in 2018.

Historically, master limited partnerships (MLPs), like NuStar Energy, have funded a large proportion of strategic capital expenditures and acquisitions from external sources, primarily through borrowings under credit facilities and issuances of equity and debt securities. In the past few years, however, the total number of, and aggregate amount raised by, MLP common equity issuances has dropped dramatically, and MLPs with low coverage and high leverage have found it increasingly difficult to issue common equity. In order to best position ourselves to meet market demands, we have implemented a comprehensive plan to simplify our structure, restore strong coverage, lower our leverage and minimize our need to access the equity capital markets.

We expect that our board of directors’ distribution reset announced in April, along with the simplification, which we hope to close during the first half of the year, will, together, strengthen our balance sheet in 2018 and beyond. We believe that the combination of the Merger, the elimination of the IDRs and the distribution reset will, in the near-term, establish a more efficient, transparent structure and improve both our distribution coverage and our ability to fund our cash requirements. In the longer-term, we expect to be able to fund a larger proportion of our capital projects with the cash generated by our operations, which should, over time, reduce our need to access capital markets to finance future growth opportunities and improve our leverage metrics.

Overall, we expect higher revenue in our pipeline segment in 2018, compared to 2017, driven by incremental revenue from new contracts, an acquisition, and growth in our Permian Crude System. We recently announced several long-term contracts with minimum volume commitments with strong, creditworthy customers to support a series of healthy-return capital projects to connect to third-party rail facilities in Corpus Christi, expand certain South Texas products pipeline systems and expand our terminal in Nuevo Laredo. We expect to benefit from incremental revenue from these projects, starting as soon as late 2018. In April, we acquired a small pipeline system that connects to our Central East System, which we expect to benefit our pipeline segment starting in second quarter of 2018. We project that the Permian Crude System will continue to grow, and we expect its positive contributions to our pipeline segment’s overall results to grow accordingly. Partially offsetting these positive factors, we expect our South Texas Crude System to generate lower revenue in 2018, as compared to 2017, due to lower rates from the expiration of some current committed shippers’ contracts in the second half of 2018.

We currently expect storage segment revenue in 2018 to be lower than 2017, due to lower rates at certain facilities with contract renewals occurring over the course of this year. We agree with the many energy experts who currently predict that backwardation, which tends to decrease demand for storage capacity in certain regional markets, will continue through 2018, and our forecast reflects lower revenues for affected facilities with contracts expiring during 2018, as compared to 2017. However, we believe we are insulated to some extent by our long-term contracts at facilities where backwardation is a driving factor, as well as the fact that many of our storage assets are located in markets in which forward pricing has little impact on rates or renewals. We saw an uptick in PDVSA’s activity at our St. Eustatius terminal, which increased the facility’s revenues for the year-to-date above our previous expectations, and our current forecast reflects the improvement we have seen thus far this year. Since PDVSA’s ability to perform in the future remains subject to significant uncertainty and risk, we continue to monitor the situation, work on replacement customer(s) and take other protective measures.

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

Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners and general partner each quarter, and this term is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors. After the Merger, our general partner will no longer receive incentive distributions or quarterly cash distributions, related to its ownership interest, from us. Additionally, on April 26, 2018, we announced that the board of directors of NuStar GP, LLC reset our quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution payable on May 14, 2018. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion regarding the Merger.

Each year, our objective is to fund our reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings under our shelf registration statements. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 describe the risks inherent to these sources of funding and the availability thereof.

During periods when our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can use other sources of Available Cash, as provided in our partnership agreement, including borrowings under our revolving credit agreement and proceeds from the sales of assets. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 describe the risks inherent in our ability to maintain or grow our distribution.

We received insurance proceeds in settlement of our property damage claim for our St. Eustatius terminal in the first quarter of 2018, which we expect to completely offset the additional reliability capital expenditures expected to repair the terminal in 2018 through 2020. Therefore, for 2018, we expect to generate sufficient cash from operations to exceed our distribution and remaining reliability capital requirements. Although we expect higher interest costs and preferred unit distributions in 2018 due to our issuances of debt and equity securities, we expect a decrease in distributions in 2018 compared to 2017 as a result of the distribution reset and Merger discussed above.

Cash Flows for the Three Months Ended March 31, 2018 and 2017
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$123,164	$83,980
Investing activities	(71,454)	59,307
Financing activities	(60,846)	(152,050)
Effect of foreign exchange rate changes on cash	(28)	26
Net decrease in cash and cash equivalents	$(9,164)	$(8,737)

Net cash provided by operating activities for the three months ended March 31, 2018 was $123.2 million, compared to $84.0 million for the three months ended March 31, 2017, mainly due to changes in working capital. Please refer to the Working Capital Requirements section below for discussion. For the three months ended March 31, 2018, the net cash provided by operating activities, combined with cash on hand, were used to fund our distributions to unitholders and our general partner in the aggregate amount of $132.0 million. The proceeds from debt borrowings and a portion of the insurance recoveries were used to fund reliability and strategic capital expenditures.

For the three months ended March 31, 2017, net cash provided by operating activities and a portion of the proceeds from the termination of the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan) of $110.0 million were used to fund our distributions to unitholders and our general partner in the aggregate amount of $104.9 million and reliability capital expenditures of $5.0 million. The remaining proceeds from the termination of the Axeon Term Loan were used to fund our strategic capital expenditures of $40.7 million and pay down a portion of our long-term debt.

Debt Sources of Liquidity
Revolving Credit Agreement. On March 28, 2018, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to increase the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) to 5.25-to-1.00 for the rolling periods ending June 30, 2018 through December 31, 2018. Subsequently, the maximum allowed consolidated debt coverage ratio may not exceed 5.00-to-1.00 for any rolling periods ending on or after March 31, 2019. The Revolving Credit Agreement was also amended to, among other things, change the definition of Change in Control in the Revolving Credit Agreement such that the proposed Merger discussed in Note 2 will not constitute a Change in Control for purposes of the Revolving Credit Agreement.

The requirement not to exceed a maximum consolidated debt coverage ratio may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2018, our maximum allowed consolidated debt coverage ratio was 5.50-to-1.00 and our actual consolidated debt coverage ratio was 5.1x. We had $804.9 million available for borrowing and letters of credit issued under the Revolving Credit Agreement totaled $3.7 million as of March 31, 2018.

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. On March 28, 2018, the Receivables Financing Agreement was amended to change the definition of Change in Control in the Receivables Financing Agreement such that the proposed Merger discussed in Note 2 will not be a Change in Control for purposes of the Receivables Financing Agreement. The amendment to the Revolving Credit Agreement also limits the amount of borrowings under the Receivables Financing Agreement to $125.0 million.

Other Debt Sources of Liquidity. Other sources of liquidity as of March 31, 2018 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.6 million remaining in trust as of March 31, 2018, supported by $370.2 million in letters of credit; and

•	two short-term line of credit agreements with an aggregate uncommitted borrowing capacity of up to $85.0 million, with $70.0 million of borrowings outstanding as of March 31, 2018.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of March 31, 2018, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures, and the amount we expect to spend for 2018:

	Strategic Capital Expenditures (a)	Reliability Capital Expenditures (b)	Total
	(Thousands of Dollars)
For the three months ended March 31:
2018	$117,992	$19,882	$137,874
2017	$40,710	$5,022	$45,732

Expected for the year ended December 31, 2018	$ 360,000 - 390,000	$ 80,000 - 100,000	$ 440,000 - 490,000

(a)
Strategic capital for the three months ended March 31, 2017 mainly consists of terminal expansions, while strategic capital for the three months ended March 31, 2018 consists of pipeline expansions on our Permian Crude System and terminal expansions.

(b)	Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals.

For the year ended December 31, 2018, we expect a significant portion of our strategic capital spending to relate to our Permian Crude System and a significant portion of reliability capital spending to relate to hurricane damage repairs at our St. Eustatius facility. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2018 may increase or decrease from the budgeted amounts. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2018, and our internal growth projects can be accelerated or scaled back, depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements are mainly affected by our accounts receivable and accounts payable balances, which vary depending on the timing of payments.

Distributions
General Partner and Common Limited Partners. The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended March 31,
	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$1,141	$2,343
General partner incentive distribution	—	12,912
Total general partner distribution	1,141	15,255
Common limited partners’ distribution	55,916	101,913
Total cash distributions	$57,057	$117,168

Cash distributions per unit applicable to common limited partners	$0.60	$1.095

Distribution payments to our general partner and common limited partners are made within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about our quarterly cash distributions to our general partner and common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2018	$0.600	$57,057	May 8, 2018	May 14, 2018
December 31, 2017	$1.095	$115,267	February 8, 2018	February 13, 2018

Preferred Units. Distributions on the 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (the Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

The following table summarizes information about our quarterly cash distributions on our Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
March 15, 2018 - June 14, 2018	$0.53125	$4,813	June 1, 2018	June 15, 2018
December 15, 2017 - March 14, 2018	$0.53125	$4,813	March 1, 2018	March 15, 2018

Series B Preferred Units:
March 15, 2018 to June 14, 2018	$0.47657	$7,339	June 1, 2018	June 15, 2018
December 15, 2017 to March 14, 2018	$0.47657	$7,339	March 1, 2018	March 15, 2018

Series C Preferred Units:
March 15, 2018 to June 14, 2018	$0.56250	$3,881	June 1, 2018	June 15, 2018
November 30, 2017 - March 14, 2018	$0.65625	$4,528	March 1, 2018	March 15, 2018

Debt Obligations
As of March 31, 2018, we were a party to the following debt agreements:

•	Revolving Credit Agreement due October 29, 2020, with $941.4 million of borrowings outstanding as of March 31, 2018;

•
7.65% senior notes due April 15, 2018 with a face value of $350.0 million; 4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and subordinated notes due January 15, 2043 with a face value of $402.5 million and a floating interest rate;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreements with $70.0 million of borrowings outstanding as of March 31, 2018; and

•	Receivables Financing Agreement due September 20, 2020, with $57.8 million of borrowings outstanding as of March 31, 2018.

We repaid our $350.0 million of 7.65% senior notes due April 15, 2018 with borrowings under our Revolving Credit Agreement at maturity.

Effective January 15, 2018, the interest rate on NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes due January 15, 2043 switched from a fixed annual rate of 7.625%, payable quarterly in arrears, to an annual rate equal to the sum of the three-month LIBOR rate for the related quarterly interest period, plus 6.734% payable quarterly, commencing with the interest payment due April 15, 2018. As of March 31, 2018, the floating interest rate was 8.5%.

Management believes that, as of March 31, 2018, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.
Credit Ratings
The following table reflects the current outlook and ratings that have been assigned to our debt:

	Standard & Poor’s Ratings Services	Moody’s Investor Service Inc.	Fitch, Inc.

Ratings	BB	Ba2	BB
Outlook	Negative	Negative	Negative

The interest rate payable on the $350.0 million of 7.65% senior notes due 2018 (the 7.65% Senior Notes) was (prior to its repayment in April 2018), and the interest rate payable on the Revolving Credit Agreement is, subject to adjustment if our credit rating is downgraded (or upgraded) by certain credit rating agencies. In February 2018, Moody’s Investor Service Inc. (Moody’s) lowered our credit rating from Ba1 to Ba2, which caused the interest rate on the 7.65% Senior Notes to increase by 0.25%, resulting in an interest rate of 8.65% applicable to the interest payment due April 15, 2018. This Moody’s downgrade also caused the interest rate on our Revolving Credit Agreement to increase by 0.25%. In March 2018, Fitch, Inc. changed our outlook from stable to negative, which did not impact interest rates on the 7.65% Senior Notes or the Revolving Credit Agreement.

Interest Rate Swaps
As of March 31, 2018 and December 31, 2017, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of March 31, 2018 and December 31, 2017, the aggregate notional amount of these forward-starting interest rate swaps was $600.0 million. In connection with the April 2018 maturity of the 7.65% Senior Notes, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $350.0 million and received $8.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
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

Contingencies
We are subject to certain loss contingencies, and we believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would not have a material adverse effect on our results of operations, financial position or liquidity, as further disclosed in Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

RELATED PARTY TRANSACTIONS
Please refer to Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our related party transactions.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

NEW ACCOUNTING PRONOUNCEMENTS
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

In connection with the April 2018 maturity of the 7.65% Senior Notes, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $350.0 million and received $8.0 million.

Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	March 31, 2018
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$350,000	$—	$450,000	$300,000	$250,000	$550,000	$1,900,000	$1,892,855
Weighted-average interest rate	8.7%	—	4.8%	6.8%	4.8%	5.6%	6.0%
Variable-rate	$—	$—	$999,239	$—	$—	$767,940	$1,767,179	$1,772,480
Weighted-average interest rate	—	—	3.6%	—	—	5.2%	4.3%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$350,000	$—	$450,000	$300,000	$250,000	$952,500	$2,302,500	$2,355,535
Weighted-average interest rate	8.4%	—	4.8%	6.8%	4.8%	6.5%	6.3%
Variable-rate	$—	$—	$955,611	$—	$—	$365,440	$1,321,051	$1,322,087
Weighted-average interest rate	—	—	3.1%	—	—	1.7%	2.7%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate	Fair Value
March 31, 2018	December 31, 2017	Period of Hedge		March 31, 2018	December 31, 2017
(Thousands of Dollars)				(Thousands of Dollars)
$350,000	$350,000	04/2018 - 04/2028	2.6%	$5,433	$(5,394)
250,000	250,000	09/2020 - 09/2030	2.8%	2,000	(4,594)
$600,000	$600,000		2.7%	$7,433	$(9,988)

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
The commodity contracts disclosed below represent only those contracts exposed to commodity price risk at the end of the period. Please refer to Note 8 of Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for the volume and related fair value of all commodity contracts.

	March 31, 2018
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	7	$85.36	N/A	$(1)
Futures – short:
(refined products)	22	N/A	$84.82	$(4)
Swaps – long:
(refined products)	33	$55.82	N/A	$(28)
Swaps – short:
(refined products)	223	N/A	$55.38	$20

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	1	$82.59	N/A	$—
Futures – short:
(refined products)	3	N/A	$83.91	$(1)
Swaps – long:
(refined products)	363	$54.98	N/A	$91
Swaps – short:
(refined products)	377	N/A	$53.90	$(503)

Total fair value of open positions exposed to commodity price risk				$(426)

	December 31, 2017
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	2	$86.88	N/A	$—
Futures – short:
(refined products)	5	N/A	$85.59	$(6)
Swaps – short:
(refined products)	149	N/A	$55.79	$(106)

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	10	$86.13	N/A	$7
Futures – short:
(refined products)	14	N/A	$85.76	$(16)
Swaps – long:
(refined products)	196	$55.05	N/A	$264
Swaps – short:
(refined products)	199	N/A	$53.76	$(525)

Total fair value of open positions exposed to commodity price risk				$(382)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

2.01
Agreement and Plan of Merger, dated as of February 7, 2018, by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, Riverwalk Holdings, LLC and NuStar GP Holdings, LLC (incorporated by reference to Exhibit 2.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed February 8, 2018 (File No. 001-16417))

10.01
First Amendment to the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, dated as of February 7, 2018 (incorporated by reference to Exhibit 10.31 to NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16417))

10.02
Form of Executive Change of Control Waiver Agreement dated effective as of February 7, 2018 (incorporated by reference to Exhibit 10.39 to NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16417))

10.03
Form of Non-employee Director Change of Control Waiver Agreement dated effective as of February 7, 2018 (incorporated by reference to Exhibit 10.40 to NuStar Energy L.P.’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16417))

10.04
Support Agreement, dated as of February 7, 2018, by and among NuStar Energy L.P., Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, Riverwalk Holdings, LLC and NuStar GP Holdings, LLC (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed February 8, 2018 (File No. 001-16417))

10.05
Third Amendment to Receivables Financing Agreement, dated as of March 28, 2018, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 28, 2018 (File No. 001-16417))

10.06
Fourth Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 28, 2018, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 28, 2018 (File No. 001-16417))

*10.07
Tenth Amendment to Letter of Credit Agreement, dated as of April 10, 2018, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

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
May 8, 2018

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 8, 2018

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 8, 2018