Form 10-Q
period 2018-09-30
NuStar Energy L.P.
filed 2018-11-06
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of October 31, 2018 was 107,045,436.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,579	$24,292
Accounts receivable, net of allowance for doubtful accounts of $9,499 and $9,948 as of September 30, 2018 and December 31, 2017, respectively	164,768	176,570
Receivable from related party	—	205
Inventories	24,761	26,857
Other current assets	62,766	22,508
Total current assets	276,874	250,432
Property, plant and equipment, at cost	6,601,221	6,243,481
Accumulated depreciation and amortization	(2,116,373)	(1,942,548)
Property, plant and equipment, net	4,484,848	4,300,933
Intangible assets, net	745,912	784,479
Goodwill	1,094,661	1,097,475
Deferred income tax asset	—	233
Other long-term assets, net	118,663	101,681
Total assets	$6,720,958	$6,535,233
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$154,212	$145,932
Short-term debt	10,500	35,000
Current portion of long-term debt	—	349,990
Accrued interest payable	30,845	40,449
Accrued liabilities	97,298	61,578
Taxes other than income tax	19,695	14,385
Income tax payable	4,576	4,172
Total current liabilities	317,126	651,506
Long-term debt, less current portion	3,376,852	3,263,069
Deferred income tax liability	23,343	22,272
Other long-term liabilities	96,911	118,297
Total liabilities	3,814,232	4,055,144

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of September 30, 2018) (Note 11)	559,844	—

Partners’ equity (Note 12):
Preferred limited partners (9,060,000 Series A preferred units, 15,400,000 Series B preferred units and 6,900,000 Series C preferred units outstanding as of September 30, 2018 and December 31, 2017)	756,303	756,603
Common limited partners (107,043,594 and 93,176,683 common units outstanding as of September 30, 2018 and December 31, 2017, respectively)	1,652,302	1,770,587
General partner	—	37,826
Accumulated other comprehensive loss	(61,723)	(84,927)
Total partners’ equity	2,346,882	2,480,089
Total liabilities, mezzanine equity and partners’ equity	$6,720,958	$6,535,233
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Service revenues	$314,512	$295,102	$908,056	$845,264
Product sales	175,851	145,464	544,392	518,220
Total revenues	490,363	440,566	1,452,448	1,363,484
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	124,451	116,590	365,007	334,016
Depreciation and amortization expense	73,424	66,989	216,934	187,062
Total costs associated with service revenues	197,875	183,579	581,941	521,078
Cost of product sales	167,118	138,078	514,695	490,363
General and administrative expenses (excluding depreciation and amortization expense)	27,817	25,003	75,572	83,202
Other depreciation and amortization expense	2,276	2,189	6,645	6,581
Total costs and expenses	395,086	348,849	1,178,853	1,101,224
Operating income	95,277	91,717	273,595	262,260
Interest expense, net	(44,825)	(45,256)	(141,533)	(127,282)
Other income (expense), net	920	(5,126)	82,084	(4,898)
Income before income tax expense	51,372	41,335	214,146	130,080
Income tax expense	3,236	2,743	10,478	7,298
Net income	$48,136	$38,592	$203,668	$122,782

Basic net (loss) income per common unit (Note 14)	$(3.49)	$0.15	$(2.50)	$0.65
Basic weighted-average common units outstanding	104,264,796	93,031,320	96,920,202	87,392,597

Comprehensive income	$53,037	$44,482	$226,872	$133,566
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$203,668	$122,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	223,579	193,643
Unit-based compensation expense	8,689	7,437
Amortization of debt related items	5,926	4,677
(Gain) loss from sale or disposition of assets	(1,264)	4,920
Gain from insurance recoveries	(78,756)	—
Deferred income tax expense (benefit)	1,340	(106)
Changes in current assets and current liabilities (Note 15)	31,243	(17,671)
(Increase) decrease in other long-term assets	(2,324)	1,233
Decrease in other long-term liabilities	(28,171)	(4,752)
Other, net	(610)	(1,148)
Net cash provided by operating activities	363,320	311,015
Cash Flows from Investing Activities:
Capital expenditures	(338,440)	(220,617)
Change in accounts payable related to capital expenditures	(18,630)	13,272
Proceeds from sale or disposition of assets	2,220	2,023
Proceeds from Axeon term loan	—	110,000
Proceeds from insurance recoveries	78,419	—
Acquisitions	(37,502)	(1,461,719)
Investment in other long-term assets	(3,280)	—
Net cash used in investing activities	(317,213)	(1,557,041)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	985,453	1,223,204
Proceeds from short-term debt borrowings	538,500	748,000
Proceeds from note offering, net of issuance costs	—	543,313
Long-term debt repayments	(1,215,498)	(1,204,739)
Short-term debt repayments	(563,000)	(734,000)
Proceeds from issuance of Series D preferred units	590,000	—
Payment of issuance costs for Series D preferred units	(34,187)	—
Proceeds from issuance of other preferred units, net of issuance costs	—	371,802
Proceeds from issuance of common units, net of issuance costs	10,000	643,858
Contributions from general partner	204	13,597
Distributions to preferred unitholders	(60,247)	(26,681)
Distributions to common unitholders and general partner	(236,549)	(331,222)
Cash consideration for Merger (Note 2)	(61,271)	—
Proceeds from termination of interest rate swaps	8,048	—
(Decrease) increase in cash book overdrafts	(27)	1,564
Other, net	(6,527)	(6,634)
Net cash (used in) provided by financing activities	(45,101)	1,242,062
Effect of foreign exchange rate changes on cash	(719)	1,637
Net increase (decrease) in cash and cash equivalents	287	(2,327)
Cash and cash equivalents as of the beginning of the period	24,292	35,942
Cash and cash equivalents as of the end of the period	$24,579	$33,615

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. As a result of the merger described below, NuStar GP Holdings, LLC (NuStar GP Holdings or NSH), which indirectly owns our general partner, became a wholly owned subsidiary of ours on July 20, 2018.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
Merger. On July 20, 2018, we completed the merger of NSH with a subsidiary of NS. Under the terms of the merger agreement, NSH unitholders received 0.55 of a common unit representing a limited partner interest in NS in exchange for each NSH unit owned at the effective time of the merger. See Note 2 for further discussion of the merger.

Issuance of units. On June 29, 2018, we issued 15,760,441 Series D Cumulative Convertible Preferred Units (Series D Preferred Units) at a price of $25.38 per unit in a private placement for net proceeds of $370.7 million. On July 13, 2018, we issued an additional 7,486,209 Series D Preferred Units at a price of $25.38 per unit in a private placement for net proceeds of $185.1 million. See Note 11 for further discussion. On June 29, 2018, we issued 413,736 common units at a price of $24.17 per unit to William E. Greehey, Chairman of the Board of Directors of NuStar GP, LLC.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three and nine months ended September 30, 2018 and 2017 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Certain previously reported amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. MERGER

On February 7, 2018, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), Riverwalk Holdings, LLC and NuStar GP Holdings entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Merger Sub merged with and into NuStar GP Holdings with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy became the sole member of NuStar GP Holdings following the Merger on July 20, 2018 (refer to the next two pages for charts depicting our organizational structure before and after the Merger). Pursuant to the Merger Agreement and at the effective time of the Merger, NuStar Energy’s partnership agreement was amended and restated to, among other things, (i) cancel the incentive distribution rights held by our general partner, (ii) convert the 2% general partner interest in NuStar Energy held by our general partner into a non-economic management interest and (iii) provide the holders of our common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC, beginning at the annual meeting in 2019.

At the effective time of the Merger, each outstanding NuStar GP Holdings common unit was converted into the right to receive 0.55 of a NuStar Energy common unit and all NuStar GP Holdings common units ceased to be outstanding. No fractional NuStar Energy common units were issued in the Merger; instead, each holder of NuStar GP Holdings’ common units otherwise entitled to receive a fractional NuStar Energy common unit received cash in lieu thereof. As a result of the Merger, we issued approximately 23.6 million NuStar Energy common units and cancelled the 10.2 million NuStar Energy common units owned by subsidiaries of NuStar GP Holdings, resulting in approximately 13.4 million incremental NuStar Energy common units outstanding after the Merger.

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

We accounted for the Merger as an equity transaction similar to a redemption or induced conversion of preferred stock. The excess of (1) the fair value of the consideration transferred in exchange for the outstanding NSH units over (2) the carrying value of the general partner interest in the Partnership was subtracted from net income available to common unitholders in the calculation of net loss per common unit attributable to the Merger as follows (in thousands of dollars, except unit and per unit data):

Consideration transferred:
Fair value of incremental NS common units issued	$335,106
NSH debt and net current liabilities assumed	52,075
Transaction costs, including accrued costs	15,897
Total consideration	403,078

Carrying value of general partner interest	25,999
Loss to common unitholders attributable to the Merger	$(377,079)

For the three months ended September 30, 2018:
Basic weighted-average common units outstanding	104,264,796
Loss per common unit attributable to the Merger	$(3.62)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following chart depicts a summary of our organizational structure as of June 30, 2018, before the Merger:

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following chart depicts a summary of our organizational structure as of September 30, 2018, after the Merger:

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS

Securities and Exchange Commission Disclosure Update and Simplification
In August 2018, the Securities and Exchange Commission (SEC) issued final rules regarding disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC requirements or GAAP. The final rules primarily eliminated or reduced certain disclosure requirements, although they also required some additional disclosures. The guidance is effective on November 5, 2018, with an exception for the new disclosure requirement to present changes in partners’ equity in interim periods, which will permit entities to begin disclosing this information in the quarter that begins after the effective date of the final rules. We elected to utilize this exception, and will begin presenting statements of partners’ equity on an interim basis beginning with the quarter ending March 31, 2019. These final rules did not have an impact on our financial position or results of operations.

Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board (FASB) issued guidance addressing a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is considered a service contract. Under the new guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and expensed over the term of the hosting arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Prospective adoption for eligible costs incurred on or after the date of adoption or retrospective adoption are permitted. We are currently evaluating whether we will adopt these provisions early and whether we will elect prospective or retrospective adoption, but we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Disclosures for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, using a retrospective approach. We are currently evaluating whether we will adopt these provisions early, but we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

Unit-Based Payments to Nonemployees
In June 2018, the FASB issued amended guidance which aligns the measurement and classification guidance for unit-based payments to nonemployees with the guidance for unit-based payments to employees, with certain exceptions. Under the amended guidance, unit-based payment awards to nonemployees will be measured at their grant date fair value. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The amended guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating whether we will adopt these provisions early, but we do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

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

Derivatives and Hedging
In August 2017, the FASB issued amended guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amended guidance also makes certain targeted improvements to simplify the application of current hedge accounting guidance. The guidance is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Certain of the new requirements should be applied prospectively, while others should be applied using a modified retrospective transition method. We currently expect to adopt the amended guidance on January 1, 2019. We do not expect the guidance to have a material impact on our financial position or results of operations, and we are assessing the impact on our disclosures.

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

Credit Losses
In June 2016, the FASB issued amended guidance that requires the use of a “current expected loss” model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. We currently expect to adopt the amended guidance on January 1, 2020, and we are assessing the impact of this amended guidance on our financial position, results of operations and disclosures. We plan to provide additional information about the expected impact at a future date.

Leases
In February 2016, the FASB issued amended guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The changes are effective for annual and interim periods beginning after December 15, 2018, and amendments should be applied using one of two modified retrospective transition methods, with the option to use certain practical expedients including those for land easements. We currently expect to adopt these provisions on January 1, 2019 through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have identified our lease arrangements, continue the process of system implementation, and have begun to evaluate internal processes and controls. We do not expect the amended guidance to have a material impact on our financial position or results of operations; however, we are continuing to evaluate the impact of the amended guidance. We intend to provide additional disclosures as required by the new standard, which we are currently assessing, in our quarterly report on Form 10-Q for the first quarter of 2019.

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

Navigator Acquisition
On April 11, 2017, we entered into a Membership Interest Purchase and Sale Agreement (the Acquisition Agreement) with FR Navigator Holdings LLC to acquire (the Navigator Acquisition) all of the issued and outstanding limited liability company interests in Navigator Energy Services, LLC (Navigator) for approximately $1.5 billion. We closed the Navigator Acquisition on May 4, 2017. We acquired crude oil transportation, pipeline gathering and storage assets located in the Midland Basin in West Texas that, along with the assets we have built since the date of the Navigator Acquisition, we collectively refer to as our Permian Crude System. The assets acquired are included in our pipeline segment. The condensed consolidated statements of comprehensive income include the results of operations for Navigator commencing on May 4, 2017.

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

The unaudited pro forma information for the nine months ended September 30, 2017 below presents the combined historical financial information for Navigator and the Partnership for those periods. This information assumes:

•	we completed the Navigator Acquisition on January 1, 2017;

•	we issued approximately 14.4 million common units;

•	we received a contribution from our general partner of $13.6 million to maintain the 2% general partner economic interest it owned at that time;

•	we issued 15.4 million Series B Preferred Units;

•	we issued $550.0 million of 5.625% senior notes;

•
additional depreciation and amortization that would have been incurred assuming the fair value adjustments to property, plant and equipment and intangible assets reflected in the purchase price allocation above; and

•	we satisfied Navigator’s outstanding obligations under its revolving credit agreement.

Nine Months Ended September 30, 2017
(Thousands of Dollars, Except Per Unit Data)
Revenues	$1,377,883
Net income	$102,251
Basic net income per common unit	$0.31

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

5. DEBT

Revolving Credit Agreement
On June 29, 2018, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to exclude the Series D Preferred Units from the definition of “Indebtedness.” Additionally, the amendment reduced the total amount available for borrowing from $1.75 billion to $1.575 billion, effective June 29, 2018, with a further reduction to $1.4 billion, effective December 28, 2018. The Revolving Credit Agreement was also amended to, among other things, add a minimum consolidated interest coverage ratio (as defined in the Revolving Credit Agreement), which must not be less than 1.75-to-1.00 for each rolling period of four quarters, beginning with the rolling period ending June 30, 2018.

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

The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2018, we had $563.9 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In February 2018, Moody’s Investor Service Inc. (Moody’s) lowered our credit rating from Ba1 to Ba2. This rating downgrade caused the interest rate on our Revolving Credit Agreement to increase by 0.25% effective February 2018. As of September 30, 2018, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 4.0%, and we had $1.0 billion outstanding.

NuStar Logistics Senior Notes
The credit rating downgrade by Moody’s in February 2018 increased the interest rate on our $350.0 million of 7.65% senior notes by 0.25%, resulting in an interest rate of 8.65% applicable to the interest payment due April 15, 2018. We repaid these notes on April 15, 2018 with borrowings under our Revolving Credit Agreement.

NuStar Logistics Subordinated Notes
Effective January 15, 2018, the interest rate on NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes due January 15, 2043 switched from a fixed annual rate of 7.625%, payable quarterly in arrears, to an annual rate equal to the sum of the three-month LIBOR for the related quarterly interest period, plus 6.734% payable quarterly, commencing with the interest payment due April 15, 2018. As of September 30, 2018, the interest rate was 9.1%.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of September 30, 2018 was 3.1%. As of September 30, 2018, $104.9 million of our accounts receivable, net of allowance for doubtful accounts, are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $63.7 million as of September 30, 2018, which is included in “Long-term debt” on the consolidated balance sheet. On March 28, 2018, the Receivables Financing Agreement was amended to change the definition of Change in Control in the Receivables Financing Agreement such that the Merger discussed in Note 2 would not be a Change in Control for purposes of the Receivables Financing Agreement.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $2.9 million for contingent losses as of September 30, 2018 and $7.3 million as of December 31, 2017. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Recurring Fair Value Measurements
The following assets and liabilities are measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other long-term assets, net:
Interest rate swaps	$—	$8,031	$—	$8,031
Liabilities:
Accrued liabilities:
Commodity derivatives	$(276)	$—	$—	$(276)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Assets:
Other current assets:
Product imbalances	$3,890	$—	$—	$3,890
Liabilities:
Accrued liabilities:
Product imbalances	$(1,534)	$—	$—	$(1,534)
Commodity derivatives	(878)	—	—	(878)
Interest rate swaps	—	(5,394)	—	(5,394)
Other long-term liabilities:
Interest rate swaps	—	(4,594)	—	(4,594)
Total liabilities	$(2,412)	$(9,988)	$—	$(12,400)

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

The estimated fair values and carrying amounts of long-term debt, including the current portion, were as follows:

	September 30, 2018	December 31, 2017
	(Thousands of Dollars)
Fair value	$3,409,199	$3,677,622
Carrying amount	$3,376,852	$3,613,059

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Risk
We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of September 30, 2018 and December 31, 2017, the aggregate notional amount of forward-starting interest rate swaps totaled $250.0 million and $600.0 million, respectively. In April 2018, in connection with the maturity of the 7.65% senior notes due April 15, 2018, we terminated forward-starting interest rate swaps with an aggregate notional amount of $350.0 million and received $8.0 million. The termination payments are included in cash flows from financing activities on the consolidated statements of cash flows. During the third quarter of 2018, we determined that one forecasted interest payment was probable not to occur, and we reclassified $0.3 million from AOCI to “Interest expense, net.”

Commodity Price Risk
We are exposed to market risks related to the volatility of petroleum product prices. In order to reduce the risk of commodity price fluctuations with respect to our petroleum product inventories and related firm commitments to purchase and/or sell such inventories, we utilize commodity futures and swap contracts, which qualify, and we designate, as fair value hedges. Derivatives that are intended to hedge our commodity price risk but fail to qualify as fair value hedges are considered economic hedges, and we record associated gains and losses in net income. Our risk management committee oversees our trading controls and procedures and certain aspects of commodity and trading risk management. Our risk management committee also reviews all new commodity and trading risk management strategies in accordance with our risk management policy, as approved by our board of directors. We ceased marketing crude oil in the second quarter of 2017 and exited our heavy fuels trading operations in the third quarter of 2017, thereby reducing our overall hedging activity.

The volume of commodity contracts is based on open derivative positions and represents the combined volume of our long and short open positions on an absolute basis, which totaled 0.2 million and 1.2 million barrels as of September 30, 2018 and December 31, 2017, respectively. We had $0.4 million and $0.3 million of margin deposits as of September 30, 2018 and December 31, 2017, respectively.

The fair values of our derivative instruments included in our consolidated balance sheets were as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
		(Thousands of Dollars)
Derivatives Designated as Hedging Instruments:
Interest rate swaps	Other long-term assets, net	$8,031	$—	$—	$—
Commodity contracts	Accrued liabilities	28	—	(296)	(112)
Interest rate swaps	Accrued liabilities	—	—	—	(5,394)
Interest rate swaps	Other long-term liabilities	—	—	—	(4,594)
Total		8,059	—	(296)	(10,100)

Derivatives Not Designated as Hedging Instruments:
Commodity contracts	Accrued liabilities	5	742	(13)	(1,508)

Total Derivatives		$8,064	$742	$(309)	$(11,608)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain of our derivative instruments are eligible for offset in the consolidated balance sheets and subject to master netting arrangements. Under our master netting arrangements, there is a legally enforceable right to offset amounts, and we intend to settle such amounts on a net basis. The following are the net amounts presented on the consolidated balance sheets:

Commodity Contracts	September 30, 2018	December 31, 2017
	(Thousands of Dollars)
Net amounts of liabilities presented in the consolidated balance sheets	$(276)	$(878)

We recognize the impact of our commodity contracts on earnings in “Cost of product sales” on the condensed consolidated statements of comprehensive income, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars)
Derivatives Designated as Fair Value Hedging Instruments:
(Loss) gain recognized in income on derivative	$(294)	$(1,134)	$(1,597)	$1,327
(Loss) gain recognized in income on hedged item	(221)	1,111	997	(1,036)
(Loss) gain recognized in income for ineffective portion	$(515)	$(23)	$(600)	$291

Derivatives Not Designated as Hedging Instruments:
Loss recognized in income on derivative	$(209)	$(132)	$(439)	$(218)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars)
Derivatives Designated as Cash Flow Hedging Instruments:
Gain (loss) recognized in other comprehensive income on derivative (effective portion)	$3,540	$(2,064)	$26,067	$(10,005)
Loss reclassified from AOCI into interest expense, net (effective portion)	$(1,719)	$(1,584)	$(4,271)	$(5,112)

As of September 30, 2018, we expect to reclassify a loss of $4.0 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

10. EMPLOYEE BENEFIT PLANS

NuStar’s Pension Plan is a qualified non-contributory defined benefit pension plan that provides eligible U.S. employees with retirement income as calculated under a cash balance formula. NuStar’s Excess Pension Plan is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. The Pension Plan and Excess Pension Plan are collectively referred to as the Pension Plans. In September 2018, we contributed $11.0 million to the Pension Plans.

We also sponsor a contributory medical benefits plan for U.S. employees who retired prior to April 1, 2014. For employees who retire on or after April 1, 2014, we provide partial reimbursement for eligible third-party health care premiums.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2018	2017	2018	2017
	(Thousands of Dollars)
For the three months ended September 30:
Service cost	$2,405	$2,239	$126	$115
Interest cost	1,206	1,127	107	107
Expected return on assets	(1,854)	(1,603)	—	—
Amortization of prior service credit	(515)	(515)	(286)	(286)
Amortization of net loss	544	371	53	47
Net periodic benefit cost (income)	$1,786	$1,619	$—	$(17)

For the nine months ended September 30:
Service cost	$7,216	$6,717	$378	$341
Interest cost	3,618	3,381	322	323
Expected return on assets	(5,563)	(4,808)	—	—
Amortization of prior service credit	(1,543)	(1,546)	(859)	(858)
Amortization of net loss	1,631	1,113	160	143
Net periodic benefit cost (income)	$5,359	$4,857	$1	$(51)

11. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Purchase Agreement and Issuance of Series D Preferred Units
On June 26, 2018, the Partnership entered into a purchase agreement (the Series D Preferred Unit Purchase Agreement) with investment funds, accounts and entities (collectively, the Purchasers) managed by EIG Management Company, LLC and FS/EIG Advisors, LLC to issue and sell $590.0 million of Series D Preferred Units in a private placement. The Partnership issued a total of 23,246,650 Series D Preferred Units to the Purchasers at a price of $25.38 per Series D Preferred Unit (the Series D Preferred Unit Purchase Price). At the initial closing on June 29, 2018 (the Initial Closing), the Purchasers purchased 15,760,441 Series D Preferred Units for $400.0 million, and we received net proceeds of $370.7 million. The Purchasers purchased the remaining 7,486,209 Series D Preferred Units for $190.0 million at a second closing on July 13, 2018. The aggregate net proceeds to the Partnership from the sale of the Series D Preferred Units of $555.8 million, including deductions for a 3.5% transaction fee of $20.7 million paid to the Purchasers and other issuance costs of $13.5 million, were used for general partnership purposes, including repayment of outstanding borrowings under our Revolving Credit Agreement.

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

Series D Preferred Units Distributions
Distributions on the Series D Preferred Units accrue and are cumulative from the issuance dates and are payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018 to holders of record on the first business day of each payment month. The distribution rate on the Series D Preferred Units is: (i) 9.75% per annum for the first two years; (ii) 10.75% per annum for years three through five; and (iii) the greater of 13.75% per annum or the common unit distribution rate thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. For the four distribution periods beginning with the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

initial Series D Preferred Unit distribution, the Series D Preferred Unit distributions may be paid, in the Partnership’s sole discretion, in (i) cash or (ii) a combination of additional Series D Preferred Units and cash, provided that up to 50% of the distribution amount may be paid in additional Series D Preferred Units. Thereafter, any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

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

In October 2018, our board of directors declared a distribution of $0.619 per Series D Preferred Unit to be paid on December 17, 2018 to holders of record as of December 3, 2018. In July 2018, our board of directors declared an initial distribution of $0.525 per Series D Preferred Unit issued on June 29, 2018 and an initial distribution of $0.431 per Series D Preferred Unit issued on July 13, 2018, which were both paid on September 17, 2018 to holders of record as of September 4, 2018.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Registration Rights Agreement
On June 29, 2018, in connection with the Initial Closing and pursuant to the Series D Preferred Unit Purchase Agreement, the Partnership entered into a Registration Rights Agreement (the Registration Rights Agreement) with the Purchasers relating to the registration of the Series D Preferred Units and common units issuable upon conversion of the Series D Preferred Units (the Common Unit Registrable Securities, and, collectively with the Series D Preferred Units, the Registrable Securities). Pursuant to the Registration Rights Agreement, the Partnership is required to use its commercially reasonable efforts to file a registration statement and to cause such registration statement to become effective: (i) with respect to the Common Unit Registrable Securities, no later than one year after the Initial Closing; and (ii) with respect to the Series D Preferred Units, after the second anniversary of the Initial Closing, no later than one year after receipt by the Partnership of a written request from holders holding a majority of the Series D Preferred Units to register the Series D Preferred Units. If the Partnership fails to cause such registration statements to become effective by such dates, the Partnership will be required to pay certain amounts to the holders of the Registrable Securities as liquidated damages.

Series D Preferred Units Accounting Treatment
The Series D Preferred Units include redemption provisions at the option of the holders of the Series D Preferred Units and upon a Series D Change of Control (as defined in the partnership agreement), which are outside the Partnership’s control. Therefore, the Series D Preferred Units are presented in the mezzanine section of the consolidated balance sheets. The Series D Preferred Units have been recorded at their issuance date fair value, net of issuance costs. We reassess the presentation of the Series D Preferred Units in our consolidated balance sheets on a quarterly basis.

The Series D Preferred Units are subject to accretion from their carrying value at the issuance date to the redemption value, which is based on the redemption right of the Series D Preferred Unit holders that may be exercised at any time on or after June 29, 2028, using the effective interest method over a period of ten years. In the calculation of net income per unit, the accretion will be treated in the same manner as a distribution and deducted from net income to arrive at net income attributable to common units.

Series D Preferred Units Activity
The following table summarizes changes to our mezzanine equity:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Thousands of Dollars)
Beginning balance	$370,711	$—
Net income	13,848	14,060
Distributions to partners	(13,848)	(14,060)
Issuance of units	185,102	555,813
Series D Preferred Unit accretion	4,031	4,031
Ending balance	$559,844	$559,844

12. PARTNERS' EQUITY

Please refer to Note 2 for a discussion of the Merger.

Issuance of Common Units
On June 29, 2018, we issued 413,736 common units at a price of $24.17 per unit to William E. Greehey, Chairman of the Board of Directors of NuStar GP, LLC. We used the proceeds of $10.2 million from the sale of these units, including a contribution of $0.2 million from our general partner to maintain the 2% general partner economic interest it owned at that time, for general partnership purposes.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Partners’ Equity Activity
The following table summarizes changes to our partners’ equity, which excludes the carrying value of the Series D Preferred Units (in thousands of dollars):

Balance as of January 1, 2018	$2,480,089
Net income	189,608
Unit-based compensation	6,559
Other comprehensive income	23,204
Distributions to partners	(284,605)
Issuance of common units, including contribution from general partner	10,204
Adjustments related to the Merger (refer to Note 2 for discussion)	(67,972)
Series D Preferred Unit accretion (refer to Note 11 for discussion)	(4,031)
Other	(6,174)
Balance as of September 30, 2018	$2,346,882

Cash Distributions
General Partner and Common Limited Partners. We make quarterly distributions to common unitholders, and, prior to the Merger, made quarterly distributions to the general partner of 100% of our available cash, generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units. Prior to the Merger, our available cash was distributed based on the percentages shown below:

	Percentage of Distribution
Quarterly Distribution Amount per Common Unit	Common Unitholders	General Partner Including Incentive Distributions
Up to $0.60	98%	2%
Above $0.60 up to $0.66	90%	10%
Above $0.66	75%	25%

The general partner was not allocated distributions beginning with the second quarter of 2018 as a result of the Merger, which was effective prior to the record date for the second quarter distribution. Beginning with the second quarter of 2018, the common limited partners’ distribution includes the additional common units issued in exchange for previously outstanding NSH units because the Merger closed prior to the common unit distribution record date for the second quarter of 2018. The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$—	$2,302	$1,141	$6,947
General partner incentive distribution	—	10,912	—	34,736
Total general partner distribution	—	13,214	1,141	41,683
Common limited partners’ distribution	64,248	101,870	184,369	305,652
Total cash distributions	$64,248	$115,084	$185,510	$347,335

Cash distributions per unit applicable to common limited partners	$0.60	$1.095	$1.800	$3.285

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our quarterly cash distributions to our general partner, prior to the Merger, and to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2018	$0.600	$64,248	November 8, 2018	November 14, 2018
June 30, 2018	$0.600	$64,205	August 7, 2018	August 13, 2018
March 31, 2018	$0.600	$57,057	May 8, 2018	May 14, 2018
December 31, 2017	$1.095	$115,267	February 8, 2018	February 13, 2018

Preferred Units. The following table summarizes information about our cash distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
September 15, 2018 - December 14, 2018	$0.53125	$4,813	December 3, 2018	December 17, 2018
June 15, 2018 - September 14, 2018	$0.53125	$4,813	September 4, 2018	September 17, 2018
March 15, 2018 - June 14, 2018	$0.53125	$4,813	June 1, 2018	June 15, 2018
December 15, 2017 - March 14, 2018	$0.53125	$4,813	March 1, 2018	March 15, 2018

Series B Preferred Units:
September 15, 2018 - December 14, 2018	$0.47657	$7,339	December 3, 2018	December 17, 2018
June 15, 2018 - September 14, 2018	$0.47657	$7,339	September 4, 2018	September 17, 2018
March 15, 2018 - June 14, 2018	$0.47657	$7,339	June 1, 2018	June 15, 2018
December 15, 2017 - March 14, 2018	$0.47657	$7,339	March 1, 2018	March 15, 2018

Series C Preferred Units:
September 15, 2018 to December 14, 2018	$0.56250	$3,881	December 3, 2018	December 17, 2018
June 15, 2018 to September 14, 2018	$0.56250	$3,881	September 4, 2018	September 17, 2018
March 15, 2018 to June 14, 2018	$0.56250	$3,881	June 1, 2018	June 15, 2018
November 30, 2017 - March 14, 2018	$0.65625	$4,528	March 1, 2018	March 15, 2018

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2018	$(51,603)	$(24,304)	$(9,020)	$(84,927)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(6,536)	26,067	—	19,531
Net gain on pension costs reclassified into other income, net	—	—	(611)	(611)
Net loss on cash flow hedges reclassified into interest expense, net	—	4,271	—	4,271
Other	60	—	(47)	13
Other comprehensive (loss) income	(6,476)	30,338	(658)	23,204
Balance as of September 30, 2018	$(58,079)	$6,034	$(9,678)	$(61,723)

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

	As Reported	Without Adoption of ASC Topic 606	Effect of Change Higher/(Lower)
	(Thousands of Dollars, Except Per Unit Data)
For the three months ended September 30, 2018:
Revenues	$490,363	$490,799	$(436)
Operating income	$95,277	$95,713	$(436)
Net income	$48,136	$48,572	$(436)
Basic net loss per common unit	$(3.49)	$(3.49)	$—

For the nine months ended September 30, 2018:
Revenues	$1,452,448	$1,457,231	$(4,783)
Operating income	$273,595	$278,378	$(4,783)
Net income	$203,668	$208,451	$(4,783)
Basic net loss per common unit	$(2.50)	$(2.45)	$(0.05)

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

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balance as of January 1, 2018	$2,127	$(60,464)

Additions	1,086	(64,492)
Transfer to accounts receivable	(2,576)	—
Transfer to revenues	—	42,417
Total activity	(1,490)	(22,075)

Balance as of September 30, 2018	637	(82,539)
Less current portion	227	(45,456)
Noncurrent portion	$410	$(37,083)

Contract assets relate to performance obligations satisfied in advance of scheduled billings. Current contract assets are included in “Other current assets” and noncurrent contract assets are included in “Other long-term assets, net” on the consolidated balance sheet. Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which may result from contracts with MVCs, contracts with an incentive pricing structure and CIAC payments. Current contract liabilities are included in “Accrued liabilities” and noncurrent contract liabilities are included in “Other long-term liabilities” on the consolidated balance sheet.

In the third quarter of 2018, we entered into an agreement whereby our customer transferred ownership of crude oil to us, and we agreed to sell the crude oil and apply the proceeds as a non-refundable, one-time payment of storage fees. At the time of the agreement, we recognized a contract liability and a current asset, included in “Other current assets” on the consolidated balance sheet, of $37.5 million.

In the second quarter of 2018, one customer for whom we had recorded a contract liability to perform future services elected not to extend the term of its terminal storage contract, thus reducing our future performance obligation. As a result, we reduced the related contract liability and recognized $9.0 million in revenue.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of September 30, 2018 (in thousands of dollars):

2018 (remaining)	$126,787
2019	411,841
2020	255,824
2021	171,557
2022	130,517
Thereafter	434,274
Total	$1,530,800

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with MVC payment obligations.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines (excluding lessor revenues)	$67,543	$53,490	$181,487	$137,276
Refined products and ammonia pipelines	95,300	83,936	268,368	248,130
Total pipeline segment revenues from contracts with customers	162,843	137,426	449,855	385,406
Lessor revenues	—	—	54	—
Total pipeline segment revenues	162,843	137,426	449,909	385,406

Storage segment:
Throughput terminals	21,143	21,120	61,300	63,932
Storage terminals (excluding lessor revenues)	123,024	127,169	375,721	370,784
Total storage segment revenues from contracts with customers	144,167	148,289	437,021	434,716
Lessor revenues	9,963	9,782	29,887	29,345
Total storage segment revenues	154,130	158,071	466,908	464,061

Fuels marketing segment revenues from contracts with customers	175,109	147,463	541,430	524,083

Consolidation and intersegment eliminations	(1,719)	(2,394)	(5,799)	(10,066)

Total revenues	$490,363	$440,566	$1,452,448	$1,363,484

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. NET (LOSS) INCOME PER COMMON UNIT

Basic net (loss) income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plan and, prior to the Merger, included our general partner’s interest. We compute basic net (loss) income per common unit by dividing net (loss) income attributable to common units by the weighted-average number of common units outstanding during the period.

As discussed in Note 11, the Series D Preferred Units are convertible into common units at the option of the holder at any time on or after June 29, 2028. As such, we calculated the dilutive effect of the Series D Preferred Units using the if-converted method. For the three and nine months ended September 30, 2018, the effect of the assumed conversion of the 23,246,650 Series D Preferred Units outstanding as of September 30, 2018 was antidilutive; therefore, we did not include such conversion in the computation of diluted net (loss) income per common unit.

The following table details the calculation of net (loss) income per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$48,136	$38,592	$203,668	$122,782
Distributions to preferred limited partners	(29,881)	(12,153)	(62,116)	(26,916)
Distributions to general partner (including incentive distribution rights)	—	(13,214)	(1,141)	(41,683)
Distributions to common limited partners	(64,248)	(101,870)	(184,369)	(305,652)
Distribution equivalent rights to restricted units	(473)	(707)	(1,398)	(2,134)
Distributions in excess of earnings	$(46,466)	$(89,352)	$(45,356)	$(253,603)

Distributions to common limited partners	$64,248	$101,870	$184,369	$305,652
Allocation of distributions in excess of earnings	(46,466)	(87,565)	(45,378)	(248,531)
Series D Preferred Unit accretion (refer to Note 11)	(4,031)	—	(4,031)	—
Loss to common unitholders attributable to the Merger (refer to Note 2)	(377,079)	—	(377,079)	—
Net (loss) income attributable to common units:	$(363,328)	$14,305	$(242,119)	$57,121

Basic weighted-average common units outstanding	104,264,796	93,031,320	96,920,202	87,392,597

Basic net (loss) income per common unit	$(3.49)	$0.15	$(2.50)	$0.65

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2018	2017
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$11,530	$24,538
Receivable from related party	160	236
Inventories	2,079	15,497
Other current assets	(953)	1,176
Increase (decrease) in current liabilities:
Accounts payable	18,082	(52,910)
Accrued interest payable	(9,700)	7,829
Accrued liabilities	4,830	(10,702)
Taxes other than income tax	4,809	279
Income tax payable	406	(3,614)
Changes in current assets and current liabilities	$31,243	$(17,671)
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	current assets and current liabilities acquired during the period;

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation; and

•	changes in the fair values of our interest rate swap agreements.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2018	2017
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$145,089	$112,335
Cash paid for income taxes, net of tax refunds received	$8,490	$10,090

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars)
Revenues:
Pipeline	$162,843	$137,426	$449,909	$385,406
Storage:
Third parties	152,411	155,677	461,109	453,995
Intersegment	1,719	2,394	5,799	10,066
Total storage	154,130	158,071	466,908	464,061
Fuels marketing	175,109	147,463	541,430	524,083
Consolidation and intersegment eliminations	(1,719)	(2,394)	(5,799)	(10,066)
Total revenues	$490,363	$440,566	$1,452,448	$1,363,484

Operating income:
Pipeline	$77,021	$61,119	$197,794	$179,015
Storage	46,459	59,323	146,904	169,131
Fuels marketing	1,890	(1,532)	11,114	3,897
Consolidation and intersegment eliminations	—	(1)	—	—
Total segment operating income	125,370	118,909	355,812	352,043
General and administrative expenses	27,817	25,003	75,572	83,202
Other depreciation and amortization expense	2,276	2,189	6,645	6,581
Total operating income	$95,277	$91,717	$273,595	$262,260

Total assets by reportable segment were as follows:

	September 30, 2018	December 31, 2017
	(Thousands of Dollars)
Pipeline	$3,606,413	$3,492,417
Storage	2,787,886	2,735,563
Fuels marketing	132,497	118,746
Total segment assets	6,526,796	6,346,726
Other partnership assets	194,162	188,507
Total consolidated assets	$6,720,958	$6,535,233

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

Condensed Consolidating Balance Sheets
September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,164	$4,238	$—	$19,177	$—	$24,579
Receivables, net	—	82	—	164,686	—	164,768
Inventories	—	1,875	6,822	16,064	—	24,761
Other current assets	122	16,961	1,284	44,399	—	62,766
Intercompany receivable	187,967	2,726,465	—	—	(2,914,432)	—
Total current assets	189,253	2,749,621	8,106	244,326	(2,914,432)	276,874
Property, plant and equipment, net	—	1,846,330	619,284	2,019,234	—	4,484,848
Intangible assets, net	—	51,463	—	694,449	—	745,912
Goodwill	—	149,453	170,652	774,556	—	1,094,661
Investment in wholly owned subsidiaries	2,793,521	29,961	1,450,865	849,825	(5,124,172)	—
Other long-term assets, net	303	77,144	26,861	14,355	—	118,663
Total assets	$2,983,077	$4,903,972	$2,275,768	$4,596,745	$(8,038,604)	$6,720,958
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$13,636	$26,423	$5,935	$108,218	$—	$154,212
Short-term debt	—	10,500	—	—	—	10,500
Accrued interest payable	—	30,785	—	60	—	30,845
Accrued liabilities	929	16,608	7,971	71,790	—	97,298
Taxes other than income tax	63	7,152	5,893	6,587	—	19,695
Income tax payable	—	364	—	4,212	—	4,576
Intercompany payable	—	—	1,393,208	1,521,224	(2,914,432)	—
Total current liabilities	14,628	91,832	1,413,007	1,712,091	(2,914,432)	317,126
Long-term debt, less current portion	—	3,313,528	—	63,324	—	3,376,852
Deferred income tax liability	—	1,262	12	22,069	—	23,343
Other long-term liabilities	—	45,099	13,124	38,688	—	96,911
Series D preferred units	559,844	—	—	—	—	559,844
Total partners’ equity	2,408,605	1,452,251	849,625	2,760,573	(5,124,172)	2,346,882
Total liabilities, mezzanine equity and partners’ equity	$2,983,077	$4,903,972	$2,275,768	$4,596,745	$(8,038,604)	$6,720,958

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$127,165	$62,981	$300,323	$(106)	$490,363
Costs and expenses	600	76,932	40,497	277,163	(106)	395,086
Operating (loss) income	(600)	50,233	22,484	23,160	—	95,277
Equity in earnings of subsidiaries	48,668	9,405	13,884	34,607	(106,564)	—
Interest income (expense), net	68	(45,532)	(1,882)	2,521	—	(44,825)
Other income, net	—	468	119	333	—	920
Income before income tax expense	48,136	14,574	34,605	60,621	(106,564)	51,372
Income tax expense	—	82	—	3,154	—	3,236
Net income	$48,136	$14,492	$34,605	$57,467	$(106,564)	$48,136

Comprehensive income	$48,136	$19,751	$34,605	$57,109	$(106,564)	$53,037

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$127,980	$58,871	$253,854	$(139)	$440,566
Costs and expenses	332	77,668	38,709	232,279	(139)	348,849
Operating (loss) income	(332)	50,312	20,162	21,575	—	91,717
Equity in earnings (loss) of subsidiaries	38,896	(4,558)	20,809	39,508	(94,655)	—
Interest income (expense), net	28	(46,247)	(1,455)	2,418	—	(45,256)
Other income (expense), net	—	57	(8)	(5,175)	—	(5,126)
Income (loss) before income tax expense	38,592	(436)	39,508	58,326	(94,655)	41,335
Income tax expense	—	115	1	2,627	—	2,743
Net income (loss)	$38,592	$(551)	$39,507	$55,699	$(94,655)	$38,592

Comprehensive income (loss)	$38,592	$(1,031)	$39,507	$62,069	$(94,655)	$44,482

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$364,721	$185,760	$902,422	$(455)	$1,452,448
Costs and expenses	1,750	235,936	118,002	823,620	(455)	1,178,853
Operating (loss) income	(1,750)	128,785	67,758	78,802	—	273,595
Equity in earnings of subsidiaries	205,281	8,848	149,032	211,919	(575,080)	—
Interest income (expense), net	137	(145,915)	(5,177)	9,422	—	(141,533)
Other income, net	—	2,792	307	78,985	—	82,084
Income (loss) before income tax expense	203,668	(5,490)	211,920	379,128	(575,080)	214,146
Income tax expense	—	313	1	10,164	—	10,478
Net income (loss)	$203,668	$(5,803)	$211,919	$368,964	$(575,080)	$203,668

Comprehensive income	$203,668	$24,535	$211,919	$361,830	$(575,080)	$226,872

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$380,504	$161,689	$822,064	$(773)	$1,363,484
Costs and expenses	1,327	237,086	106,296	757,288	(773)	1,101,224
Operating (loss) income	(1,327)	143,418	55,393	64,776	—	262,260
Equity in earnings (loss) of subsidiaries	124,073	(10,625)	69,770	121,002	(304,220)	—
Interest income (expense), net	36	(129,551)	(4,160)	6,393	—	(127,282)
Other income (expense), net	—	140	1	(5,039)	—	(4,898)
Income before income tax expense	122,782	3,382	121,004	187,132	(304,220)	130,080
Income tax expense	—	81	3	7,214	—	7,298
Net income	$122,782	$3,301	$121,001	$179,918	$(304,220)	$122,782

Comprehensive income (loss)	$122,782	$(1,592)	$121,001	$195,595	$(304,220)	$133,566

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$296,475	$60,254	$90,482	$361,320	$(445,211)	$363,320
Cash flows from investing activities:
Capital expenditures	—	(32,270)	(14,002)	(292,168)	—	(338,440)
Change in accounts payable related to capital expenditures	—	2,063	(6,209)	(14,484)	—	(18,630)
Proceeds from sale or disposition of assets	—	1,464	20	736	—	2,220
Proceeds from insurance recoveries	—	—	—	78,419	—	78,419
Acquisitions	—	—	(37,502)	—	—	(37,502)
Investment in other long-term assets	—	—	—	(3,280)	—	(3,280)
Net cash used in investing activities	—	(28,743)	(57,693)	(230,777)	—	(317,213)
Cash flows from financing activities:
Debt borrowings	—	1,498,853	—	25,100	—	1,523,953
Debt repayments	—	(1,754,798)	—	(23,700)	—	(1,778,498)
Issuance of Series D preferred units	590,000	—	—	—	—	590,000
Payment of issuance costs for Series D preferred units	(34,187)	—	—	—	—	(34,187)
Issuance of common units	10,000	—	—	—	—	10,000
General partner contribution	204	—	—	—	—	204
Distributions to preferred unitholders	(60,249)	(30,123)	(30,124)	(30,123)	90,372	(60,247)
Distributions to common unitholders and general partner	(236,549)	(118,275)	(118,274)	(118,290)	354,839	(236,549)
Cash consideration for Merger (Note 2)	(61,411)	—	—	140	—	(61,271)
Proceeds from termination of interest rate swaps	—	8,048	—	—	—	8,048
Net intercompany activity	(501,574)	373,055	115,609	12,910	—	—
Other, net	(2,430)	(4,062)	—	(62)	—	(6,554)
Net cash used in financing activities	(296,196)	(27,302)	(32,789)	(134,025)	445,211	(45,101)
Effect of foreign exchange rate changes on cash	—	—	—	(719)	—	(719)
Net increase (decrease) in cash and cash equivalents	279	4,209	—	(4,201)	—	287
Cash and cash equivalents as of the beginning of the period	885	29	—	23,378	—	24,292
Cash and cash equivalents as of the end of the period	$1,164	$4,238	$—	$19,177	$—	$24,579

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2017
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$355,864	$128,395	$72,711	$290,917	$(536,872)	$311,015
Cash flows from investing activities:
Capital expenditures	—	(34,964)	(18,138)	(167,515)	—	(220,617)
Change in accounts payable related to capital expenditures	—	(1,223)	4,445	10,050	—	13,272
Proceeds from sale or disposition of assets	—	1,947	17	59	—	2,023
Investment in subsidiaries	(1,262,000)	—	—	(126)	1,262,126	—
Proceeds from Axeon term loan	—	110,000	—	—	—	110,000
Acquisitions	—	—	—	(1,461,719)	—	(1,461,719)
Net cash (used in) provided by investing activities	(1,262,000)	75,760	(13,676)	(1,619,251)	1,262,126	(1,557,041)
Cash flows from financing activities:
Debt borrowings	—	1,901,504	—	69,700	—	1,971,204
Debt repayments	—	(1,856,739)	—	(82,000)	—	(1,938,739)
Note offering, net of issuance costs	—	543,313	—	—	—	543,313
Issuance of other preferred units, net of issuance costs	371,802	—	—	—	—	371,802
Issuance of common units, net of issuance costs	643,858	—	—	—	—	643,858
General partner contribution	13,597	—	—	—	—	13,597
Distributions to preferred unitholders	(26,681)	(13,340)	(13,341)	(13,342)	40,023	(26,681)
Distributions to common unitholders and general partner	(331,222)	(165,611)	(165,611)	(165,627)	496,849	(331,222)
Contributions from affiliates	—	1,262,000	—	126	(1,262,126)	—
Net intercompany activity	238,172	(1,873,773)	119,917	1,515,684	—	—
Other, net	(3,366)	(1,486)	—	(218)	—	(5,070)
Net cash provided by (used) in financing activities	906,160	(204,132)	(59,035)	1,324,323	(725,254)	1,242,062
Effect of foreign exchange rate changes on cash	—	—	—	1,637	—	1,637
Net increase (decrease) in cash and cash equivalents	24	23	—	(2,374)	—	(2,327)
Cash and cash equivalents as of the beginning of the period	870	5	—	35,067	—	35,942
Cash and cash equivalents as of the end of the period	$894	$28	$—	$32,693	$—	$33,615

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. SUBSEQUENT EVENT

On October 30, 2018, we announced that we entered into an agreement to sell our European terminals and related assets to Inter Pipeline Ltd.’s European storage subsidiary, Inter Terminals Ltd., for $270.0 million. Our European assets, which include six liquids storage terminals in the United Kingdom and one facility in Amsterdam, are not geographically synergistic with our other operations, and the sale is part of our plan to lower our leverage. The sale is expected to close in the fourth quarter of 2018, subject to normal closing adjustments.

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

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. As a result of the merger described below, NuStar GP Holdings, LLC (NuStar GP Holdings or NSH), which indirectly owns our general partner, became a wholly owned subsidiary of ours on July 20, 2018.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in seven sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Related Party Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
Merger. On February 7, 2018, NuStar Energy, Riverwalk Logistics, L.P., NuStar GP, LLC, Marshall Merger Sub LLC, a wholly owned subsidiary of NuStar Energy (Merger Sub), Riverwalk Holdings, LLC and NuStar GP Holdings entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, Merger Sub merged with and into NuStar GP Holdings, with NuStar GP Holdings being the surviving entity (the Merger), such that NuStar Energy became the sole member of NuStar GP Holdings following the Merger on July 20, 2018. Pursuant to the Merger Agreement and at the effective time of the Merger, our partnership agreement was amended and restated to, among other things, (i) cancel the incentive distribution rights held by our general partner, (ii) convert the 2% general partner interest in NuStar Energy held by our general partner into a non-economic management interest and (iii) provide the holders of our common units with voting rights in the election of the members of the board of directors of NuStar GP, LLC, beginning at the annual meeting in 2019. We issued approximately 13.4 million incremental NuStar Energy common units as a result of the Merger. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Merger.

Issuances of units. On June 29, 2018, we issued 15,760,441 Series D Cumulative Convertible Preferred Units (Series D Preferred Units) at a price of $25.38 per unit in a private placement for net proceeds of $370.7 million. On July 13, 2018, we issued an additional 7,486,209 Series D Preferred Units at a price of $25.38 per unit in a private placement for net proceeds of $185.1 million. Please refer to Note 11 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion. On June 29, 2018, we issued 413,736 common units at a price of $24.17 per unit to William E. Greehey, Chairman of the Board of Directors of NuStar GP, LLC.

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

Navigator Acquisition. On May 4, 2017, we completed the acquisition of Navigator Energy Services, LLC for approximately $1.5 billion (the Navigator Acquisition). We collectively refer to the acquired assets, along with the assets we have built since the date of the Navigator Acquisition, as our Permian Crude System. The assets acquired are included in our pipeline segment within the Central West System, commencing on May 4, 2017. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing.

Pipeline. We own 3,130 miles of refined product pipelines and 2,050 miles of crude oil pipelines, as well as approximately 5.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,600 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which together comprise our Central East System. The East and North Pipelines have storage capacity of approximately 7.3 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminals and storage facilities in the United States, Canada, Mexico, the Netherlands, including St. Eustatius in the Caribbean, and the United Kingdom (UK), with approximately 85.3 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues).

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

The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues and maintenance requirements that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and the operations of our competitors;

•	economic factors, such as commodity price volatility, that impact our fuels marketing segment; and

•
factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers.

Increases or decreases in the price of crude oil affect sectors across the energy industry, including our customers in crude oil production, refining and trading, in different ways at different points in any given price cycle. For example, U.S. crude oil producers tend to reduce their capital spending relatively early in a sustained low-price cycle, which reduces drilling activity and lowers production, particularly in regions with higher relative drilling costs. Refiners, on the other hand, tend to benefit from lower crude oil prices, to the extent they are able to take advantage of lower feedstock prices, especially those positioned for healthy regional demand for their refined products; however, as refined product inventories increase, refiners are then incentivized to reduce their production levels, which in turn may reduce their ability to benefit from low crude prices. Crude oil traders focus less on the current market commodity price than on whether that price is higher or lower than expected future market prices: if the future price for a product is believed to be higher than the current market price, or a “contango market,” traders are more likely to purchase and store products to sell in the future at the higher price. On the other hand, when the current price of crude oil nears or exceeds the expected future market price, or “backwardation,” as is currently the case, traders are no longer incentivized to purchase and store product for future sale.

Current Market Conditions
The price of crude oil has recovered somewhat since its sharp initial decline in 2014 and subsequent historic lows during 2015 and 2016. Starting in 2017, global supply and demand moved into balance, which seems to have reduced crude price volatility, but crude prices remain stalled well below 2014 levels. While most energy industry experts project healthy crude prices through the remainder of 2018 and 2019, the duration and degree of price improvements will depend on, among other things, changes in global supply and demand, which are dependent on many variables, such as trade relationships, economic health and relative currency strength.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,		Change
	2018	2017
Statement of Income Data:
Revenues:
Service revenues	$314,512	$295,102	$19,410
Product sales	175,851	145,464	30,387
Total revenues	490,363	440,566	49,797

Costs and expenses:
Costs associated with service revenues	197,875	183,579	14,296
Cost of product sales	167,118	138,078	29,040
General and administrative expenses	27,817	25,003	2,814
Other depreciation and amortization expense	2,276	2,189	87
Total costs and expenses	395,086	348,849	46,237

Operating income	95,277	91,717	3,560
Interest expense, net	(44,825)	(45,256)	431
Other income (expense), net	920	(5,126)	6,046
Income before income tax expense	51,372	41,335	10,037
Income tax expense	3,236	2,743	493
Net income	$48,136	$38,592	$9,544
Basic net (loss) income per common unit	$(3.49)	$0.15	$(3.64)

Overview
Net income increased $9.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to an increase in segment operating income in the third quarter of 2018 and a $5.0 million loss in other income (expense), net in the third quarter of 2017 for property damage at our St. Eustatius terminal, partially offset by higher general and administrative expenses in the third quarter of 2018. Increases in operating income for the pipeline and fuels marketing segments were partially offset by a decrease in the storage segment operating income.

We accounted for the Merger as an equity transaction similar to a redemption or induced conversion of preferred stock, which resulted in a loss of $377.1 million that was subtracted from net income available to common unitholders in the calculation of net loss per common unit for the three months ended September 30, 2018. Please refer to Notes 2 and 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2018	2017
Pipeline:
Refined products and ammonia pipelines throughput (barrels/day)	567,320	527,148	40,172
Crude oil pipelines throughput (barrels/day)	914,450	679,721	234,729
Total throughput (barrels/day)	1,481,770	1,206,869	274,901
Throughput revenues	$162,843	$137,426	$25,417
Operating expenses	47,032	41,463	5,569
Depreciation and amortization expense	38,790	34,844	3,946
Segment operating income	$77,021	$61,119	$15,902
Storage:
Throughput (barrels/day)	335,118	294,544	40,574
Throughput terminal revenues	$21,143	$21,120	$23
Storage terminal revenues	132,987	136,951	(3,964)
Total revenues	154,130	158,071	(3,941)
Operating expenses	73,037	66,603	6,434
Depreciation and amortization expense	34,634	32,145	2,489
Segment operating income	$46,459	$59,323	$(12,864)
Fuels Marketing:
Product sales and other revenue	$175,109	$147,463	$27,646
Cost of product sales	168,710	140,110	28,600
Gross margin	6,399	7,353	(954)
Operating expenses	4,509	8,885	(4,376)
Segment operating income (loss)	$1,890	$(1,532)	$3,422
Consolidation and Intersegment Eliminations:
Revenues	$(1,719)	$(2,394)	$675
Cost of product sales	(1,592)	(2,032)	440
Operating expenses	(127)	(361)	234
Total	$—	$(1)	$1
Consolidated Information:
Revenues	$490,363	$440,566	$49,797
Costs associated with service revenues:
Operating expenses	124,451	116,590	7,861
Depreciation and amortization expense	73,424	66,989	6,435
Total costs associated with service revenues	197,875	183,579	14,296
Cost of product sales	167,118	138,078	29,040
Segment operating income	125,370	118,909	6,461
General and administrative expenses	27,817	25,003	2,814
Other depreciation and amortization expense	2,276	2,189	87
Consolidated operating income	$95,277	$91,717	$3,560

Pipeline
Total revenues increased $25.4 million and throughputs increased 274,901 barrels per day for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to:

•	an increase in revenues of $17.1 million and an increase in throughputs of 187,512 barrels per day resulting from increased customer production supplying our Permian Crude System;

•
an increase in revenues of $5.5 million on the East Pipeline and an increase in throughputs of 18,020 barrels per day due to the Council Bluffs Acquisition and an increase in long-haul deliveries, which result in higher average tariffs; and

•
an increase in revenues of $4.4 million and an increase in throughputs of 23,852 barrels per day on our McKee Crude and Refined Product Systems due to higher throughputs on pipeline segments with higher average tariffs, as well as increased demand in markets served by the McKee systems.

Throughputs also increased 55,492 barrels per day on our Eagle Ford System, mainly due to higher throughputs on pipelines serving a customer’s refinery. Despite this increase in throughputs, revenues decreased $2.8 million, mainly due to new contracts at lower rates. Revenues also decreased $1.7 million and throughputs decreased 16,476 barrels per day on our Ardmore System, mainly due to a customer’s refinery turnaround in the third quarter of 2018, as well as an increase in short-haul deliveries, which result in lower average tariffs.

Operating expenses increased $5.6 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to increased power costs of $2.4 million resulting from increased volumes, mostly on our Permian Crude System and an increase of $1.3 million in salaries and wages.

Depreciation and amortization expense increased $3.9 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to completed projects associated with Permian Crude System.

Storage
Throughput terminal revenues remained flat while throughputs increased 40,574 barrels per day for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. At our Corpus Christi North Beach terminal, throughput terminal revenues decreased $0.7 million, despite increased throughputs of 31,728 barrels per day, due to volumes being shipped from North Beach to our customer’s refineries, thus reducing volumes moved over our docks, and lower storage rates. This decrease was offset by an increase in throughput terminal revenues of $0.7 million and an increase in throughputs of 9,001 barrels per day at our McKee System terminals due to increased demand in markets served by those terminals.

Storage terminal revenues decreased $4.0 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to a decrease in revenues of $5.4 million at our St. James, Piney Point and St. Eustatius terminals, mainly due to the non-renewal at expiration of certain customer contracts. These decreases were partially offset by an increase in revenues of $1.6 million at our West Coast Terminals, primarily due to an increase in customer base and rate escalations.

Operating expenses increased $6.4 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to an increase of $2.5 million at our St. Eustatius terminal, mainly due to higher power costs and rent expense associated with marine vessels. In addition, reimbursable expenses increased $1.7 million, mainly for tank cleanings at our Point Tupper and Corpus Christi North Beach terminals, and salaries and wages increased $1.0 million.

Depreciation and amortization expense increased $2.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly as a result of the completion of various storage projects, primarily at our St. Eustatius terminal.

Fuels Marketing
Segment operating income increased $3.4 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly due to expenses in the third quarter of 2017 related to railcar leases for our discontinued heavy fuels trading operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory, which are expensed once the inventory is sold.

General
General and administrative expenses increased $2.8 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, mainly resulting from higher compensation costs in the third quarter of 2018.

For the three months ended September 30, 2017, we recognized other expense, net of $5.1 million, mainly due to property damage at our St. Eustatius terminal resulting from hurricane activity in the third quarter of 2017.

Income tax expense increased $0.5 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to an increase in foreign withholding taxes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,		Change
	2018	2017
Statement of Income Data:
Revenues:
Service revenues	$908,056	$845,264	$62,792
Product sales	544,392	518,220	26,172
Total revenues	1,452,448	1,363,484	88,964

Costs and expenses:
Costs associated with service revenues	581,941	521,078	60,863
Cost of product sales	514,695	490,363	24,332
General and administrative expenses	75,572	83,202	(7,630)
Other depreciation and amortization expense	6,645	6,581	64
Total costs and expenses	1,178,853	1,101,224	77,629

Operating income	273,595	262,260	11,335
Interest expense, net	(141,533)	(127,282)	(14,251)
Other income (expense), net	82,084	(4,898)	86,982
Income before income tax expense	214,146	130,080	84,066
Income tax expense	10,478	7,298	3,180
Net income	$203,668	$122,782	$80,886
Basic net (loss) income per common unit	$(2.50)	$0.65	$(3.15)

Overview
Net income increased $80.9 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to the $78.8 million gain in the first quarter of 2018 resulting from the insurance proceeds received for hurricane damages incurred at our St. Eustatius terminal and lower general and administrative expense, partially offset by higher interest expense.

We accounted for the Merger as an equity transaction similar to a redemption or induced conversion of preferred stock, which resulted in a loss of $377.1 million that was subtracted from net income available to common unitholders in the calculation of net loss per common unit for the nine months ended September 30, 2018. Please refer to Notes 2 and 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2018	2017
Pipeline:
Refined products and ammonia pipelines throughput (barrels/day)	555,113	524,277	30,836
Crude oil pipelines throughput (barrels/day)	848,892	549,898	298,994
Total throughput (barrels/day)	1,404,005	1,074,175	329,830
Throughput revenues	$449,909	$385,406	$64,503
Operating expenses	138,079	114,734	23,345
Depreciation and amortization expense	114,036	91,657	22,379
Segment operating income	$197,794	$179,015	$18,779
Storage:
Throughput (barrels/day)	336,957	315,616	21,341
Throughput terminal revenues	$61,300	$63,932	$(2,632)
Storage terminal revenues	405,608	400,129	5,479
Total revenues	466,908	464,061	2,847
Operating expenses	217,106	199,525	17,581
Depreciation and amortization expense	102,898	95,405	7,493
Segment operating income	$146,904	$169,131	$(22,227)
Fuels Marketing:
Product sales and other revenue	$541,430	$524,083	$17,347
Cost of product sales	520,111	497,722	22,389
Gross margin	21,319	26,361	(5,042)
Operating expenses	10,205	22,464	(12,259)
Segment operating income	$11,114	$3,897	$7,217
Consolidation and Intersegment Eliminations:
Revenues	$(5,799)	$(10,066)	$4,267
Cost of product sales	(5,416)	(7,359)	1,943
Operating expenses	(383)	(2,707)	2,324
Total	$—	$—	$—
Consolidated Information:
Revenues	$1,452,448	$1,363,484	$88,964
Costs associated with service revenues:
Operating expenses	365,007	334,016	30,991
Depreciation and amortization expense	216,934	187,062	29,872
Total costs associated with service revenues	581,941	521,078	60,863
Cost of product sales	514,695	490,363	24,332
Segment operating income	355,812	352,043	3,769
General and administrative expenses	75,572	83,202	(7,630)
Other depreciation and amortization expense	6,645	6,581	64
Consolidated operating income	$273,595	$262,260	$11,335

Pipeline
Total revenues increased $64.5 million and total throughputs increased 329,830 barrels per day for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to:

•
an increase in revenues of $51.9 million and an increase in throughputs of 267,687 barrels per day resulting from increased customer production supplying our Permian Crude System and owning and operating the system for the entire period in 2018;

•
an increase in revenues of $10.6 million and an increase in throughputs of 11,768 barrels per day, mainly due to a turnaround at the refinery served by our North Pipeline in the second quarter of 2017;

•
an increase in revenues of $8.1 million and an increase in throughputs of 9,918 barrels per day on our East Pipeline due to higher diesel throughputs, an increase in long-haul deliveries resulting in higher average tariffs and the Council Bluffs Acquisition; and

•
an increase in revenues of $3.9 million and an increase in throughputs of 15,289 barrels per day on our McKee Crude and Refined Product Systems due to higher throughputs on pipeline segments with higher average tariffs, as well as increased demand in markets served by the McKee Systems.

These increases were partially offset by:

•	a decrease in revenues of $5.3 million, despite an increase in throughputs of 28,460 barrels per day, on our Eagle Ford System, mainly due to new contracts with lower rates;

•
a decrease in revenues of $3.4 million and a decrease in throughputs of 2,608 barrels per day on our Ardmore System, mainly due to a customer’s refinery turnaround in the third quarter of 2018, as well as an increase in short-haul deliveries, which result in lower average tariffs; and

•
a decrease in revenues of $2.3 million and a decrease in throughputs of 2,547 barrels per day on the Ammonia pipeline as a result of weather conditions in the first quarter of 2018 that hindered agricultural application and operational issues at plants served by the pipeline.

Operating expenses increased $23.3 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to increased operating expenses of $15.5 million resulting from our acquisition of the Permian Crude System and the Council Bluffs Acquisition, an increase of $2.0 million in salaries and wages, an increase of $1.6 million due to product imbalance gains in 2017, an increase of $1.4 million related to accruals for commercial claims and an increase in power expenses of $1.2 million.

Depreciation and amortization expense increased $22.4 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to owning the Permian Crude System for the entire period in 2018.

Storage
Throughput terminal revenues decreased $2.6 million, while throughputs increased 21,341 barrels per day for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Throughput terminal revenues decreased at our Corpus Christi North Beach terminal by $5.3 million, despite increased throughputs of 10,833 barrels per day, mainly due to volumes being shipped from North Beach to our customer’s refineries, thus reducing volumes moved over our docks, and lower storage rates. The increase in throughputs was the result of higher South Texas Crude System volumes. Revenues increased $3.0 million and throughputs increased 12,722 barrels per day at our Central West Terminals, mainly due to increased demand in markets served by those terminals.

Storage terminal revenues increased $5.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to:

•
an increase of $8.7 million at our North East terminals, mainly due to an adjustment to revenues resulting from a change in the term of a contract at our Linden terminal. Please refer to Note 13 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion;

•	an increase of $6.8 million at our West Coast Terminals, mainly due to completed projects and rate escalations and higher throughput and associated handling fees; and

•
an increase of $0.8 million at our international terminals, mainly due to the effect of foreign exchange rates and higher reimbursable revenues, partially offset by a decrease in storage revenues and throughput and associated handling fees.

These increases were partially offset by a decrease of $11.6 million at our Gulf Coast Terminals, primarily due to the non-renewal at expiration of customer contracts and lower throughput and associated handling fees.

Operating expenses increased $17.6 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to:

•	an increase in salaries and wages of $6.8 million and an increase of $4.5 million in maintenance and regulatory expenses, both spread across various regions;

•	an increase in reimbursable expenses of $3.8 million at various terminals, primarily due to tank cleaning and consistent with the increase in reimbursable revenues;

•	an increase of $3.6 million in rent expense, primarily at our St. Eustatius terminal due to additional marine vessel costs; and

•	an increase in power costs of $1.6 million, mainly at St. Eustatius.

These increases were partially offset by a decrease in operating expense of $4.9 million, primarily at St. Eustatius, due to the business interruption insurance recovery in the first quarter of 2018 related to the hurricane damage in the third quarter of 2017.

Depreciation and amortization expense increased $7.5 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly as the result of the completion of various storage projects, primarily at our St. Eustatius terminal.

Fuels Marketing
Segment operating income increased $7.2 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to a reduction of losses of $5.6 million from our discontinued heavy fuels trading operations and an increase of $3.0 million in gross margins from our blending operations.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory, which are expensed once the inventory is sold.

General
General and administrative expenses decreased $7.6 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to transaction costs related to the Navigator Acquisition in 2017, partially offset by higher compensation costs.

Interest expense, net increased $14.3 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, mainly due to the issuance of $550.0 million of 5.625% senior notes on April 28, 2017 and higher interest rates.

For the nine months ended September 30, 2018, we recognized other income, net of $82.1 million, mainly due to a gain from insurance proceeds recognized in the first quarter of 2018 relating to hurricane damage at our St. Eustatius terminal in the third quarter of 2017.

Income tax expense increased $3.2 million for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to increased taxable income in certain of our taxable entities, taxes associated with the Permian Crude System and higher foreign withholding taxes.

TRENDS AND OUTLOOK
In early 2018, we launched a comprehensive plan to achieve the characteristics now demanded by the master limited partnership market: simplified corporate governance, no incentive distribution rights, minimal equity capital needs, strong distribution coverage and lower leverage. During the first three quarters of 2018, we have executed on our plan by completing the merger with our general partner, which both simplified our structure and resulted in the cancellation of the incentive distribution rights previously held by our general partner, resetting our quarterly distribution and issuing an aggregate $600.0 million of preferred and common equity. We also recently announced that we expect to close by the end of 2018 on the sale of non-core assets located in United Kingdom and Europe for a total of $270.0 million, which will further reduce our debt. With lower leverage metrics and higher distribution coverage, we are positioned to fund a larger proportion of our capital projects with the cash generated by our operations, thus reducing our need to access common equity markets to finance future growth opportunities.

The majority of significant growth opportunities for midstream crude oil pipeline companies today emanate from the growth in Permian Basin production, and we expect to benefit from that growth through continued higher throughputs on our Permian Crude System, which will result in higher revenue in 2018, compared to 2017, for our pipeline segment. During 2018, industry experts have expressed concern that production growth in the Permian Basin may temporarily exceed the basin’s outbound long-haul pipeline capacity. We believe that, even if the predicted long-haul pipeline logistical constraints come to pass, the impact will be short-lived, as new pipelines and capacity expansions go into service early in 2019 and in 2020. We also expect the Midland Basin, where our assets are located, to fare better than the Delaware Basin, due to the Midland’s superior connectivity and proximity to markets. On our South Texas Crude System, we re-contracted most of the volume commitments that expired in the third quarter, albeit at lower rates, reflecting the current Eagle Ford market rates. We anticipate that the negative impact of those lower rates should be mitigated in the near-term by higher throughputs seen in recent months in the Eagle Ford region, including increased volumes from barrels originating in the Permian, and longer-term, we have a capital project backed by a customer commitment to utilize portions of our South Texas Crude System, as well as our Corpus Christi North Beach terminal, to export Permian volumes starting as early as July 2019.

We continue to expect storage segment earnings in 2018 to be lower than 2017, due to lower rates at certain facilities with contract renewals occurring over the course of this year. We agree with the many energy experts who currently predict that backwardation, which tends to decrease demand for storage capacity in certain regional markets, will continue for the rest of 2018, and our forecast continues to reflect lower revenues for affected facilities with contracts expiring during 2018, as compared to 2017. We believe we are insulated to some extent by our long-term contracts at certain of our facilities where backwardation is a driving factor, and due to the fact that we have storage assets in markets in which forward pricing has little impact on rates or renewals.

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

Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners and, prior to the Merger, to our general partner each quarter. “Available Cash” is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors, subject to requirements for distributions for our preferred units. On April 26, 2018, we announced that the board of directors of NuStar GP, LLC reset our quarterly distribution per common unit to $0.60 ($2.40 on an annualized basis), starting with the first-quarter distribution, which was paid on May 14, 2018. As a result of the Merger, our general partner no longer receives incentive distributions or quarterly cash distributions from us, and we issued approximately 13.4 million incremental NuStar Energy common units in exchange for previously outstanding NSH units. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion regarding the Merger.

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

Cash Flows for the Nine Months Ended September 30, 2018 and 2017
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Nine Months Ended September 30,
	2018	2017
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$363,320	$311,015
Investing activities	(317,213)	(1,557,041)
Financing activities	(45,101)	1,242,062
Effect of foreign exchange rate changes on cash	(719)	1,637
Net increase (decrease) in cash and cash equivalents	$287	$(2,327)

Net cash provided by operating activities for the nine months ended September 30, 2018 was $363.3 million, compared to $311.0 million for the nine months ended September 30, 2017, mainly due to changes in working capital. Please refer to the Working Capital Requirements section below for discussion. For the nine months ended September 30, 2018, the net cash provided by operating activities was used to fund our distributions to unitholders and our general partner in the aggregate amount of $296.8 million. Net cash provided by operating activities and a portion of the insurance recoveries were used to fund reliability capital expenditures of $59.1 million, and proceeds from debt borrowings were used to fund our strategic capital expenditures, including acquisitions, of $320.2 million. The proceeds from the issuance of units were used to repay outstanding borrowings under our revolving credit agreement.

For the nine months ended September 30, 2017, net cash provided by operating activities and a portion of the proceeds from the termination of the $190.0 million term loan to Axeon Specialty Products, LLC (the Axeon Term Loan) of $110.0 million were used to fund our distributions to unitholders and our general partner in the aggregate amount of $357.9 million and reliability capital expenditures of $30.2 million. Proceeds from our debt and equity issuances of approximately $1.5 billion were used to fund the purchase price of the Navigator Acquisition. Proceeds from debt borrowings and a portion of the proceeds from the termination of the Axeon Term Loan were used to fund our other strategic capital expenditures of $190.4 million.

Debt Sources of Liquidity
Revolving Credit Agreement. On June 29, 2018, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to exclude the Series D Preferred Units from the definition of “Indebtedness.” Additionally, the amendment reduced the total amount available for borrowing from $1.75 billion to $1.575 billion, effective June 29, 2018, with a further reduction to $1.4 billion, effective December 28, 2018. The Revolving Credit Agreement was also amended to, among other things, add a minimum consolidated interest coverage ratio (as defined in the Revolving Credit Agreement), which must not be less than 1.75-to-1.00 for each rolling period of four quarters, beginning with the rolling period ending June 30, 2018. As of September 30, 2018, our consolidated interest coverage ratio was 2.3x.

On March 28, 2018, NuStar Logistics amended the Revolving Credit Agreement to increase the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) to 5.25-to-1.00 for the rolling periods ending June 30, 2018 through December 31, 2018. For any rolling periods ending on or after March 31, 2019, the maximum allowed consolidated debt coverage ratio may not exceed 5.00-to-1.00. The Revolving Credit Agreement was also amended to, among other things, provide that the definition of “Change in Control” in the Revolving Credit Agreement excludes the Merger discussed in Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2018, our maximum allowed consolidated debt coverage ratio was 5.25-to-1.00 and our consolidated debt coverage ratio was 4.5x. We had $563.9 million available for borrowing and letters of credit issued under the Revolving Credit Agreement totaled $3.7 million as of September 30, 2018.

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

Other Debt Sources of Liquidity. Other sources of liquidity as of September 30, 2018 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $42.8 million remaining in trust as of September 30, 2018, supported by $370.2 million in letters of credit; and

•	one short-term line of credit agreement with an uncommitted borrowing capacity of up to $35.0 million, with $10.5 million of borrowings outstanding as of September 30, 2018.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of September 30, 2018, we had no letters of credit issued under the LOC Agreement.

Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Issuances of Units
Series D Preferred Units. On June 29, 2018, we issued 15,760,441 Series D Preferred Units at a price of $25.38 per unit in a private placement for net proceeds of $370.7 million. On July 13, 2018, we issued an additional 7,486,209 Series D Preferred Units at a price of $25.38 per unit in a private placement for net proceeds of $185.1 million. The Series D Preferred Units contain various conversion and redemption features. In connection with the issuance, we also entered into a Registration Rights Agreement with the purchasers of the Series D Preferred Units relating to the registration of the Series D Preferred Units and the common units issuable upon conversion of the Series D Preferred Units. Please refer to Note 11 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Series D Preferred Units.

Common Units. On June 29, 2018, we also issued 413,736 common units at a price of $24.17 per unit for total proceeds of $10.2 million, including a contribution of $0.2 million from our general partner to maintain the 2% general partner economic interest it owned at that time.

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

Capital Requirements
Our operations require significant investments to maintain, upgrade or enhance the operating capacity of our existing assets. Our capital expenditures consist of:

•
strategic capital expenditures, such as those to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition, as well as certain capital expenditures related to support functions; and

•
reliability capital expenditures, such as those required to maintain the current operating capacity of existing assets or extend their useful lives, as well as those required to maintain equipment reliability and safety.

The following table summarizes our capital expenditures, and the amount we expect to spend for 2018:

	Strategic
	Acquisitions and Investments in Other Long-Term Assets	Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2018	$40,782	$279,377	$59,063	$379,222
2017	$1,461,719	$190,417	$30,200	$1,682,336

Expected for the year ended December 31, 2018	$44,799	$ 400,000 - 430,000	$ 80,000 - 90,000

Other strategic capital expenditures for the nine months ended September 30, 2018 mainly consist of pipeline expansions on our Permian Crude System, projects at our St. Eustatius terminal and a terminal expansion project at our Linden terminal, while other strategic capital expenditures for the nine months ended September 30, 2017 mainly consist of terminal expansions. Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at our St. Eustatius terminal.

For the year ended December 31, 2018, we expect a significant portion of our strategic capital spending to relate to our Permian Crude System and a significant portion of reliability capital spending to relate to hurricane damage repairs at our St. Eustatius terminal. We continue to evaluate our capital budget and make changes as economic conditions warrant, but do not expect our actual capital expenditures for 2018 to vary significantly from forecasted amounts. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2018, and our internal growth projects can be accelerated or scaled back, depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements are mainly affected by our accounts receivable and accounts payable balances, which vary depending on the timing of payments. Our accounts receivable and accounts payable balances related to our bunkering operations were affected by the temporary shutdown of our St. Eustatius terminal in September of 2017. Changes in our accounts receivable, accounts payable and inventory balances were also affected by our exit from our heavy fuels trading and crude oil marketing operations in 2017.

Defined Benefit Plans Funding
In September 2018, we contributed $11.0 million to our pension plans.

Distributions
General Partner and Common Limited Partners. The general partner was not allocated distributions beginning with the second quarter of 2018 as a result of the Merger, which was effective prior to the record date for the second quarter distribution. Beginning with the second quarter of 2018, the common limited partners’ distribution includes the additional common units issued in exchange for previously outstanding NSH units because the Merger closed prior to the common unit distribution record date for the second quarter of 2018. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the Merger. For the first quarter of 2018, the general partner did not receive incentive distributions because the distribution declared was $0.60 per common unit, which was below the amount necessary to receive incentive distributions. The following table reflects the allocation of total cash distributions to the general partner and common limited partners applicable to the period in which the distributions were earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Thousands of Dollars, Except Per Unit Data)
General partner interest	$—	$2,302	$1,141	$6,947
General partner incentive distribution	—	10,912	—	34,736
Total general partner distribution	—	13,214	1,141	41,683
Common limited partners’ distribution	64,248	101,870	184,369	305,652
Total cash distributions	$64,248	$115,084	$185,510	$347,335

Cash distributions per unit applicable to common limited partners	$0.60	$1.095	$1.800	$3.285

Distribution payments are made to our common limited partners and, prior to the Merger, were made to our general partner, within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners and, prior to the Merger, our general partner:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2018	$0.600	$64,248	November 8, 2018	November 14, 2018
June 30, 2018	$0.600	$64,205	August 7, 2018	August 13, 2018
March 31, 2018	$0.600	$57,057	May 8, 2018	May 14, 2018
December 31, 2017	$1.095	$115,267	February 8, 2018	February 13, 2018

Preferred Units. Distributions on our preferred units accrue and are cumulative from the issuance dates and are payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018 to holders of record on the first business day of each payment month. As discussed above, in June and July of 2018, we issued an aggregate of 23,246,650 Series D Preferred Units. The distribution rate on the Series D Preferred Units is: (i) 9.75% per annum for the first two years; (ii) 10.75% per annum for years three through five; and (iii) the greater of 13.75% per annum or the common unit distribution rate thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. For the four distribution periods beginning with the initial

Series D Preferred Unit distribution, the Series D Preferred Unit distributions may be paid, in the Partnership’s sole discretion, in (i) cash or (ii) a combination of additional Series D Preferred Units and cash, provided that up to 50% of the distribution amount may be paid in additional Series D Preferred Units. Thereafter, any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash. If we fail to pay in full any Series D Preferred Unit distribution amount, then, until we pay such distributions in full, the applicable distribution rate for those distribution periods shall be increased by $0.048 per Series D Preferred Unit. We would also be subject to other requirements, as further discussed in Note 11 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

The following table summarizes information about our cash distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units and our Series D Preferred Units:

Period	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Series A Preferred Units:
September 15, 2018 - December 14, 2018	$0.53125	$4,813	December 3, 2018	December 17, 2018
June 15, 2018 - September 14, 2018	$0.53125	$4,813	September 4, 2018	September 17, 2018
March 15, 2018 - June 14, 2018	$0.53125	$4,813	June 1, 2018	June 15, 2018
December 15, 2017 - March 14, 2018	$0.53125	$4,813	March 1, 2018	March 15, 2018

Series B Preferred Units:
September 15, 2018 - December 14, 2018	$0.47657	$7,339	December 3, 2018	December 17, 2018
June 15, 2018 - September 14, 2018	$0.47657	$7,339	September 4, 2018	September 17, 2018
March 15, 2018 - June 14, 2018	$0.47657	$7,339	June 1, 2018	June 15, 2018
December 15, 2017 - March 14, 2018	$0.47657	$7,339	March 1, 2018	March 15, 2018

Series C Preferred Units:
September 15, 2018 to December 14, 2018	$0.56250	$3,881	December 3, 2018	December 17, 2018
June 15, 2018 to September 14, 2018	$0.56250	$3,881	September 4, 2018	September 17, 2018
March 15, 2018 to June 14, 2018	$0.56250	$3,881	June 1, 2018	June 15, 2018
November 30, 2017 - March 14, 2018	$0.65625	$4,528	March 1, 2018	March 15, 2018

Series D Preferred Units:
September 15, 2018 to December 14, 2018	$0.61900	$14,390	December 3, 2018	December 17, 2018
July 13, 2018 to September 14, 2018 (a)	$0.43100	$3,227	September 4, 2018	September 17, 2018
June 29, 2018 to September 14, 2018 (b)	$0.52500	$8,274	September 4, 2018	September 17, 2018

(a)	Second issuance of 7,486,209 units.

(b)	First issuance of 15,760,441 units.

Debt Obligations
As of September 30, 2018, we were a party to the following debt agreements:

•	Revolving Credit Agreement due October 29, 2020, with $1.0 billion of borrowings outstanding as of September 30, 2018;

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

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreement with $10.5 million of borrowings outstanding as of September 30, 2018; and

•	Receivables Financing Agreement due September 20, 2020, with $63.7 million of borrowings outstanding as of September 30, 2018.

We repaid our $350.0 million of 7.65% senior notes due April 15, 2018 with borrowings under our Revolving Credit Agreement.

Effective January 15, 2018, the interest rate on NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes due January 15, 2043 switched from a fixed annual rate of 7.625%, payable quarterly in arrears, to an annual rate equal to the sum of the three-month LIBOR for the related quarterly interest period, plus 6.734% payable quarterly, commencing with the interest payment due April 15, 2018. As of September 30, 2018, the interest rate was 9.1%.

Management believes that, as of September 30, 2018, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.
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

Interest Rate Swaps
As of September 30, 2018 and December 31, 2017, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of September 30, 2018 and December 31, 2017, the aggregate notional amount of these forward-starting interest rate swaps was $250.0 million and $600.0 million, respectively. In connection with the April 2018 maturity of the 7.65% Senior Notes, we terminated forward-starting interest rate swap agreements with an aggregate notional amount of $350.0 million and received $8.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
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

Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt:

	September 30, 2018
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$—	$450,000	$300,000	$250,000	$550,000	$1,550,000	$1,565,009
Weighted-average rate	—	—	4.8%	6.8%	4.8%	5.6%	5.5%
Variable-rate	$—	$—	$1,071,093	$—	$—	$767,940	$1,839,033	$1,844,190
Weighted-average rate	—	—	3.9%	—	—	5.5%	4.6%

	December 31, 2017
	Expected Maturity Dates
	2018	2019	2020	2021	2022	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$350,000	$—	$450,000	$300,000	$250,000	$952,500	$2,302,500	$2,355,535
Weighted-average rate	8.4%	—	4.8%	6.8%	4.8%	6.5%	6.3%
Variable-rate	$—	$—	$955,611	$—	$—	$365,440	$1,321,051	$1,322,087
Weighted-average rate	—	—	3.1%	—	—	1.7%	2.7%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate	Fair Value
September 30, 2018	December 31, 2017	Period of Hedge		September 30, 2018	December 31, 2017
(Thousands of Dollars)				(Thousands of Dollars)
$—	$350,000	04/2018 - 04/2028	2.6%	$—	$(5,394)
250,000	250,000	09/2020 - 09/2030	2.8%	8,031	(4,594)
$250,000	$600,000			$8,031	$(9,988)

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

	September 30, 2018
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	6	$96.86	N/A	$11
Futures – short:
(refined products)	29	N/A	$97.26	$(41)
Swaps – long:
(refined products)	10	$68.30	N/A	$17
Swaps – short:
(refined products)	95	N/A	$67.27	$(255)

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	3	$96.88	N/A	$5
Futures – short:
(refined products)	7	N/A	$97.48	$(8)
Swaps – short:
(refined products)	3	N/A	$68.30	$(5)

Total fair value of open positions exposed to commodity price risk				$(276)

	December 31, 2017
	Contract Volumes	Weighted Average		Fair Value of Current Asset (Liability)
		Pay Price	Receive Price
	(Thousands of Barrels)			(Thousands of Dollars)
Fair Value Hedges:
Futures – long:
(refined products)	2	$86.88	N/A	$—
Futures – short:
(refined products)	5	N/A	$85.59	$(6)
Swaps – short:
(refined products)	149	N/A	$55.79	$(106)

Economic Hedges and Other Derivatives:
Futures – long:
(refined products)	10	$86.13	N/A	$7
Futures – short:
(refined products)	14	N/A	$85.76	$(16)
Swaps – long:
(refined products)	196	$55.05	N/A	$264
Swaps – short:
(refined products)	199	N/A	$53.76	$(525)

Total fair value of open positions exposed to commodity price risk				$(382)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

3.01
Eighth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of July 20, 2018 (incorporated by reference to Exhibit 3.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417))

3.02
Second Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 20, 2018 (incorporated by reference to Exhibit 3.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417))

10.01
Maturity Extension Letter (Amendment No. 5) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 12, 2018 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and MUFG Bank, Ltd. (formerly known as The Bank of Tokyo Mitsubishi UFJ, Ltd.), as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.05 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2018 (File No. 001-16417))

10.02
Form of Converted Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417))

10.03
Form of 2018 Performance Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed July 25, 2018 (File No. 001-16417))

*10.04	Amendment to NuStar Excess Pension Plan, effective October 9, 2018

*10.05	Amendment No. 2 to NuStar Excess Thrift Plan, effective October 9, 2018

*10.06	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan

*10.07	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan

*10.08	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.

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
November 6, 2018

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 6, 2018

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 6, 2018