Form 10-Q
period 2019-03-31
NuStar Energy L.P.
filed 2019-05-10
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Registrant’s telephone number, including area code (210) 918-2000
 _______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units Fixed-to-floating rate cumulative redeemable perpetual preferred units	NS NSprA, NSprB and NSprC	New York Stock Exchange New York Stock Exchange
The number of common units outstanding as of April 30, 2019 was 107,763,005.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,822	$13,644
Accounts receivable, net of allowance for doubtful accounts of $11,702 and $9,412 as of March 31, 2019 and December 31, 2018, respectively	163,739	148,308
Inventories	25,023	22,713
Prepaid and other current assets	21,361	17,493
Total current assets	225,945	202,158
Property, plant and equipment, at cost	6,051,532	6,338,312
Accumulated depreciation and amortization	(1,907,267)	(2,049,690)
Property, plant and equipment, net	4,144,265	4,288,622
Intangible assets, net	720,200	733,056
Goodwill	1,005,853	1,036,976
Other long-term assets, net	220,636	88,328
Total assets	$6,316,899	$6,349,140
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$176,871	$143,121
Short-term debt and current portion of finance leases	9,335	18,500
Accrued interest payable	31,162	36,293
Accrued liabilities	82,734	101,993
Taxes other than income tax	16,139	19,083
Income tax payable	5,145	4,445
Total current liabilities	321,386	323,435
Long-term debt	3,333,220	3,111,996
Deferred income tax liability	11,787	12,428
Other long-term liabilities	193,536	79,558
Total liabilities	3,859,929	3,527,417

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of March 31, 2019 and December 31, 2018) (Note 10)	568,293	563,992

Partners’ equity (Note 11):
Preferred limited partners (9,060,000 Series A preferred units, 15,400,000 Series B preferred units and 6,900,000 Series C preferred units outstanding as of March 31, 2019 and December 31, 2018)	756,301	756,301
Common limited partners (107,762,875 and 107,225,156 common units outstanding as of March 31, 2019 and December 31, 2018, respectively)	1,192,080	1,556,308
Accumulated other comprehensive loss	(59,704)	(54,878)
Total partners’ equity	1,888,677	2,257,731
Total liabilities, mezzanine equity and partners’ equity	$6,316,899	$6,349,140
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Service revenues	$298,405	$291,413
Product sales	188,064	184,468
Total revenues	486,469	475,881
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	113,937	108,884
Depreciation and amortization expense	72,287	69,897
Total costs associated with service revenues	186,224	178,781
Cost of product sales	176,789	176,728
Asset impairment loss	297,317	—
Goodwill impairment loss	31,123	—
General and administrative expenses (excluding depreciation and amortization expense)	25,996	19,774
Other depreciation and amortization expense	2,119	2,118
Total costs and expenses	719,568	377,401
Operating (loss) income	(233,099)	98,480
Interest expense, net	(44,268)	(47,772)
Other income, net	787	79,752
(Loss) income before income tax expense	(276,580)	130,460
Income tax expense	1,283	4,327
Net (loss) income	$(277,863)	$126,133

Basic net (loss) income per common unit (Note 12)	$(2.91)	$1.15
Basic weighted-average common units outstanding	107,531,619	93,181,781

Comprehensive (loss) income	$(282,689)	$147,057
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(277,863)	$126,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	74,406	72,015
Unit-based compensation expense	2,982	2,091
Amortization of debt related items	1,310	1,413
Asset impairment loss	297,317	—
Goodwill impairment loss	31,123	—
Gain from insurance recoveries	—	(78,756)
Deferred income tax (benefit) expense	(847)	842
Changes in current assets and current liabilities (Note 13)	(33,403)	10,691
Increase in other long-term assets	(74)	(829)
Increase (decrease) in other long-term liabilities	9,275	(10,214)
Other, net	(658)	(222)
Net cash provided by operating activities	103,568	123,164
Cash Flows from Investing Activities:
Capital expenditures	(159,429)	(137,874)
Change in accounts payable related to capital expenditures	19,401	(12,018)
Proceeds from sale or disposition of assets	79	19
Proceeds from insurance recoveries	—	78,419
Net cash used in investing activities	(139,949)	(71,454)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	230,000	119,711
Proceeds from short-term debt borrowings	81,500	230,000
Long-term debt repayments	(63,600)	(79,421)
Short-term debt repayments	(94,500)	(195,000)
Distributions to preferred unitholders	(30,423)	(16,680)
Distributions to common unitholders and general partner	(64,367)	(115,272)
Payment of tax withholding for unit-based compensation	(6,366)	(51)
Decrease in cash book overdrafts	(3,608)	(1,009)
Other, net	(1,519)	(3,124)
Net cash provided by (used in) financing activities	47,117	(60,846)
Effect of foreign exchange rate changes on cash	154	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,890	(9,164)
Cash, cash equivalents and restricted cash as of the beginning of the period	13,644	24,292
Cash, cash equivalents and restricted cash as of the end of the period	$24,534	$15,128

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended March 31, 2019
(Thousands of Dollars)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 11)	Series D Preferred Limited Partners (Note 10)	Total
Balance as of January 1, 2019	$756,301	$1,556,308	$(54,878)	$2,257,731	$563,992	$2,821,723
Net income (loss)	16,033	(308,286)	—	(292,253)	14,390	(277,863)
Other comprehensive loss	—	—	(4,826)	(4,826)	—	(4,826)
Distributions to partners:
Series A preferred ($0.53125 per unit)	(4,813)	—	—	(4,813)	—	(4,813)
Series B preferred ($0.47657 per unit)	(7,339)	—	—	(7,339)	—	(7,339)
Series C preferred ($0.56250 per unit)	(3,881)	—	—	(3,881)	—	(3,881)
Common ($0.60 per unit)	—	(64,367)	—	(64,367)	—	(64,367)
Series D preferred ($0.619 per unit)	—	—	—	—	(14,390)	(14,390)
Unit-based compensation	—	13,540	—	13,540	—	13,540
Series D Preferred Unit accretion	—	(4,302)	—	(4,302)	4,302	—
Other	—	(813)	—	(813)	(1)	(814)
Balance as of March 31, 2019	$756,301	$1,192,080	$(59,704)	$1,888,677	$568,293	$2,456,970

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
Three Months Ended March 31, 2018
(Thousands of Dollars)

	Limited Partners
	Preferred	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 11)
Balance as of January 1, 2018	$756,603	$1,770,587	$37,826	$(84,927)	$2,480,089
Net income	15,990	107,940	2,203	—	126,133
Other comprehensive income	—	—	—	20,924	20,924
Distributions to partners:
Series A preferred ($0.53125 per unit)	(4,813)	—	—	—	(4,813)
Series B preferred ($0.47657 per unit)	(7,339)	—	—	—	(7,339)
Series C preferred ($0.56250 per unit)	(3,838)	—	—	—	(3,838)
Common ($1.095 per unit) and general partner	—	(102,034)	(13,238)	—	(115,272)
Unit-based compensation	—	1,286	—	—	1,286
Other	(109)	(4,905)	(99)	—	(5,113)
Balance as of March 31, 2018	$756,494	$1,772,874	$26,692	$(64,003)	$2,492,057

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

On July 20, 2018, we completed the merger of NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) with a subsidiary of NS. Consequently, NSH, which indirectly owns our general partner, became a wholly owned subsidiary of ours. Under the terms of the merger agreement, NSH unitholders received 0.55 of a common unit representing a limited partner interest in NS in exchange for each NSH unit owned at the effective time of the merger, resulting in approximately 13.4 million incremental NS common units outstanding after the merger.

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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Financial information for the three months ended March 31, 2019 and 2018 included in these Condensed Notes to Consolidated Financial Statements is derived from our unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Policy
As of March 31, 2019, we have restricted cash representing legally restricted funds that are unavailable for general use totaling $8.7 million, which is included in “Prepaid and other current assets” on the consolidated balance sheet.

2. NEW ACCOUNTING PRONOUNCEMENTS

Securities and Exchange Commission Disclosure Update and Simplification
In August 2018, the Securities and Exchange Commission (SEC) issued final rules regarding disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC requirements or GAAP. The final rules primarily eliminated or reduced certain disclosure requirements, although they also required some additional disclosures. The guidance became effective on November 5, 2018, with an exception for the new disclosure requirement to present changes in partners’ equity in interim periods, which permits entities to begin disclosing this information in the quarter that begins after the effective date of the final rules. We elected to utilize this exception, and began presenting statements of partners’ equity on an interim basis beginning with the quarter ending March 31, 2019. These final rules did not have an impact on our financial position or results of operations.

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

Goodwill
In January 2017, the FASB issued amended guidance that simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We early adopted the amended guidance during the first quarter of 2019 and applied the guidance to the goodwill impairment discussed in Note 3.

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

Leases
In February 2016, the FASB issued amended guidance that requires lessees to recognize the assets and liabilities that arise from most leases on the balance sheet. For lessors, this amended guidance modifies the classification criteria and the accounting for sales-type and direct financing leases. The changes are effective for annual and interim periods beginning after December 15, 2018, and amendments should be applied using one of two modified retrospective transition methods. We adopted these provisions on January 1, 2019 through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The transition adjustment related to the adoption was immaterial, and we do not expect the adoption of this guidance to impact the results of our operations going forward. Please refer to Note 7 for further discussion.

3. IMPAIRMENTS

On May 9, 2019, we entered into a Share Purchase and Sale Agreement to sell the equity interests in our wholly owned subsidiaries that own the St. Eustatius terminal and bunkering operations for approximately $250.0 million, subject to adjustment. The terminal operations are included in our storage segment and the bunkering operations are included in our fuels marketing segment. We expect to complete the sale in the second quarter of 2019.

On January 28, 2019, the U.S. Department of the Treasury’s Office of Foreign Assets Control added Petroleos de Venezuela, S.A. (PDVSA), a customer at our St. Eustatius facility, to its List of Specially Designated Nationals and Blocked Persons (the SDN List). The inclusion of PDVSA on the SDN List required us to wind down our contracts with PDVSA. Prior to winding down such contracts, PDVSA was the St. Eustatius terminal’s largest customer.

The effect of the sanctions issued against PDVSA, combined with the progression in the sale negotiations that occurred during March 2019, resulted in triggering events that caused us to evaluate the long-lived assets and goodwill associated with the St. Eustatius terminal and bunkering operations for potential impairment.

With respect to the terminal operations long-lived assets, our estimates of future expected cash flows included the possibility of a near-term sale, as well as continuing to operate the terminal. The carrying value of the terminal’s long-lived assets exceeded

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

our estimate of the total expected cash flows, indicating the long-lived assets were potentially impaired. To determine an impairment amount, we estimated the fair value of the long-lived assets for comparison to the carrying amount of those assets. Our estimate of the fair value considered the expected sales price as well as estimates generated from income and market approaches using a market participant’s assumptions. The estimated fair values resulting from the market and income approaches were consistent with the expected sales price. Therefore, we concluded that the estimated sales price, which was less than the carrying amount of the long-lived assets, represented the best estimate of fair value at March 31, 2019, and we recorded a long-lived asset impairment charge of $297.3 million in the first quarter of 2019 to reduce the carrying value of the assets to their estimated fair value. Our estimate of the fair value is based on a transaction price in a market that is not active and thus falls within Level 2 of the fair value hierarchy.

With respect to the goodwill in the Statia Bunkering reporting unit, which consists of our bunkering operations at our St. Eustatius terminal facility, we estimated the fair value based on the expected sales price discussed above, which is inclusive of the bunkering operations. As a result, we concluded the goodwill was impaired. Consistent with FASB’s amended goodwill impairment guidance discussed in Note 2, which we adopted in the first quarter of 2019, we measured the goodwill impairment as the difference between the reporting unit’s carrying value and its fair value. Therefore, we recognized a goodwill impairment charge of $31.1 million in the first quarter of 2019 to reduce the goodwill to $0.

The long-lived asset impairment charge is reported in the storage segment, and the goodwill impairment charge is included in the fuels marketing segment.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2019		2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balance as of January 1	$2,605	$(85,881)	$2,127	$(57,870)

Additions	941	(11,094)	460	(2,386)
Transfer to accounts receivable	(1,272)	—	(1,653)	—
Transfer to revenues	—	34,714	—	2,935
Total activity	(331)	23,620	(1,193)	549

Balance as of March 31	2,274	(62,261)	934	(57,321)
Less current portion	1,381	(21,798)	749	(13,579)
Noncurrent portion	$893	$(40,463)	$185	$(43,742)

As previously discussed in Note 3, the inclusion of PDVSA on the SDN List prevents us from providing services to PDVSA until such time as these sanctions are lifted or otherwise modified. As a result, in the first quarter we accelerated the recognition of revenue totaling $16.3 million, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2019 (in thousands of dollars):

2019 (remaining)	$336,361
2020	374,486
2021	258,906
2022	215,033
2023	165,288
Thereafter	365,808
Total	$1,715,882

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$68,478	$53,437
Refined products and ammonia pipelines (excluding lessor revenues)	85,106	83,299
Total pipeline segment revenues from contracts with customers	153,584	136,736
Lessor revenues	2,667	54
Total pipeline segment revenues	156,251	136,790

Storage segment:
Throughput terminals	21,686	20,016
Storage terminals (excluding lessor revenues)	111,132	125,350
Total storage segment revenues from contracts with customers	132,818	145,366
Lessor revenues	10,193	9,962
Total storage segment revenues	143,011	155,328

Fuels marketing segment:
Revenues from contracts with customers	189,068	185,838

Consolidation and intersegment eliminations	(1,861)	(2,075)

Total revenues	$486,469	$475,881

5. DEBT

Revolving Credit Agreement
As of March 31, 2019, we had $921.0 million outstanding under our $1.4 billion revolving credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In April 2019, our credit rating was downgraded by S&P

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Global Ratings from BB to BB-, and our outlook was changed from negative to stable. However, per the terms of the Revolving Credit Agreement, these changes did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2019, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 4.5%.

For the rolling period of four quarters ending March 31, 2019, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2019, we had $475.4 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). On April 29, 2019, we amended the Receivables Financing Agreement to extend the scheduled termination date from September 20, 2020 to September 20, 2021 and to amend certain provisions with respect to receivables related to certain customers. NuStar Finance’s sole activity consists of purchasing receivables from NuStar Energy’s wholly owned subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of March 31, 2019 was 3.4%. As of March 31, 2019, $107.5 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $52.2 million as of March 31, 2019, which is included in “Long-term debt” on the consolidated balance sheet.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $2.8 million for contingent losses as of March 31, 2019 and December 31, 2018. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

7. LEASE ASSETS AND LIABILITIES

Transition
On January 1, 2019, we adopted Accounting Standards Codification Topic 842, “Leases” (ASC Topic 842) using the modified retrospective method. Results for reporting periods beginning after January 1, 2019 are presented under ASC Topic 842. In accordance with the modified retrospective approach, prior period amounts were not adjusted and are reported under ASC Topic 840, “Leases.” As a result of the adoption of ASC Topic 842, we recorded right-of-use assets and lease liabilities of approximately $207.0 million and $192.0 million, respectively, as of January 1, 2019. The adoption of ASC Topic 842 had an immaterial impact on our results of operations and cash flows.

We elected the following practical expedients permitted under the transition guidance within the new standard:

•	the package of practical expedients, which, among other things, allowed us to carry forward historical lease classification;

•	the practical expedient specifically related to land easements, which, among other things, allowed us to carry forward our historical accounting treatment for existing land easement agreement;

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	the lessee practical expedient to combine lease and non-lease components for all of our asset classes except the other pipeline and terminal equipment asset class; and

•
the lessor practical expedient to combine lease and non-lease components and to account for the transaction based on the predominant component (i.e., ASC Topic 842 or ASC Topic 606, “Revenue from Contracts with Customers”). We apply this expedient to certain contracts in which we agree to provide both storage capacity and optional services to customers.

We record all leases on our consolidated balance sheet except for those leases with an initial term of 12 months or less, which are expensed on a straight-line basis over the lease term. We use judgment in determining the reasonably certain lease term and consider factors such as the nature and utility of the leased asset, as well as the importance of the leased asset to our operations. We calculate the present value of our lease liabilities based upon our incremental borrowing rate unless the rate implicit in the lease is readily determinable.

Lessee Arrangements
Our operating leases consist primarily of leases for tugs and barges utilized at our St. Eustatius facility for bunker fuel sales and land and dock leases at various terminal facilities. Tug and barge leases have remaining terms of 1 year to 9 years and include options to extend up to 10 years, and land and dock leases have remaining terms generally ranging from 3 years to 17 years and include options to extend up to 15 years.

The primary component of our finance lease portfolio is a dock at a terminal facility, which includes a commitment for minimum dockage and wharfage throughput volumes. The dock lease has a remaining initial term of 2 years and four additional five-year renewal periods, all of which we are reasonably certain to exercise. We historically accounted for the dock lease under legacy build-to-suit accounting guidance, which was eliminated by ASC Topic 842.

Certain of our leases are subject to variable payment arrangements, the most notable of which include:

•
dockage and wharfage charges, which are based on volumes moved over leased docks and are included in our calculation of our lease payments based on minimum throughput volumes. We recognize charges on excess throughput volumes in profit or loss in the period in which the obligation for those payments is incurred; and

•
consumer price index adjustments, which are measured and included in the calculation of our lease payments based on the consumer price index at the adoption date or, after adoption, at the commencement date. We recognize changes in lease payments as a result of changes in the consumer price index in profit or loss in the period in which those payments are made.

As of March 31, 2019, right-of-use assets and lease liabilities included in our consolidated balance sheet were as follows:

	Balance Sheet Location	March 31, 2019
		(Thousands of Dollars)
Right-of-Use Assets:
Operating	Other long-term assets, net	$125,531
Finance	Property, plant and equipment, net of accumulated amortization of $841	$73,824

Lease Liabilities:
Operating:
Current	Accrued liabilities	$24,178
Noncurrent	Other long-term liabilities	101,295
Total operating lease liabilities		$125,473
Finance:
Current	Short-term debt and current portion of finance leases	$3,835
Noncurrent	Long-term debt	55,386
Total finance lease liabilities		$59,221

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2019, maturities of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Thousands of Dollars)
2019 (remaining)	$22,446	$4,341
2020	17,014	5,788
2021	13,177	4,338
2022	12,619	3,719
2023	11,651	3,714
Thereafter	79,788	63,222
Total lease payments	$156,695	$85,122
Less: Interest	31,222	25,901
Present value of lease liabilities	$125,473	$59,221

Costs incurred for leases were as follows:

Three Months Ended March 31, 2019
(Thousands of Dollars)
Operating lease cost	$9,464
Finance lease cost:
Amortization of right-of-use assets	841
Interest expense on lease liability	548
Short-term lease cost	4,314
Variable lease cost	812
Total lease cost	$15,979

The table below presents additional information regarding our leases:

	Operating Leases	Finance Leases
	(Thousands of Dollars, Except Term and Rate Data)
For the three months ended March 31, 2019:
Cash outflows from operating activities	$9,248	$364
Cash outflows from financing activities	$—	$618
Right-of-use assets obtained in exchange for lease liabilities	$1,267	$393
As of March 31, 2019:
Weighted-average remaining lease term (in years)	12	22
Weighted-average discount rate	3.6%	3.7%

Lessor Arrangements
We have entered into certain revenue arrangements where we are considered to be the lessor. Under the largest of these arrangements, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. The operating leases commenced on January 1, 2017, and have initial terms of 10 years with successive automatic renewal terms. We recognized lease revenues from these leases of $10.2 million for the three months ended March 31, 2019, which are included in “Service revenues” in the consolidated statements of income. As of March 31, 2019, we expect to receive minimum lease payments totaling $303.2 million, based upon the consumer price index as of the adoption date. We will recognize these payments ratably over the remaining initial lease term of approximately 8 years. As of March 31, 2019, the cost and accumulated depreciation of lease storage assets, which are included in our “Pipeline, storage and terminals” asset class within property, plant and equipment and have an estimated useful life of 30 years, total $233.3 million and $115.2 million, respectively.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. DERIVATIVES AND FAIR VALUE MEASUREMENTS

Derivative Instruments
We utilize various derivative instruments to manage our exposure to interest rate risk and commodity price risk. Our risk management policies and procedures are designed to monitor interest rates, futures and swap positions and over-the-counter positions, as well as physical commodity volumes, grades, locations and delivery schedules, to help ensure that our hedging activities address our market risks. Derivative financial instruments associated with commodity price risk with respect to our petroleum product inventories and related firm commitments to purchase and/or sell such inventories were not material for any periods presented.

Interest Rate Risk. We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive income (loss)” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of March 31, 2019 and December 31, 2018, the aggregate notional amount of forward-starting interest rate swaps totaled $250.0 million.

The fair values of our interest rate swaps included in our consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(Thousands of Dollars)
Other long-term assets, net	$—	$627	$—	$—
Other long-term liabilities	$—	$—	$(6,932)	$(751)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
(Loss) gain recognized in other comprehensive (loss) income on derivative	$(6,808)	$17,421
Loss reclassified from AOCI into interest expense, net	$(1,078)	$(1,390)

As of March 31, 2019, we expect to reclassify a loss of $3.1 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

Recurring Fair Value Measurements. Because we estimate the fair value of our forward-starting interest rate swaps using discounted cash flows, which use observable inputs such as time to maturity and market interest rates, we include interest rate swaps in Level 2 of the fair value hierarchy.

Non-recurring Fair Value Measurements. Please refer to Note 3 for a discussion of the non-recurring fair value measurement associated with the impairment of long-lived assets related to our St. Eustatius terminal.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt other than finance leases, approximate their carrying amounts. The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	March 31, 2019	December 31, 2018
	(Thousands of Dollars)
Fair value	$3,317,920	$3,056,704
Carrying amount	$3,277,834	$3,111,996

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

9. EMPLOYEE BENEFIT PLANS

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

Our other postretirement benefit plans include a contributory medical benefits plan for U.S. employees who retired prior to April 1, 2014, and for employees who retire on or after April 1, 2014, a partial reimbursement for eligible third-party health care premiums.

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2019	2018	2019	2018
	(Thousands of Dollars)
For the three months ended March 31:
Service cost	$2,388	$2,406	$107	$126
Interest cost	1,370	1,206	114	108
Expected return on assets	(2,004)	(1,855)	—	—
Amortization of prior service credit	(514)	(514)	(287)	(287)
Amortization of net loss	211	544	11	54
Net periodic benefit cost (income)	$1,451	$1,787	$(55)	$1

The service cost component of net periodic benefit cost (income) is presented in the same income statement line items as other current employee compensation costs, but the remaining components of net periodic benefit cost (income) are reported on the consolidated statements of comprehensive income in “Other income, net.”

10. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

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

In April 2019, our board of directors declared distributions of $0.619 per Series D Preferred Unit to be paid on June 17, 2019.

11. PARTNERS' EQUITY

Series A, B and C Preferred Units
The following table summarizes financial information related to our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units):

	Preferred Limited Partners
	Series A	Series B	Series C	Total
	(Thousands of Dollars)
Balance as of January 1, 2019	$218,307	$371,476	$166,518	$756,301
Net income	4,813	7,339	3,881	16,033
Distributions to partners	(4,813)	(7,339)	(3,881)	(16,033)
Balance as of March 31, 2019	$218,307	$371,476	$166,518	$756,301

	Preferred Limited Partners
	Series A	Series B	Series C	Total
	(Thousands of Dollars)
Balance as of January 1, 2018	$218,307	$371,634	$166,662	$756,603
Net income	4,813	7,339	3,838	15,990
Distributions to partners	(4,813)	(7,339)	(3,838)	(15,990)
Other	—	—	(109)	(109)
Balance as of March 31, 2018	$218,307	$371,634	$166,553	$756,494

Distributions on our preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month as follows (until the distribution rate changes to a floating rate):

Units	Fixed Distribution Rate Per Unit Per Quarter	Fixed Distribution Per Quarter	Date at Which Distribution Rate Becomes Floating
		(Thousands of Dollars)
Series A Preferred Units	$0.53125	$4,813	December 15, 2021
Series B Preferred Units	$0.47657	$7,339	June 15, 2022
Series C Preferred Units	$0.56250	$3,881	December 15, 2022

In April 2019, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on June 17, 2019.

Common Limited Partners
We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2019	$0.60	$64,690	May 8, 2019	May 14, 2019
December 31, 2018	$0.60	$64,336	February 8, 2019	February 13, 2019

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2019	$(47,299)	$(893)	$(6,686)	$(54,878)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	1,476	(6,808)	—	(5,332)
Net gain on pension costs reclassified into other income, net	—	—	(579)	(579)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,078	—	1,078
Other	—	—	7	7
Other comprehensive income (loss)	1,476	(5,730)	(572)	(4,826)
Balance as of March 31, 2019	$(45,823)	$(6,623)	$(7,258)	$(59,704)

12. NET (LOSS) INCOME PER COMMON UNIT

Basic net (loss) income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plan. We compute basic net (loss) income per common unit by dividing net (loss) income attributable to common units by the weighted-average number of common units outstanding during the period.

Diluted net (loss) income per common unit is computed by dividing net (loss) income attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units may include contingently issuable performance unit awards and the Series D Preferred Units.

The Series D Preferred Units are convertible into common units at the option of the holder at any time on or after June 29, 2028. As such, we calculated the dilutive effect of the Series D Preferred Units using the if-converted method. For the three months ended March 31, 2019, the effect of the assumed conversion of the 23,246,650 Series D Preferred Units outstanding as of March 31, 2019 was antidilutive; therefore, we did not include such conversion in the computation of diluted net (loss) income per common unit.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net (loss) income per common unit:

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net (loss) income	$(277,863)	$126,133
Distributions to preferred limited partners	(30,423)	(15,990)
Distributions to general partner	—	(1,141)
Distributions to common limited partners	(64,690)	(55,916)
Distribution equivalent rights to restricted units	(643)	(445)
Distributions (in excess of) less than (loss) income	$(373,619)	$52,641

Distributions to common limited partners	$64,690	$55,916
Allocation of distributions (in excess of) less than (loss) earnings	(373,619)	51,148
Series D Preferred Unit accretion	(4,302)	—
Net (loss) income attributable to common units:	$(313,231)	$107,064

Basic weighted-average common units outstanding	107,531,619	93,181,781

Basic net (loss) income per common unit	$(2.91)	$1.15

13. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(15,028)	$19,525
Receivable from related party	—	133
Inventories	(2,302)	(2,687)
Other current assets	4,191	3,224
Increase (decrease) in current liabilities:
Accounts payable	17,851	(7,681)
Accrued interest payable	(4,948)	3,552
Accrued liabilities	(30,908)	(6,019)
Taxes other than income tax	(2,954)	(1,558)
Income tax payable	695	2,202
Changes in current assets and current liabilities	$(33,403)	$10,691
The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation;

•	changes in the fair values of our interest rate swap agreements; and

•	the recognition of lease liabilities upon the adoption of ASC Topic 842.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$47,797	$42,549
Cash paid for income taxes, net of tax refunds received	$1,717	$2,635

As of March 31, 2019, restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet. The following table reconciles cash and cash equivalents and restricted cash on the consolidated balance sheets to cash, cash equivalents and restricted cash on the consolidated statements of cash flows:

	March 31, 2019	December 31, 2018
	(Thousands of Dollars)
Cash and cash equivalents	$15,822	$13,644
Restricted cash	8,712	—
Cash, cash equivalents and restricted cash	$24,534	$13,644

14. SEGMENT INFORMATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
Revenues:
Pipeline	$156,251	$136,790
Storage:
Third parties	141,150	153,253
Intersegment	1,861	2,075
Total storage	143,011	155,328
Fuels marketing	189,068	185,838
Consolidation and intersegment eliminations	(1,861)	(2,075)
Total revenues	$486,469	$475,881

Operating income (loss):
Pipeline	$67,304	$57,794
Storage	(247,240)	56,261
Fuels marketing	(25,016)	6,320
Consolidation and intersegment eliminations	(32)	(3)
Total segment operating (loss) income	(204,984)	120,372
General and administrative expenses	25,996	19,774
Other depreciation and amortization expense	2,119	2,118
Total operating (loss) income	$(233,099)	$98,480

Total assets by reportable segment were as follows:

	March 31, 2019	December 31, 2018
	(Thousands of Dollars)
Pipeline	$3,738,360	$3,637,226
Storage	2,259,552	2,424,342
Fuels marketing	129,860	112,906
Total segment assets	6,127,772	6,174,474
Other partnership assets	189,127	174,666
Total consolidated assets	$6,316,899	$6,349,140

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

Condensed Consolidating Balance Sheets
March 31, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,363	$1,240	$—	$13,219	$—	$15,822
Receivables, net	—	427	1,071	162,241	—	163,739
Inventories	—	1,890	5,563	17,570	—	25,023
Prepaid and other current assets	98	17,932	899	2,432	—	21,361
Intercompany receivable	—	1,380,677	—	458,238	(1,838,915)	—
Total current assets	1,461	1,402,166	7,533	653,700	(1,838,915)	225,945
Property, plant and equipment, net	—	1,972,639	608,975	1,562,651	—	4,144,265
Intangible assets, net	—	46,751	—	673,449	—	720,200
Goodwill	—	149,453	170,652	685,748	—	1,005,853
Investment in wholly owned subsidiaries	2,983,036	1,751,576	1,130,709	536,042	(6,401,363)	—
Other long-term assets, net	329	113,954	32,779	73,574	—	220,636
Total assets	$2,984,826	$5,436,539	$1,950,648	$4,185,164	$(8,240,278)	$6,316,899
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,996	$52,993	$5,258	$112,624	$—	$176,871
Short-term debt and current portion of finance leases	—	9,302	17	16	—	9,335
Accrued interest payable	—	31,121	—	41	—	31,162
Accrued liabilities	895	27,683	8,805	45,351	—	82,734
Taxes other than income tax	42	4,967	6,371	4,759	—	16,139
Income tax payable	—	573	2	4,570	—	5,145
Intercompany payable	461,219	—	1,377,696	—	(1,838,915)	—
Total current liabilities	468,152	126,639	1,398,149	167,361	(1,838,915)	321,386
Long-term debt	—	3,281,179	66	51,975	—	3,333,220
Deferred income tax liability	—	1,675	9	10,103	—	11,787
Other long-term liabilities	—	83,436	16,534	93,566	—	193,536
Series D preferred units	568,293	—	—	—	—	568,293
Total partners’ equity	1,948,381	1,943,610	535,890	3,862,159	(6,401,363)	1,888,677
Total liabilities, mezzanine equity and partners’ equity	$2,984,826	$5,436,539	$1,950,648	$4,185,164	$(8,240,278)	$6,316,899

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Loss
For the Three Months Ended March 31, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$117,555	$58,353	$310,748	$(187)	$486,469
Costs and expenses	676	77,411	36,050	605,618	(187)	719,568
Operating (loss) income	(676)	40,144	22,303	(294,870)	—	(233,099)
Equity in (loss) earnings of subsidiaries	(277,295)	1,339	(294,048)	(274,174)	844,178	—
Interest income (expense), net	108	(45,456)	(1,933)	3,013	—	(44,268)
Other income (expense), net	—	754	177	(144)	—	787
Loss before income tax expense	(277,863)	(3,219)	(273,501)	(566,175)	844,178	(276,580)
Income tax expense	—	117	—	1,166	—	1,283
Net loss	$(277,863)	$(3,336)	$(273,501)	$(567,341)	$844,178	$(277,863)

Comprehensive loss	$(277,863)	$(9,066)	$(273,501)	$(566,437)	$844,178	$(282,689)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended March 31, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$119,694	$56,274	$300,115	$(202)	$475,881
Costs and expenses	612	72,416	35,181	269,394	(202)	377,401
Operating (loss) income	(612)	47,278	21,093	30,721	—	98,480
Equity in earnings (loss) of subsidiaries	126,713	(2,249)	112,003	131,639	(368,106)	—
Interest income (expense), net	32	(50,026)	(1,571)	3,793	—	(47,772)
Other income, net	—	476	115	79,161	—	79,752
Income (loss) before income tax expense	126,133	(4,521)	131,640	245,314	(368,106)	130,460
Income tax expense	—	170	1	4,156	—	4,327
Net income (loss)	$126,133	$(4,691)	$131,639	$241,158	$(368,106)	$126,133

Comprehensive income	$126,133	$14,120	$131,639	$243,271	$(368,106)	$147,057

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$93,209	$26,732	$11,953	$113,864	$(142,190)	$103,568
Cash flows from investing activities:
Capital expenditures	—	(87,696)	(2,253)	(69,480)	—	(159,429)
Change in accounts payable related to capital expenditures	—	14,894	15,532	(11,025)	—	19,401
Proceeds from sale or disposition of assets	—	46	1	32	—	79
Net cash (used in) provided by investing activities	—	(72,756)	13,280	(80,473)	—	(139,949)
Cash flows from financing activities:
Debt borrowings	—	306,500	—	5,000	—	311,500
Debt repayments	—	(143,500)	—	(14,600)	—	(158,100)
Distributions to preferred unitholders	(30,423)	(15,212)	(15,212)	(15,211)	45,635	(30,423)
Distributions to common unitholders	(64,367)	(32,183)	(32,183)	(32,189)	96,555	(64,367)
Net intercompany activity	8,948	(55,453)	22,164	24,341	—	—
Payment of tax withholding for unit-based compensation	(6,366)	—	—	—	—	(6,366)
Other, net	(893)	(4,227)	(2)	(5)	—	(5,127)
Net cash (used in) provided by financing activities	(93,101)	55,925	(25,233)	(32,664)	142,190	47,117
Effect of foreign exchange rate changes on cash	—	—	—	154	—	154
Net increase in cash, cash equivalents and restricted cash	108	9,901	—	881	—	10,890
Cash, cash equivalents, and restricted cash as of the beginning of the period	1,255	51	—	12,338	—	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$1,363	$9,952	$—	$13,219	$—	$24,534

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. SUBSEQUENT EVENT

In April 2019, our common unitholders approved the 2019 Long-Term Incentive Plan (2019 LTIP) for eligible employees, consultants and directors of NuStar Energy L.P., and of NuStar GP, LLC, and their respective affiliates who perform services for us and our subsidiaries. The 2019 LTIP allows for the awarding of (i) options; (ii) restricted units; (iii) distribution equivalent rights; (iv) performance cash; (v) performance units; and (vi) unit awards. The 2019 LTIP permits the granting of awards totaling an aggregate of 2,500,000 common units, subject to adjustment as provided in the 2019 LTIP. The 2019 LTIP generally will be administered by the compensation committee of our board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, including statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions and resources. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read our Annual Report on Form 10-K for the year ended December 31, 2018, Part I, Item 1A “Risk Factors,” as well as our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in six sections:

•	Overview

•	Results of Operations

•	Trends and Outlook

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Pronouncements

Recent Developments
St. Eustatius Share Purchase and Sale Agreement. On May 9, 2019, we entered into a Share Purchase and Sale Agreement to sell the equity interests in our wholly owned subsidiaries that own the St. Eustatius terminal and bunkering operations for approximately $250.0 million, subject to adjustment. The terminal operations are included in our storage segment and the bunkering operations are included in our fuels marketing segment. We expect to complete the sale in the second quarter of 2019.

Asset Impairments. In the first quarter of 2019, we recorded long-lived asset and goodwill impairment charges of $297.3 million and $31.1 million, respectively, related to our St. Eustatius operations. The long-lived asset impairment is reported in the storage segment and the goodwill impairment is recorded in the fuels marketing segment. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the impairment charges.

Sale of European Operations. On November 30, 2018, we sold our European operations to Inter Terminals, Ltd. for approximately $270.0 million. The operations sold include six liquids storage terminals in the United Kingdom and one facility in Amsterdam. Prior to the sale, the assets disposed of and the results of operations were included in our storage segment.

Merger. On July 20, 2018, we completed the merger of NuStar GP Holdings, LLC with a subsidiary of NS. Consequently, NSH, which indirectly owns our general partner, became a wholly owned subsidiary of ours. Under the terms of the merger agreement, NSH unitholders received 0.55 of a common unit representing a limited partner interest in NS in exchange for each NSH unit owned at the effective time of the merger, resulting in approximately 13.4 million incremental NS common units outstanding after the merger.

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

Pipeline. We own 3,130 miles of refined product pipelines and 2,100 miles of crude oil pipelines, as well as approximately 5.0 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,600 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of approximately 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. We own terminal and storage facilities in the United States, Canada, Mexico and St. Eustatius in the Caribbean, with approximately 75.8 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues).

Fuels Marketing. Within our fuels marketing operations, we purchase petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. Although we enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations, the derivative financial instruments associated with commodity price risk were not material for any periods presented. The operations in our fuels marketing segment include our bunkering operations at our St. Eustatius and Gulf Coast terminals, as well as certain of our blending operations.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,		Change
	2019	2018
Statement of Income Data:
Revenues:
Service revenues	$298,405	$291,413	$6,992
Product sales	188,064	184,468	3,596
Total revenues	486,469	475,881	10,588

Costs and expenses:
Costs associated with service revenues	186,224	178,781	7,443
Cost of product sales	176,789	176,728	61
Asset impairment loss	297,317	—	297,317
Goodwill impairment loss	31,123	—	31,123
General and administrative expenses	25,996	19,774	6,222
Other depreciation and amortization expense	2,119	2,118	1
Total costs and expenses	719,568	377,401	342,167

Operating (loss) income	(233,099)	98,480	(331,579)
Interest expense, net	(44,268)	(47,772)	3,504
Other income, net	787	79,752	(78,965)
(Loss) income before income tax expense	(276,580)	130,460	(407,040)
Income tax expense	1,283	4,327	(3,044)
Net (loss) income	$(277,863)	$126,133	$(403,996)
Basic net (loss) income per common unit	$(2.91)	$1.15	$(4.06)

Overview
We incurred a net loss of $277.9 million for the three months ended March 31, 2019, compared to net income of $126.1 million for the three months ended March 31, 2018. The first quarter of 2019 includes non-cash impairment charges totaling $328.4 million related to our St. Eustatius operations, whereas the first quarter of 2018 includes a gain of $78.8 million resulting from insurance proceeds received for hurricane damages incurred at our St. Eustatius terminal.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2019	2018
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,018,608	791,294	227,314
Refined products and ammonia pipelines throughput (barrels/day)	503,485	531,894	(28,409)
Total throughput (barrels/day)	1,522,093	1,323,188	198,905
Throughput revenues	$156,251	$136,790	$19,461
Operating expenses	48,098	42,341	5,757
Depreciation and amortization expense	40,849	36,655	4,194
Segment operating income	$67,304	$57,794	$9,510
Storage:
Throughput (barrels/day)	364,854	343,933	20,921
Throughput terminal revenues	$21,686	$20,016	$1,670
Storage terminal revenues	121,325	135,312	(13,987)
Total revenues	143,011	155,328	(12,317)
Operating expenses	61,496	65,825	(4,329)
Depreciation and amortization expense	31,438	33,242	(1,804)
Asset impairment loss	297,317	—	297,317
Segment operating (loss) income	$(247,240)	$56,261	$(303,501)
Fuels Marketing:
Product sales and other revenue	$189,068	$185,838	$3,230
Cost of product sales	178,498	178,677	(179)
Gross margin	10,570	7,161	3,409
Operating expenses	4,463	841	3,622
Goodwill impairment loss	31,123	—	31,123
Segment operating (loss) income	$(25,016)	$6,320	$(31,336)
Consolidation and Intersegment Eliminations:
Revenues	$(1,861)	$(2,075)	$214
Cost of product sales	(1,709)	(1,949)	240
Operating expenses	(120)	(123)	3
Total	$(32)	$(3)	$(29)
Consolidated Information:
Revenues	$486,469	$475,881	$10,588
Costs associated with service revenues:
Operating expenses	113,937	108,884	5,053
Depreciation and amortization expense	72,287	69,897	2,390
Total costs associated with service revenues	186,224	178,781	7,443
Cost of product sales	176,789	176,728	61
Impairment losses	328,440	—	328,440
Segment operating (loss) income	(204,984)	120,372	(325,356)
General and administrative expenses	25,996	19,774	6,222
Other depreciation and amortization expense	2,119	2,118	1
Consolidated operating (loss) income	$(233,099)	$98,480	$(331,579)

Pipeline
Total revenues increased $19.5 million and throughputs increased 198,905 barrels per day for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to:

•
an increase in revenues of $16.1 million and an increase in throughputs of 148,843 barrels per day resulting from increased customer production supplying our Permian Crude System and the completion of pipeline expansion projects;

•
an increase in revenues of $3.7 million and an increase in throughputs of 6,459 barrels per day on our East Pipeline due to higher diesel throughputs, an increase in long-haul deliveries resulting in higher average tariffs and the Council Bluffs Acquisition, partially offset by operational issues and a turnaround at refineries served by the East Pipeline;

•	an increase in revenues of $3.7 million on our Ardmore System, despite throughputs that remained flat, mainly due to an increase in long-haul deliveries resulting in higher average tariffs; and

•	an increase in revenues of $2.7 million on our Houston pipeline, as a customer began leasing a portion of the pipeline on January 1, 2019.

These increases were partially offset by:

•	a decrease in revenues of $6.2 million and a decrease in throughputs of 89,193 barrels per day due to operational issues at the refinery served by our McKee System pipelines; and

•	a decrease in revenues of $2.9 million on our Eagle Ford System, mainly due to contract renewals at lower rates, which more than offset an increase in throughputs of 114,053 barrels per day.

Operating expenses increased $5.8 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to:

•	an increase in operating costs of $4.7 million on our Permian Crude System, mainly due to higher throughputs and higher bad debt expense; and

•	an increase in operating costs of $1.1 million due to the Council Bluffs Acquisition in the second quarter of 2018.

Depreciation and amortization expense increased $4.2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to completed projects associated with the Permian Crude System in the first quarter of 2019 and the Council Bluffs Acquisition in the second quarter of 2018.

Storage
Throughput terminal revenues increased $1.7 million while throughputs increased 20,921 barrels per day for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to an increase in throughput terminal revenues of $1.7 million and an increase in throughputs of 26,662 barrels per day at our Corpus Christi North Beach terminal due to higher South Texas Crude System volumes. Although throughputs decreased 5,599 barrels per day at our Central West Terminals, revenues remained flat as lower throughputs due to operational issues at the refinery served by the McKee System pipelines were offset by increased demand in markets served by the Three Rivers Systems and Corpus Christi.

Storage terminal revenues decreased $14.0 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the following:

•	a decrease in revenues of $18.8 million due to the sale of our European operations in the fourth quarter of 2018; and

•	a decrease in revenues of $10.8 million at our North East and Gulf Coast Terminals, mainly due to the re-contracting of certain customer contracts in a backwardated market.

These decreases were partially offset by an increase in revenues of $14.3 million at our St. Eustatius terminal, mainly due to the acceleration of $16.3 million of revenue in the first quarter of 2019, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

Operating expenses decreased $4.3 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a decrease in operating costs of $11.2 million related to the sale of our European operations in the fourth quarter of 2018. This decrease was partially offset by an increase in other operating expense of $5.8 million in the first quarter of 2019, mainly due to insurance proceeds received in the first quarter of 2018 related to hurricane damage incurred at our St. Eustatius terminal.

Depreciation and amortization expense decreased $1.8 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to a decrease of $3.9 million relating to the sale of our European operations in the fourth quarter of 2018, partially offset by an increase of $2.2 million in the first quarter of 2019 relating to the completion of various storage projects at our St. Eustatius and Corpus Christi North Beach terminals.

In the first quarter of 2019, we incurred a non-cash impairment loss of $297.3 million associated with long-lived assets at our St. Eustatius terminal.

Fuels Marketing
We recorded a segment operating loss of $25.0 million for the three months ended March 31, 2019, compared to segment operating income of $6.3 million for the three months ended March 31, 2018, mainly due to a non-cash goodwill impairment loss of $31.1 million recorded in the first quarter of 2019.

Consolidation and Intersegment Eliminations
Revenue and operating expense eliminations primarily relate to storage fees charged to the fuels marketing segment by the storage segment. Cost of product sales eliminations represent expenses charged to the fuels marketing segment for costs associated with inventory, which are expensed once the inventory is sold.

General
General and administrative expenses increased $6.2 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly resulting from lower legal expenses in 2018 and higher compensation costs in the first quarter of 2019.

Interest expense, net, decreased $3.5 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, mainly due to the maturity of $350.0 million of 7.65% senior notes in the second quarter of 2018. Higher interest rates in 2019 were more than offset by the interest expense savings from paying off these notes with lower interest revolver borrowings.

For the three months ended March 31, 2018, we recognized other income, net of $79.8 million, mainly due to a gain of $78.8 million from insurance proceeds received in the first quarter of 2018 relating to hurricane damage at our St. Eustatius terminal in the third quarter of 2017.

Income tax expense decreased $3.0 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to an overall reduction of income in our taxable entities.

TRENDS AND OUTLOOK
In 2019, we continue to execute on the comprehensive plan that we began in 2018, which included simplifying our corporate structure and eliminating the incentive distribution rights, reducing our leverage metrics and improving our distribution coverage ratio. Those actions, combined with the sale of our European operations in the fourth quarter of 2018, positioned us to fund a larger proportion of our capital projects with the cash generated by our operations, thus reducing our need to access common equity markets to finance future growth opportunities.

On May 10, 2019, we announced we had entered into an agreement to sell our St. Eustatius terminal and bunkering operations, and that we intend to use the sales proceeds to continue to reduce our leverage metrics and fund additional capital projects.

We continue to see significant opportunities emanate from the growth in Permian Basin production, resulting mainly in transportation and storage needs both within our Permian Crude System and at our other assets experiencing a “spillover” effect from Permian Basin growth. In addition to higher throughput on our Permian Crude System tied to continued production growth, we expect our existing crude oil pipelines, including our Wichita Falls, Ardmore and South Texas crude systems, to benefit in 2019 from our customers’ desire to transport Permian crude out of the basin.

Beginning in mid-2019, we expect to complete a project connecting our Corpus Christi terminal to a pipeline transporting Permian barrels for export. Once this project commences operations, we expect to see improved results for our storage facility in Corpus Christi, Texas. Higher Permian production as well as other shale plays could also positively affect our St. James, Louisiana terminal. In the near-term, we expect that facility to benefit from higher unit train activity as increased shale production creates an opportunity for our customers to move crude by rail to St. James for export. Longer term, we expect our St. James terminal to benefit from its advantaged location and shale-driven shifts in domestic crude flows. While backwardated crude prices in 2019 could have a detrimental impact on some of our storage facilities, we believe we are insulated to some extent by long-term contracts at certain of our facilities where backwardation is a driving factor, and due to the fact that we have storage assets in markets where forward pricing has little impact on rates or renewals.

In addition to the Permian-related growth, we also expect 2019 results to benefit from pipeline expansion projects to facilitate the export of refined products to Northern Mexico and the completion of a number of bio-fuel projects at our West Coast terminals in 2018 and 2019.

Our outlook for the Partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of a variety of factors, many of which are outside our control. These factors include, but are not limited to, the state of the economy and the capital markets, our customers’ refinery maintenance schedules and unplanned refinery downtime, crude oil prices, the supply of and demand for crude oil, refined products and anhydrous ammonia, demand for our transportation and storage services and laws or regulations affecting our assets.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary cash requirements are for distributions to our partners, debt service, capital expenditures, acquisitions and operating expenses.

Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners each quarter. “Available Cash” is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors, subject to requirements for distributions for our preferred units.

Each year, our objective is to fund our reliability capital expenditures and distribution requirements with our net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we utilize cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 describe the risks inherent to these sources of funding and the availability thereof.

During periods when our cash flow from operations is less than our distribution and reliability capital requirements, we may maintain our distribution level because we can use other sources of Available Cash, as provided in our partnership agreement, including borrowings under our revolving credit agreement and proceeds from the sales of assets. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 describe the risks inherent in our ability to maintain or grow our distribution.

For 2019, we expect our total cash from operations to exceed our distribution and reliability capital requirements.

Cash Flows for the Three Months Ended March 31, 2019 and 2018
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2019	2018
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$103,568	$123,164
Investing activities	(139,949)	(71,454)
Financing activities	47,117	(60,846)
Effect of foreign exchange rate changes on cash	154	(28)
Net increase (decrease) in cash, cash equivalents and restricted cash	$10,890	$(9,164)

Net cash provided by operating activities for the three months ended March 31, 2019 was $103.6 million, compared to $123.2 million for the three months ended March 31, 2018, mainly due to changes in working capital. Please refer to the Working Capital Requirements section below for discussion. For the three months ended March 31, 2019, the net cash provided by operating activities and cash on hand were used to fund our distributions to unitholders of $94.8 million and reliability capital expenditures of $9.5 million, and net proceeds from debt borrowings were used to fund our strategic capital expenditures of $149.9 million, as described below.

For the three months ended March 31, 2018, the net cash provided by operating activities, combined with cash on hand, were used to fund our distributions to unitholders and our general partner in the aggregate amount of $132.0 million. The proceeds from debt borrowings and a portion of the insurance recoveries were used to fund reliability and strategic capital expenditures, totaling $137.9 million.

Debt Sources of Liquidity
Revolving Credit Agreement. Our $1.4 billion revolving credit agreement (the Revolving Credit Agreement) is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending March 31, 2019, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2019, our consolidated debt coverage ratio was 4.1x and our consolidated interest coverage ratio was 2.3x. As of March 31, 2019, we had $475.4 million available for borrowing.

In April 2019, our credit rating was downgraded by S&P Global Ratings from BB to BB-, and our outlook was changed from negative to stable. Per the terms of the Revolving Credit Agreement, these changes did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. The following table reflects the current outlook and ratings that have been assigned to our debt:

	S&P Global Ratings	Moody’s Investor Service Inc.	Fitch, Inc.
Ratings	BB-	Ba2	BB
Outlook	Stable	Negative	Negative

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). On April 29, 2019, we amended the Receivables Financing Agreement to extend the scheduled termination date from September 20, 2020 to September 20, 2021 and to amend certain provisions with respect to receivables related to certain customers. The amount available for borrowing under the Receivables Financing Agreement is limited to $125.0 million and is based on the availability of eligible receivables and other customary factors and conditions.

Other Debt Sources of Liquidity. Other sources of liquidity as of March 31, 2019 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $43.0 million remaining in trust as of March 31, 2019, supported by $370.2 million in letters of credit; and

•	one short-term line of credit agreement with an uncommitted borrowing capacity of up to $35.0 million, with $5.5 million of borrowings outstanding as of March 31, 2019.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of March 31, 2019, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2019 and 2018, and the amount we expect to spend in 2019:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2019	$149,885	$9,544	$159,429
2018	$117,992	$19,882	$137,874

Expected for the year ended December 31, 2019	$ 500,000 - 550,000	$ 70,000 - 90,000

Strategic capital expenditures for the three months ended March 31, 2019 mainly consisted of pipeline expansions on our Permian Crude System, Northern Mexico refined products supply projects and an export project to connect our Corpus Christi North Beach terminal to long-haul pipelines transporting crude oil from the Permian Basin. Strategic capital expenditures for the three months ended March 31, 2018 consisted of pipeline expansions on our Permian Crude System and terminal expansions. Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at our St. Eustatius terminal.

For the year ended December 31, 2019, we expect a significant portion of our strategic capital spending to relate to our Permian Crude System and the Northern Mexico and export projects described above. We expect a significant portion of reliability capital spending to relate to hurricane damage repairs at our St. Eustatius facility, which includes approximately $30.0 million that will be funded with insurance proceeds already received, and completion of our Ammonia Pipeline replacement project. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2019 may increase or decrease from the expected amounts noted above. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2019, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Working Capital Requirements
Working capital requirements are mainly affected by our accounts receivable and accounts payable balances, which vary depending on the timing of payments. In addition, accrued liabilities were affected by the acceleration of $16.3 million of revenue in the first quarter of 2019, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2019	$0.60	$64,690	May 8, 2019	May 14, 2019
December 31, 2018	$0.60	$64,336	February 8, 2019	February 13, 2019

Preferred Units. Distributions on our preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

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

The distribution rate on our Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) is: (i) 9.75% per annum ($57.6 million) for the first two years; (ii) 10.75% per annum ($63.4 million) for years three through five; and (iii) the greater of 13.75% per annum ($81.1 million) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. For the four distribution periods beginning with the initial Series D Preferred Unit distribution, the Series D Preferred Unit distributions may be paid, in the Partnership’s sole discretion, in (i) cash or (ii) a combination of additional Series D Preferred Units and cash, provided that up to 50% of the distribution amount may be paid in additional Series D Preferred Units. Thereafter, any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

Debt Obligations
As of March 31, 2019, we were a party to the following debt agreements:

•	Revolving Credit Agreement due October 29, 2020, with $921.0 million of borrowings outstanding as of March 31, 2019;

•
4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and subordinated notes due January 15, 2043 with a face value of $402.5 million and a floating interest rate, which was 9.5% as of March 31, 2019;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreement with $5.5 million of borrowings outstanding as of March 31, 2019; and

•	Receivables Financing Agreement due September 20, 2021, with $52.2 million of borrowings outstanding as of March 31, 2019.

Management believes that, as of March 31, 2019, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of March 31, 2019 and December 31, 2018, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of March 31, 2019 and December 31, 2018, the aggregate notional amount of these forward-starting interest rate swaps was $250.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. In addition, we utilize forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Borrowings under our variable-rate debt expose us to increases in interest rates. Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

On April 29, 2019, we amended the Receivables Financing Agreement to, among other things, extend the scheduled termination date from September 20, 2020 to September 20, 2021.

Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	March 31, 2019
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$450,000	$300,000	$250,000	$—	$550,000	$1,550,000	$1,573,637
Weighted-average rate	—	4.8%	6.8%	4.8%	—	5.6%	5.5%
Variable-rate	$—	$973,200	$—	$—	$—	$767,940	$1,741,140	$1,744,283
Weighted-average rate	—	4.4%	—	—	—	5.7%	5.0%

	December 31, 2018
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$450,000	$300,000	$250,000	$—	$550,000	$1,550,000	$1,499,920
Weighted-average rate	—	4.8%	6.8%	4.8%	—	5.6%	5.5%
Variable-rate	$—	$806,800	$—	$—	$—	$767,940	$1,574,740	$1,556,784
Weighted-average rate	—	4.4%	—	—	—	5.6%	5.0%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate	Fair Value
March 31, 2019	December 31, 2018	Period of Hedge		March 31, 2019	December 31, 2018
(Thousands of Dollars)				(Thousands of Dollars)
$250,000	$250,000	09/2020 - 09/2030	2.8%	$(6,932)	$(124)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

*10.01
Eleventh Amendment to Letter of Credit Agreement, dated as of April 10, 2019, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

10.02	NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417))

10.03
Form of Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417))

10.04
Form of Non-Employee Director Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417))

10.05
Fourth Amendment to Receivables Financing Agreement, dated as of April 29, 2019, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 29, 2019 (File No. 001-16417))

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
May 10, 2019

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 10, 2019

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 10, 2019