Form 10-Q
period 2019-06-30
NuStar Energy L.P.
filed 2019-08-09
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
19003 IH-10 West
San Antonio, Texas
(Address of principal executive offices)
78257
(Zip Code)
Registrant’s telephone number, including area code (210) 918-2000
 _______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units	NS	New York Stock Exchange
Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NSprA	New York Stock Exchange
Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NSprB	New York Stock Exchange
Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NSprC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The number of common units outstanding as of July 31, 2019 was 107,763,602.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,299	$11,529
Accounts receivable, net of allowance for doubtful accounts of $9,452 and $9,412 as of June 30, 2019 and December 31, 2018, respectively	117,688	110,417
Inventories	9,454	8,434
Prepaid and other current assets	29,591	17,374
Assets held for sale	301,529	599,347
Total current assets	473,561	747,101
Property, plant and equipment, at cost	5,981,860	5,627,805
Accumulated depreciation and amortization	(1,961,046)	(1,853,003)
Property, plant and equipment, net	4,020,814	3,774,802
Intangible assets, net	707,344	733,056
Goodwill	1,005,853	1,005,853
Other long-term assets, net	172,119	88,328
Total assets	$6,379,691	$6,349,140
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$128,547	$103,122
Short-term debt and current portion of finance leases	10,087	18,500
Accrued interest payable	38,929	36,293
Accrued liabilities	69,970	74,418
Taxes other than income tax	14,060	16,823
Income tax payable	1,920	4,445
Liabilities held for sale	68,616	69,834
Total current liabilities	332,129	323,435
Long-term debt	3,456,461	3,111,996
Deferred income tax liability	12,250	12,428
Other long-term liabilities	176,951	79,558
Total liabilities	3,977,791	3,527,417

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of June 30, 2019 and December 31, 2018) (Note 9)	572,597	563,992

Partners’ equity (Note 10):
Preferred limited partners
Series A (9,060,000 units outstanding as of June 30, 2019 and December 31, 2018)	218,307	218,307
Series B (15,400,000 units outstanding as of June 30, 2019 and December 31, 2018)	371,476	371,476
Series C (6,900,000 units outstanding as of June 30, 2019 and December 31, 2018)	166,518	166,518
Common limited partners (107,763,033 and 107,225,156 common units outstanding as of June 30, 2019 and December 31, 2018, respectively)	1,140,665	1,556,308
Accumulated other comprehensive loss	(67,663)	(54,878)
Total partners’ equity	1,829,303	2,257,731
Total liabilities, mezzanine equity and partners’ equity	$6,379,691	$6,349,140
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$282,472	$259,599	$541,499	$507,668
Product sales	89,973	129,657	178,772	258,315
Total revenues	372,445	389,256	720,271	765,983
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	101,095	102,241	196,506	190,320
Depreciation and amortization expense	64,991	61,777	129,809	121,601
Total costs associated with service revenues	166,086	164,018	326,315	311,921
Cost of product sales	86,389	119,939	172,571	245,089
General and administrative expenses (excluding depreciation and amortization expense)	24,868	26,754	50,559	44,896
Other depreciation and amortization expense	1,819	2,158	3,938	4,197
Total costs and expenses	279,162	312,869	553,383	606,103
Operating income	93,283	76,387	166,888	159,880
Interest expense, net	(45,693)	(48,389)	(89,984)	(95,777)
Other income, net	621	1,607	1,412	2,623
Income from continuing operations before income tax expense	48,211	29,605	78,316	66,726
Income tax expense	1,296	2,696	2,478	6,584
Income from continuing operations, net of tax	46,915	26,909	75,838	60,142
(Loss) income from discontinued operations, net of tax	(964)	2,490	(307,750)	95,390
Net income (loss)	$45,951	$29,399	$(231,912)	$155,532

Basic net income (loss) per common unit (Note 11):
Continuing operations	$0.11	$0.12	$0.05	$0.30
Discontinued operations	(0.01)	0.03	(2.86)	1.00
Total net income (loss) per common unit	$0.10	$0.15	$(2.81)	$1.30

Basic weighted-average common units outstanding	107,763,016	93,192,238	107,647,957	93,187,038

Comprehensive income (loss)	$37,992	$26,778	$(244,697)	$173,835
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(231,912)	$155,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	142,283	147,879
Unit-based compensation expense	5,774	4,277
Amortization of debt related items	2,643	3,965
Gain from sale or disposition of assets	(1,300)	(1,218)
Asset impairment losses	305,715	—
Goodwill impairment loss	31,123	—
Gain from insurance recoveries	—	(78,756)
Deferred income tax (benefit) expense	(575)	1,142
Changes in current assets and current liabilities (Note 12)	(36,229)	42,733
Decrease (increase) in other long-term assets	15,190	(11,224)
Increase (decrease) in other long-term liabilities	9,157	(20,073)
Other, net	(975)	(407)
Net cash provided by operating activities	240,894	243,850
Cash Flows from Investing Activities:
Capital expenditures	(319,961)	(248,521)
Change in accounts payable related to capital expenditures	16,144	(19,320)
Proceeds from sale or disposition of assets	143	2,097
Proceeds from insurance recoveries	—	78,419
Acquisitions	—	(37,502)
Net cash used in investing activities	(303,674)	(224,827)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	415,800	677,272
Proceeds from short-term debt borrowings	178,500	456,000
Proceeds from note offering, net of issuance costs	491,665	—
Long-term debt repayments	(616,800)	(905,521)
Short-term debt repayments	(191,000)	(428,000)
Proceeds from issuance of Series D preferred units	—	400,000
Payment of issuance costs for Series D preferred units	—	(29,289)
Proceeds from issuance of common units	—	10,000
Distributions to preferred unitholders	(60,846)	(32,713)
Distributions to common unitholders and general partner	(129,025)	(172,324)
Proceeds from termination of interest rate swaps	—	8,048
Payment of tax withholding for unit-based compensation	(6,368)	(69)
Decrease in cash book overdrafts	(4,718)	(436)
Other, net	(3,451)	(5,518)
Net cash provided by (used in) financing activities	73,757	(22,550)
Effect of foreign exchange rate changes on cash	261	(421)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,238	(3,948)
Cash, cash equivalents and restricted cash as of the beginning of the period	13,644	24,292
Cash, cash equivalents and restricted cash as of the end of the period	$24,882	$20,344
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended June 30, 2019 and 2018
(Unaudited, Thousands of Dollars)

	Limited Partners					Mezzanine Equity
	Preferred	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 10)	Series D Preferred Limited Partners (Note 9)	Total
Balance as of March 31, 2019	$756,301	$1,192,080	$—	$(59,704)	$1,888,677	$568,293	$2,456,970
Net income	16,033	15,528	—	—	31,561	14,390	45,951
Other comprehensive loss	—	—	—	(7,959)	(7,959)	—	(7,959)
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit)	—	(64,658)	—	—	(64,658)	—	(64,658)
Series D preferred	—	—	—	—	—	(14,390)	(14,390)
Unit-based compensation	—	2,146	—	—	2,146	—	2,146
Series D preferred unit accretion	—	(4,446)	—	—	(4,446)	4,446	—
Other	—	15	—	—	15	(142)	(127)
Balance as of June 30, 2019	$756,301	$1,140,665	$—	$(67,663)	$1,829,303	$572,597	$2,401,900

Balance as of March 31, 2018	$756,494	$1,772,874	$26,692	$(64,003)	$2,492,057	$—	$2,492,057
Net income	16,033	12,891	263	—	29,187	212	29,399
Other comprehensive loss	—	—	—	(2,621)	(2,621)	—	(2,621)
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit) and general partner	—	(55,911)	(1,141)	—	(57,052)	—	(57,052)
Series D preferred	—	—	—	—	—	(212)	(212)
Issuance of common units, including contribution from general partner	—	10,000	204	—	10,204	—	10,204
Issuance of Series D preferred units	—	—	—	—	—	370,711	370,711
Unit-based compensation	—	1,765	—	—	1,765	—	1,765
Other	(160)	(851)	(19)	—	(1,030)	—	(1,030)
Balance as of June 30, 2018	$756,334	$1,740,768	$25,999	$(66,624)	$2,456,477	$370,711	$2,827,188
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Six Months Ended June 30, 2019 and 2018
(Unaudited, Thousands of Dollars)

	Limited Partners					Mezzanine Equity
	Preferred	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 10)	Series D Preferred Limited Partners (Note 9)	Total
Balance as of January 1, 2019	$756,301	$1,556,308	$—	$(54,878)	$2,257,731	$563,992	$2,821,723
Net income (loss)	32,066	(292,758)	—	—	(260,692)	28,780	(231,912)
Other comprehensive loss	—	—	—	(12,785)	(12,785)	—	(12,785)
Distributions to partners:
Series A, B and C preferred	(32,066)	—	—	—	(32,066)	—	(32,066)
Common ($1.20 per unit)	—	(129,025)	—	—	(129,025)	—	(129,025)
Series D preferred	—	—	—	—	—	(28,780)	(28,780)
Unit-based compensation	—	15,686	—	—	15,686	—	15,686
Series D preferred unit accretion	—	(8,748)	—	—	(8,748)	8,748	—
Other	—	(798)	—	—	(798)	(143)	(941)
Balance as of June 30, 2019	$756,301	$1,140,665	$—	$(67,663)	$1,829,303	$572,597	$2,401,900

Balance as of January 1, 2018	$756,603	$1,770,587	$37,826	$(84,927)	$2,480,089	$—	$2,480,089
Net income	32,023	120,831	2,466	—	155,320	212	155,532
Other comprehensive income	—	—	—	18,303	18,303	—	18,303
Distributions to partners:
Series A, B and C preferred	(32,023)	—	—	—	(32,023)	—	(32,023)
Common ($1.695 per unit) and general partner	—	(157,945)	(14,379)	—	(172,324)	—	(172,324)
Series D preferred	—	—	—	—	—	(212)	(212)
Issuance of common units, including contribution from general partner	—	10,000	204	—	10,204	—	10,204
Issuance of Series D preferred units	—	—	—	—	—	370,711	370,711
Unit-based compensation	—	3,051	—	—	3,051	—	3,051
Other	(269)	(5,756)	(118)	—	(6,143)	—	(6,143)
Balance as of June 30, 2018	$756,334	$1,740,768	$25,999	$(66,624)	$2,456,477	$370,711	$2,827,188
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

Recent Developments
On July 29, 2019, we closed on the sale of the equity interests in our wholly owned subsidiaries that own the St. Eustatius terminal and bunkering operations for approximately $250.0 million, subject to adjustment. Please refer to Note 3 for additional discussion.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation. As further discussed in Note 3, we reclassified certain balances to assets and liabilities held for sale and certain revenues and expenses to discontinued operations. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations.

New Accounting Policy
As of June 30, 2019, we have restricted cash representing legally restricted funds that are unavailable for general use totaling $8.7 million, which is included in “Prepaid and other current assets” on the consolidated balance sheet.

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

Goodwill
In January 2017, the FASB issued amended guidance that simplifies the accounting for goodwill impairment by eliminating step 2 of the goodwill impairment test. Under the amended guidance, goodwill impairment will be measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted the amended guidance during the first quarter of 2019 and applied the guidance to the goodwill impairment discussed in Note 3.

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

3. DISCONTINUED OPERATIONS AND IMPAIRMENTS

On May 9, 2019, we entered into a Share Purchase and Sale Agreement to sell the equity interests in our wholly owned subsidiaries that own the St. Eustatius terminal and bunkering operations (the St. Eustatius Operations), for approximately $250.0 million, subject to adjustment (the St. Eustatius Disposition). The St. Eustatius Disposition included a 14.3 million barrel storage and terminalling facility and related assets on the island of St. Eustatius in the Caribbean Netherlands. We closed the sale on July 29, 2019 and received net proceeds of approximately $234.0 million. We previously reported the terminal operations in our storage segment and the bunkering operations in our fuels marketing segment.

On November 30, 2018, we sold our European operations, which consisted of six liquids storage terminals in the United Kingdom and one facility in Amsterdam and related assets that were previously reported in our storage segment (the European Operations), for approximately $270.0 million (the European Disposition).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter of 2019, we determined the assets and liabilities associated with the St. Eustatius Operations met the criteria to be classified as held for sale. We also determined the St. Eustatius Operations and the European Operations met the requirements to be reported as discontinued operations since the St. Eustatius Disposition and the European Disposition together represent a strategic shift that will have a major impact on our operations and financial results. These sales are part of our plan to improve our debt metrics and partially fund capital projects to grow our core business in North America. Accordingly, the consolidated balance sheets reflect the assets and liabilities associated with the St. Eustatius Operations as held for sale for all periods presented, and the condensed consolidated statements of comprehensive income reflect the St. Eustatius Operations and the European Operations as discontinued operations for all applicable periods presented.

Discontinued Operations
The following is a reconciliation of the major classes of line items included in “(Loss) income from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
Revenues	$92,837	$96,948	$231,480	$196,102
Costs and expenses:
Cost of revenues	86,278	92,177	202,880	174,633
Impairment losses	8,398	—	336,838	—
General and administrative expenses (excluding depreciation and amortization expense)	305	1,227	610	2,859
Other depreciation and amortization expense	—	93	—	172
Total costs and expenses	94,981	93,497	540,328	177,664
Operating (loss) income	(2,144)	3,451	(308,848)	18,438
Interest income (expense), net	9	(547)	32	(931)
Other income (expense), net	1,171	(195)	1,167	78,541
(Loss) income from discontinued operations before income tax expense	(964)	2,709	(307,649)	96,048
Income tax expense	—	219	101	658
(Loss) income from discontinued operations, net of tax	$(964)	$2,490	$(307,750)	$95,390

The following table presents selected cash flow information associated with our discontinued operations:

	Six Months Ended June 30,
	2019	2018
	(Thousands of Dollars)
Capital expenditures	$(23,635)	$(82,111)

Significant noncash operating activities:
Depreciation and amortization expense	$8,536	$22,081
Asset impairment losses	$305,715	$—
Goodwill impairment loss	$31,123	$—
Gain from insurance recoveries	$—	$(78,756)

Impairments
On January 28, 2019, the U.S. Department of the Treasury’s Office of Foreign Assets Control added Petroleos de Venezuela, S.A. (PDVSA), at the time a customer at our St. Eustatius facility, to its List of Specially Designated Nationals and Blocked Persons (the SDN List). The inclusion of PDVSA on the SDN List required us to wind down our contracts with PDVSA. Prior to winding down such contracts, PDVSA was the St. Eustatius terminal’s largest customer.

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

With respect to the terminal operations long-lived assets, our estimates of future expected cash flows included the possibility of a near-term sale, as well as continuing to operate the terminal. The carrying value of the terminal’s long-lived assets exceeded our estimate of the total expected cash flows, indicating the long-lived assets were potentially impaired. To determine an impairment amount, we estimated the fair value of the long-lived assets for comparison to the carrying amount of those assets. Our estimate of the fair value considered the expected sales price as well as estimates generated from income and market approaches using a market participant’s assumptions. The estimated fair values resulting from the market and income approaches were consistent with the expected sales price. Therefore, we concluded that the estimated sales price, which was less than the carrying amount of the long-lived assets, represented the best estimate of fair value at March 31, 2019, and we recorded a long-lived asset impairment charge of $297.3 million in the first quarter of 2019 to reduce the carrying value of the assets to their estimated fair value. We recorded an additional impairment charge of $8.4 million in the second quarter of 2019, mainly due to additional capital expenditures incurred in the second quarter. Our estimate of the fair value is based on a transaction price in a market that is not active and thus falls within Level 2 of the fair value hierarchy.

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

The impairment charges are included in “(Loss) income from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss).

Assets and Liabilities Held for Sale
The following is a reconciliation of the carrying amounts of the major classes of assets and liabilities included in “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheets:

	June 30, 2019	December 31, 2018
	(Thousands of Dollars)
Total current assets	$46,826	$54,404
Property, plant and equipment, net	223,723	513,820
Goodwill	—	31,123
Other long-term assets, net	30,980	—
Assets held for sale	$301,529	$599,347

Total current liabilities	$44,625	$69,834
Total long-term liabilities	23,991	—
Liabilities held for sale	$68,616	$69,834

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2019		2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,066	$(21,579)	$1,956	$(13,801)
Noncurrent portion	539	(38,945)	171	(46,361)
Held for sale	—	(25,357)	—	(302)
Total	2,605	(85,881)	2,127	(60,464)

Activity:
Additions	2,674	(24,537)	879	(20,820)
Transfer to accounts receivable	(2,638)	—	(2,397)	—
Transfer to revenues, including amounts reported in discontinued operations	—	46,757	—	28,466
Total	36	22,220	(1,518)	7,646

Balances as of June 30:
Current portion	1,483	(23,688)	327	(17,881)
Noncurrent portion	1,158	(39,973)	282	(34,669)
Held for sale	—	—	—	(268)
Total	$2,641	$(63,661)	$609	$(52,818)

As previously discussed in Note 3, the inclusion of PDVSA on the SDN List prevents us from providing services to PDVSA until such time as these sanctions are lifted or otherwise modified. As a result, in the first quarter of 2019 we accelerated the recognition of revenue totaling $16.3 million, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of June 30, 2019 (in thousands of dollars):

2019 (remaining)	$252,055
2020	422,044
2021	290,290
2022	241,784
2023	172,720
Thereafter	332,782
Total	$1,711,675

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service customer contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments. The revenue shown above includes $9.4 million relating to the St. Eustatius Operations that were sold on July 29, 2019.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$77,293	$60,507	$145,771	$113,944
Refined products and ammonia pipelines	92,534	89,769	177,640	173,068
Total pipeline segment revenues from contracts with customers	169,827	150,276	323,411	287,012
Lessor revenues	2,666	—	5,333	54
Total pipeline segment revenues	172,493	150,276	328,744	287,066

Storage segment:
Throughput terminals	23,170	20,140	44,856	40,157
Storage terminals	77,039	84,718	148,660	166,159
Total storage segment revenues from contracts with customers	100,209	104,858	193,516	206,316
Lessor revenues	10,194	9,962	20,387	19,924
Total storage segment revenues	110,403	114,820	213,903	226,240

Fuels marketing segment:
Revenues from contracts with customers	89,549	124,293	177,628	252,951

Consolidation and intersegment eliminations	—	(133)	(4)	(274)

Total revenues	$372,445	$389,256	$720,271	$765,983

5. DEBT

Revolving Credit Agreement
As of June 30, 2019, we had $543.0 million outstanding under our $1.4 billion revolving credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In the second quarter of 2019, our credit rating was downgraded by S&P Global Ratings from BB to BB-, and our outlook was changed from negative to stable by S&P Global Ratings, Moody’s Investor Service Inc. and Fitch, Inc. However, per the terms of the Revolving Credit Agreement, these changes did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2019, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 4.4%.

For the rolling period of four quarters ending June 30, 2019, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2019, we had $853.5 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of June 30, 2019 was 3.3%. As of June 30, 2019, $100.3 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $62.8 million as of June 30, 2019, which is included in “Long-term debt” on the consolidated balance sheet.

Issuance of Debt
On May 22, 2019, NuStar Logistics issued $500.0 million of 6.0% senior notes due June 1, 2026. We received net proceeds of approximately $491.7 million, which we initially used to repay outstanding borrowings under our Revolving Credit Agreement. The interest on the 6.0% senior notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The 6.0% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 6.0% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. The 6.0% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

At the option of NuStar Logistics, the 6.0% senior notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If we undergo a change of control, as defined in the supplemental indenture, each holder of the notes may require us to repurchase all or a portion of its notes at a price equal to 101% of the principal amount of the notes repurchased, plus any accrued and unpaid interest to the date of repurchase.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $2.8 million for contingent losses as of June 30, 2019 and December 31, 2018. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

We elected the following practical expedients permitted under the transition guidance within the new standard:

•	the package of practical expedients, which, among other things, allowed us to carry forward historical lease classification;

•	the practical expedient specifically related to land easements, which, among other things, allowed us to carry forward our historical accounting treatment for existing land easement agreements;

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	the lessee practical expedient to combine lease and non-lease components for all of our asset classes except the other pipeline and terminal equipment asset class; and

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

Lessee Arrangements
Our operating leases consist primarily of leases for tugs and barges utilized at the St. Eustatius facility for bunker fuel sales and land and dock leases at various terminal facilities. Tug and barge leases have remaining terms of 1 year to 9 years and include options to extend up to 10 years, and land and dock leases have remaining terms generally ranging from 3 years to 17 years and include options to extend up to 15 years. We are reasonably certain to exercise options to extend our land and dock leases.

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

Certain of our leases are subject to variable payment arrangements, the most notable of which include:

•
dockage and wharfage charges, which are based on volumes moved over leased docks and are included in our calculation of our lease payments based on minimum throughput volume requirements. We recognize charges on excess throughput volumes in profit or loss in the period in which the obligation for those payments is incurred; and

•
consumer price index adjustments, which are measured and included in the calculation of our lease payments based on the consumer price index at the adoption date or, after adoption, at the commencement date. We recognize changes in lease payments as a result of changes in the consumer price index in profit or loss in the period in which those payments are made.

As of June 30, 2019, right-of-use assets and lease liabilities included in our consolidated balance sheet were as follows:

	Balance Sheet Location	June 30, 2019
		(Thousands of Dollars)
Right-of-Use Assets:
Operating	Other long-term assets, net	$86,414
Operating	Assets held for sale	$30,980
Finance	Property, plant and equipment, net of accumulated amortization of $1,741	$73,982

Lease Liabilities:
Operating:
Current	Accrued liabilities	$11,832
Current	Liabilities held for sale	31,681
Noncurrent	Other long-term liabilities	73,723
Total operating lease liabilities		$117,236
Finance:
Current	Short-term debt and current portion of finance leases	$4,087
Noncurrent	Long-term debt	55,241
Total finance lease liabilities		$59,328

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2019, maturities of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Thousands of Dollars)
2019 (remaining)	$13,042	$3,022
2020	17,053	6,044
2021	13,180	4,594
2022	12,622	3,939
2023	11,654	3,896
Thereafter	79,789	63,281
Total lease payments	$147,340	$84,776
Less: Interest	30,104	25,448
Present value of lease liabilities	$117,236	$59,328

Costs incurred for leases were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Thousands of Dollars)
Operating lease cost	$9,477	$18,941
Finance lease cost:
Amortization of right-of-use assets	900	1,741
Interest expense on lease liability	550	1,099
Short-term lease cost	5,609	9,923
Variable lease cost	977	1,788
Total lease cost	$17,513	$33,492

The table below presents additional information regarding our leases:

	Operating Leases	Finance Leases
	(Thousands of Dollars, Except Term and Rate Data)
For the six months ended June 30, 2019:
Cash outflows from operating activities	$18,710	$916
Cash outflows from financing activities		$1,569
Right-of-use assets obtained in exchange for lease liabilities	$1,352	$1,452
As of June 30, 2019:
Weighted-average remaining lease term (in years)	13	22
Weighted-average discount rate	3.6%	3.7%

Lessor Arrangements
We have entered into certain revenue arrangements where we are considered to be the lessor. Under the largest of these arrangements, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. The operating leases commenced on January 1, 2017, and have initial terms of 10 years with successive automatic renewal terms. We recognized lease revenues from these leases of $20.4 million for the six months ended June 30, 2019, which are included in “Service revenues” in the consolidated statements of income. As of June 30, 2019, we expect to receive minimum lease payments totaling $293.0 million, based upon the consumer price index as of the adoption date. We will recognize these payments ratably over the remaining initial lease term. As of June 30, 2019, the cost and accumulated depreciation of lease storage assets, which are included in our “Pipeline, storage and terminals” asset class within property, plant and equipment and have an estimated useful life of 30 years, total $233.4 million and $117.3 million, respectively.

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

Interest Rate Risk. We are a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of June 30, 2019 and December 31, 2018, the aggregate notional amount of forward-starting interest rate swaps totaled $250.0 million.

The fair values of our interest rate swaps included in our consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(Thousands of Dollars)
Other long-term assets, net	$—	$627	$—	$—
Other long-term liabilities	$—	$—	$(16,716)	$(751)

Our interest rate swaps had the following impact on earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
(Loss) gain recognized in other comprehensive income (loss) on derivative	$(9,784)	$5,106	$(16,592)	$22,527
Loss reclassified from AOCI into interest expense, net	$(1,005)	$(1,162)	$(2,083)	$(2,552)

As of June 30, 2019, we expect to reclassify a loss of $3.0 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt other than finance leases, approximate their carrying amounts. The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	June 30, 2019	December 31, 2018
	(Thousands of Dollars)
Fair value	$3,473,806	$3,056,704
Carrying amount	$3,401,220	$3,111,996

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

9. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Distributions on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018 to holders of record on the first business day of each payment month. The distribution rate on the Series D Preferred Units is: (i) 9.75% per annum (or $0.619 per unit per distribution period) for the first two years; (ii) 10.75% per annum (or $0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum (or $0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In July 2019, our board of directors declared distributions of $0.619 per Series D Preferred Unit to be paid on September 16, 2019.

In July 2018, our board of directors declared an initial distribution of $0.525 per Series D Preferred Unit issued on June 29, 2018 and an initial distribution of $0.431 per Series D Preferred Unit issued on July 13, 2018, which were both paid on September 17, 2018.

10. PARTNERS' EQUITY

Series A, B and C Preferred Units
We allocate net income to our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) based on their respective rights to receive distributions earned during the period. Distributions on our Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month as follows (until the distribution rate changes to a floating rate):

Units	Fixed Distribution Rate Per Unit Per Quarter	Fixed Distribution Per Quarter	Date at Which Distribution Rate Becomes Floating
		(Thousands of Dollars)
Series A Preferred Units	$0.53125	$4,813	December 15, 2021
Series B Preferred Units	$0.47657	$7,339	June 15, 2022
Series C Preferred Units	$0.56250	$3,881	December 15, 2022

In July 2019, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on September 16, 2019.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2019	$0.60	$64,658	August 7, 2019	August 13, 2019
March 31, 2019	$0.60	$64,690	May 8, 2019	May 14, 2019

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2019	$(47,299)	$(893)	$(6,686)	$(54,878)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	2,868	(16,592)	—	(13,724)
Net gain on pension costs reclassified into other income, net	—	—	(1,157)	(1,157)
Net loss on cash flow hedges reclassified into interest expense, net	—	2,083	—	2,083
Other	—	—	13	13
Other comprehensive income (loss)	2,868	(14,509)	(1,144)	(12,785)
Balance as of June 30, 2019	$(44,431)	$(15,402)	$(7,830)	$(67,663)

11. NET INCOME (LOSS) PER COMMON UNIT

Basic net income (loss) per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans. We compute basic net income (loss) per common unit by dividing net (loss) income attributable to common units by the weighted-average number of common units outstanding during the period.

Diluted net income (loss) per common unit is computed by dividing net income (loss) attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units may include contingently issuable performance unit awards and the Series D Preferred Units.

The Series D Preferred Units are convertible into common units at the option of the holder at any time on or after June 29, 2028. As such, we calculated the dilutive effect of the Series D Preferred Units using the if-converted method. The effect of the assumed conversion of the Series D Preferred Units outstanding as of the end of each period presented was antidilutive; therefore, we did not include such conversion in the computation of diluted net income (loss) per common unit.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$45,951	$29,399	$(231,912)	$155,532
Distributions to preferred limited partners	(30,423)	(16,245)	(60,846)	(32,235)
Distributions to general partner	—	—	—	(1,141)
Distributions to common limited partners	(64,658)	(64,205)	(129,348)	(120,121)
Distribution equivalent rights to restricted units	(642)	(480)	(1,285)	(925)
Distributions (in excess of) less than income (loss)	$(49,772)	$(51,531)	$(423,391)	$1,110

Distributions to common limited partners	$64,658	$64,205	$129,348	$120,121
Allocation of distributions (in excess of) less than income (loss)	(49,772)	(50,500)	(423,391)	1,079
Series D Preferred Unit accretion	(4,446)	—	(8,748)	—
Net income (loss) attributable to common units	$10,440	$13,705	$(302,791)	$121,200

Basic weighted-average common units outstanding	107,763,016	93,192,238	107,647,957	93,187,038

Basic net income (loss) per common unit	$0.10	$0.15	$(2.81)	$1.30

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2019	2018
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(3,146)	$34,518
Receivable from related party	—	130
Inventories	1,551	(1,233)
Other current assets	(4,075)	(2,494)
Increase (decrease) in current liabilities:
Accounts payable	7,704	5,149
Accrued interest payable	2,636	(4,325)
Accrued liabilities	(34,814)	10,476
Taxes other than income tax	(3,556)	1,329
Income tax payable	(2,529)	(817)
Changes in current assets and current liabilities	$(36,229)	$42,733

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation;

•	changes in the fair values of our interest rate swap agreements;

•	the recognition of lease liabilities upon the adoption of ASC Topic 842; and

•	the reclassification of certain assets and liabilities to “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheets (please refer to Note 3 for additional discussion).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2019	2018
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$84,677	$96,761
Cash paid for income taxes, net of tax refunds received	$6,557	$7,973

As of June 30, 2019, restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows were included in the consolidated balance sheets as follows:

	June 30, 2019	December 31, 2018
	(Thousands of Dollars)
Cash and cash equivalents	$15,299	$11,529
Prepaid and other current assets	8,744	—
Assets held for sale	839	2,115
Cash, cash equivalents and restricted cash	$24,882	$13,644

13. EMPLOYEE BENEFIT PLANS AND UNIT-BASED COMPENSATION

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2019	2018	2019	2018
	(Thousands of Dollars)
For the three months ended June 30:
Service cost	$2,387	$2,405	$108	$126
Interest cost	1,370	1,206	113	107
Expected return on assets	(2,003)	(1,854)	—	—
Amortization of prior service credit	(514)	(514)	(286)	(286)
Amortization of net loss	212	543	10	53
Net periodic benefit cost (income)	$1,452	$1,786	$(55)	$—

For the six months ended June 30:
Service cost	$4,775	$4,811	$215	$252
Interest cost	2,740	2,412	227	215
Expected return on assets	(4,007)	(3,709)	—	—
Amortization of prior service credit	(1,028)	(1,028)	(573)	(573)
Amortization of net loss	423	1,087	21	107
Net periodic benefit cost (income)	$2,903	$3,573	$(110)	$1

The service cost component of net periodic benefit cost (income) is presented in the same income statement line items as other current employee compensation costs, but the remaining components of net periodic benefit cost (income) are reported on the consolidated statements of comprehensive income in “Other income, net.”

Unit-Based Compensation
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
Revenues:
Pipeline	$172,493	$150,276	$328,744	$287,066
Storage:
Third parties	110,403	114,687	213,899	225,966
Intersegment	—	133	4	274
Total storage	110,403	114,820	213,903	226,240
Fuels marketing	89,549	124,293	177,628	252,951
Consolidation and intersegment eliminations	—	(133)	(4)	(274)
Total revenues	$372,445	$389,256	$720,271	$765,983

Operating income:
Pipeline	$78,712	$62,979	$146,016	$120,773
Storage	38,098	38,781	70,316	81,868
Fuels marketing	3,160	3,536	5,085	6,332
Consolidation and intersegment eliminations	—	3	(32)	—
Total segment operating income	119,970	105,299	221,385	208,973
General and administrative expenses	24,868	26,754	50,559	44,896
Other depreciation and amortization expense	1,819	2,158	3,938	4,197
Total operating income	$93,283	$76,387	$166,888	$159,880

Total assets by reportable segment were as follows:

	June 30, 2019	December 31, 2018
	(Thousands of Dollars)
Pipeline	$3,824,047	$3,637,226
Storage	2,028,427	1,902,764
Fuels marketing	39,893	37,252
Total segment assets	5,892,367	5,577,242
Assets held for sale	301,529	599,347
Other partnership assets	185,795	172,551
Total consolidated assets	$6,379,691	$6,349,140

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

NuStar Energy has no operations, and its assets consist mainly of its investments in 100% indirectly owned subsidiaries, NuStar Logistics and NuPOP. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. As a result, the following condensed consolidating financial statements are presented as an alternative to providing separate financial statements for NuStar Logistics and NuPOP.

Condensed Consolidating Balance Sheets
June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$486	$332	$—	$14,481	$—	$15,299
Receivables, net	—	1,692	—	115,996	—	117,688
Inventories	—	1,924	3,169	4,361	—	9,454
Prepaid and other current assets	110	25,619	1,059	2,803	—	29,591
Assets held for sale	—	—	—	301,529	—	301,529
Intercompany receivable	—	1,462,583	—	397,269	(1,859,852)	—
Total current assets	596	1,492,150	4,228	836,439	(1,859,852)	473,561
Property, plant and equipment, net	—	2,023,613	609,798	1,387,403	—	4,020,814
Intangible assets, net	—	44,395	—	662,949	—	707,344
Goodwill	—	149,453	170,652	685,748	—	1,005,853
Investment in wholly owned subsidiaries	2,934,489	1,713,256	1,135,618	514,958	(6,298,321)	—
Other long-term assets, net	57	103,408	32,557	36,097	—	172,119
Total assets	$2,935,142	$5,526,275	$1,952,853	$4,123,594	$(8,158,173)	$6,379,691
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,586	$51,193	$6,287	$65,481	$—	$128,547
Short-term debt and current portion of finance leases	—	9,940	131	16	—	10,087
Accrued interest payable	—	38,891	—	38	—	38,929
Accrued liabilities	866	28,558	8,942	31,604	—	69,970
Taxes other than income tax	8	6,090	5,955	2,007	—	14,060
Income tax payable	—	217	1	1,702	—	1,920
Liabilities held for sale	—	—	—	68,616	—	68,616
Intercompany payable	459,119	—	1,400,733	—	(1,859,852)	—
Total current liabilities	465,579	134,889	1,422,049	169,464	(1,859,852)	332,129
Long-term debt	—	3,393,447	512	62,502	—	3,456,461
Deferred income tax liability	—	1,675	9	10,566	—	12,250
Other long-term liabilities	—	88,772	15,471	72,708	—	176,951
Series D preferred units	572,597	—	—	—	—	572,597
Total partners’ equity	1,896,966	1,907,492	514,812	3,808,354	(6,298,321)	1,829,303
Total liabilities, mezzanine equity and partners’ equity	$2,935,142	$5,526,275	$1,952,853	$4,123,594	$(8,158,173)	$6,379,691

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheets
December 31, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,255	$51	$—	$10,223	$—	$11,529
Receivables, net	—	2,212	—	108,205	—	110,417
Inventories	—	1,741	5,237	1,456	—	8,434
Prepaid and other current assets	61	14,422	908	1,983	—	17,374
Assets held for sale	—	—	—	599,347	—	599,347
Intercompany receivable	—	1,327,833	—	500,583	(1,828,416)	—
Total current assets	1,316	1,346,259	6,145	1,221,797	(1,828,416)	747,101
Property, plant and equipment, net	—	1,858,264	615,549	1,300,989	—	3,774,802
Intangible assets, net	—	49,107	—	683,949	—	733,056
Goodwill	—	149,453	170,652	685,748	—	1,005,853
Investment in wholly owned subsidiaries	3,355,636	1,750,256	1,425,283	857,485	(7,388,660)	—
Other long-term assets, net	304	54,429	26,716	6,879	—	88,328
Total assets	$3,357,256	$5,207,768	$2,244,345	$4,756,847	$(9,217,076)	$6,349,140
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$6,460	$39,680	$6,331	$50,651	$—	$103,122
Short-term debt	—	18,500	—	—	—	18,500
Accrued interest payable	—	36,253	—	40	—	36,293
Accrued liabilities	1,280	24,858	8,082	40,198	—	74,418
Taxes other than income tax	125	7,285	4,718	4,695	—	16,823
Income tax payable	—	457	2	3,986	—	4,445
Liabilities held for sale	—	—	—	69,834	—	69,834
Intercompany payable	472,790	—	1,355,626	—	(1,828,416)	—
Total current liabilities	480,655	127,033	1,374,759	169,404	(1,828,416)	323,435
Long-term debt	—	3,050,531	—	61,465	—	3,111,996
Deferred income tax liability	—	1,675	9	10,744	—	12,428
Other long-term liabilities	—	28,392	12,348	38,818	—	79,558
Series D preferred units	563,992	—	—	—	—	563,992
Total partners’ equity	2,312,609	2,000,137	857,229	4,476,416	(7,388,660)	2,257,731
Total liabilities, mezzanine equity and partners’ equity	$3,357,256	$5,207,768	$2,244,345	$4,756,847	$(9,217,076)	$6,349,140

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$130,136	$64,452	$178,042	$(185)	$372,445
Costs and expenses	699	83,029	41,235	154,384	(185)	279,162
Operating (loss) income	(699)	47,107	23,217	23,658	—	93,283
Equity in earnings of subsidiaries	47,499	10,990	13,785	35,339	(107,613)	—
Interest income (expense), net	117	(47,016)	(1,840)	3,046	—	(45,693)
Other income (expense), net	—	743	178	(300)	—	621
Income from continuing operations before income tax expense (benefit)	46,917	11,824	35,340	61,743	(107,613)	48,211
Income tax expense (benefit)	2	(469)	1	1,762	—	1,296
Income from continuing operations, net of tax	46,915	12,293	35,339	59,981	(107,613)	46,915
(Loss) income from discontinued operations, net of tax (a)	(964)	7,912	(8,877)	(17,752)	18,717	(964)
Net income	$45,951	$20,205	$26,462	$42,229	$(88,896)	$45,951

Comprehensive income	$45,951	$11,426	$26,462	$43,049	$(88,896)	$37,992
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$117,862	$66,505	$205,036	$(147)	$389,256
Costs and expenses	538	86,588	42,324	183,566	(147)	312,869
Operating (loss) income	(538)	31,274	24,181	21,470	—	76,387
Equity in earnings of subsidiaries	27,410	1,692	20,655	43,183	(92,940)	—
Interest income (expense), net	37	(50,357)	(1,724)	3,655	—	(48,389)
Other income (expense), net	—	1,848	73	(314)	—	1,607
Income (loss) from continuing operations before income tax expense	26,909	(15,543)	43,185	67,994	(92,940)	29,605
Income tax expense	—	61	—	2,635	—	2,696
Income (loss) from continuing operations, net of tax	26,909	(15,604)	43,185	65,359	(92,940)	26,909
Income from discontinued operations, net of tax (a)	2,490	—	2,490	4,980	(7,470)	2,490
Net income (loss)	$29,399	$(15,604)	$45,675	$70,339	$(100,410)	$29,399

Comprehensive income (loss)	$29,399	$(9,336)	$45,675	$61,450	$(100,410)	$26,778
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Six Months Ended June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$247,691	$122,805	$350,147	$(372)	$720,271
Costs and expenses	1,375	160,440	77,285	314,655	(372)	553,383
Operating (loss) income	(1,375)	87,251	45,520	35,492	—	166,888
Equity in earnings of subsidiaries	76,990	12,329	26,523	68,624	(184,466)	—
Interest income (expense), net	225	(92,472)	(3,773)	6,036	—	(89,984)
Other income (expense), net	—	1,497	355	(440)	—	1,412
Income from continuing operations before income tax expense (benefit)	75,840	8,605	68,625	109,712	(184,466)	78,316
Income tax expense (benefit)	2	(352)	1	2,827	—	2,478
Income from continuing operations, net of tax	75,838	8,957	68,624	106,885	(184,466)	75,838
(Loss) income from discontinued operations, net of tax (a)	(307,750)	7,912	(315,663)	(631,324)	939,075	(307,750)
Net (loss) income	(231,912)	16,869	(247,039)	(524,439)	754,609	(231,912)

Comprehensive (loss) income	$(231,912)	$2,360	$(247,039)	$(522,715)	$754,609	$(244,697)
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

Condensed Consolidating Statements of Comprehensive Income
For the Six Months Ended June 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$237,556	$122,779	$405,997	$(349)	$765,983
Costs and expenses	1,150	159,004	77,505	368,793	(349)	606,103
Operating (loss) income	(1,150)	78,552	45,274	37,204	—	159,880
Equity in earnings (loss) of subsidiaries	61,223	(557)	39,758	81,922	(182,346)	—
Interest income (expense), net	69	(100,383)	(3,295)	7,832	—	(95,777)
Other income, net	—	2,324	188	111	—	2,623
Income (loss) from continuing operations before income tax expense	60,142	(20,064)	81,925	127,069	(182,346)	66,726
Income tax expense	—	231	1	6,352	—	6,584
Income (loss) from continuing operations, net of tax	60,142	(20,295)	81,924	120,717	(182,346)	60,142
Income from discontinued operations, net of tax (a)	95,390	—	95,390	190,780	(286,170)	95,390
Net income (loss)	$155,532	$(20,295)	$177,314	$311,497	$(468,516)	$155,532

Comprehensive income	$155,532	$4,784	$177,314	$304,721	$(468,516)	$173,835
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$187,265	$77,144	$60,539	$200,762	$(284,816)	$240,894
Cash flows from investing activities:
Capital expenditures	—	(167,647)	(9,131)	(143,183)	—	(319,961)
Change in accounts payable related to capital expenditures	—	11,708	522	3,914	—	16,144
Proceeds from sale or disposition of assets	—	71	26	46	—	143
Investment in subsidiaries	—	(11,999)	—	—	11,999	—
Net cash used in investing activities	—	(167,867)	(8,583)	(139,223)	11,999	(303,674)
Cash flows from financing activities:
Debt borrowings	—	570,500	—	23,800	—	594,300
Debt repayments	—	(785,000)	—	(22,800)	—	(807,800)
Note offering, net of issuance costs	—	491,665	—	—	—	491,665
Distributions to preferred unitholders	(60,846)	(30,424)	(30,423)	(30,425)	91,272	(60,846)
Distributions to common unitholders	(129,025)	(64,512)	(64,512)	(64,520)	193,544	(129,025)
Contributions from affiliates	—	—	—	11,999	(11,999)	—
Net intercompany activity	9,641	(75,900)	43,009	23,250	—	—
Payment of tax withholding for unit-based compensation	(6,368)	—	—	—	—	(6,368)
Other, net	(1,436)	(6,581)	(30)	(122)	—	(8,169)
Net cash (used in) provided by financing activities	(188,034)	99,748	(51,956)	(58,818)	272,817	73,757
Effect of foreign exchange rate changes on cash	—	—	—	261	—	261
Net (decrease) increase in cash, cash equivalents and restricted cash	(769)	9,025	—	2,982	—	11,238
Cash, cash equivalents, and restricted cash as of the beginning of the period	1,255	51	—	12,338	—	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$486	$9,076	$—	$15,320	$—	$24,882

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

Recent Developments
Issuance of Debt. On May 22, 2019, NuStar Logistics issued $500.0 million of 6.0% senior notes due June 1, 2026. We received net proceeds of approximately $491.7 million, which we initially used to repay outstanding borrowings under our revolving credit agreement. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further information.

Sale of St. Eustatius Operations. On May 9, 2019, we entered into a Share Purchase and Sale Agreement to sell the equity interests in our wholly owned subsidiaries that own the St. Eustatius terminal and bunkering operations (the St. Eustatius Operations) for approximately $250.0 million, subject to adjustment (the St. Eustatius Disposition). The St. Eustatius Disposition included a 14.3 million barrel storage and terminalling facility and related assets on the island of St. Eustatius in the Caribbean Netherlands. We closed the sale on July 29, 2019 and received net proceeds of approximately $234.0 million. We previously reported the terminal operations in our storage segment and the bunkering operations in our fuels marketing segment.

The unaudited consolidated balance sheets reflect the assets and liabilities associated with the St. Eustatius Operations as held for sale for all periods presented, and the unaudited condensed consolidated statements of comprehensive income reflect the St. Eustatius Operations and the European Operations, which were sold on November 30, 2018 and defined below, as discontinued operations for all applicable periods presented. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on discontinued operations.

In the first quarter of 2019, we recorded long-lived asset and goodwill impairment charges of $297.3 million and $31.1 million, respectively, related to the St. Eustatius Operations. We recorded an additional impairment charge of $8.4 million in the second quarter of 2019 due to additional capital expenditures incurred. The impairment charges are recorded in discontinued operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the impairment charges.

Other Events
Sale of European Operations. On November 30, 2018, we sold our European operations, which consisted of six liquids storage terminals in the United Kingdom and one facility in Amsterdam and related assets (the European Operations), for approximately $270.0 million (the European Disposition). We previously reported the European Operations in our storage segment.

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

Hurricane Activity. In the third quarter of 2017, several of our facilities were affected by the hurricanes in the Caribbean and Gulf of Mexico, including the St. Eustatius terminal, which experienced the most damage and was temporarily shut down. In January 2018, we received $87.5 million of insurance proceeds in settlement of our property damage claim for the St. Eustatius terminal, of which $9.1 million related to business interruption, which is included in “Cash flows from operating activities” in the consolidated statements of cash flows. We recorded a $78.8 million gain in the consolidated statements of income in the first quarter of 2018 for the amount by which the insurance proceeds exceeded our expenses incurred during the period. The insurance proceeds related to business interruption and the gain are included in “(Loss) income from discontinued operations, net of tax” in the consolidated statements of income.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing.

Pipeline. We own 3,130 miles of refined product pipelines and 2,120 miles of crude oil pipelines, as well as 5.2 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,600 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. Our storage segment includes the operations of our terminal and storage facilities in the United States, Canada and Mexico, with 61.5 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, whereby a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, whereby a customer pays a fee per barrel for volumes moving through our terminals (throughput terminal revenues).

Fuels Marketing. Within our fuels marketing operations, we purchase petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. Although we enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations, the derivative financial instruments associated with commodity price risk were not material for any periods presented. The operations in our fuels marketing segment include our bunkering operations in the Gulf Coast, as well as certain of our blending operations at our Central East System.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,		Change
	2019	2018
Statement of Income Data:
Revenues:
Service revenues	$282,472	$259,599	$22,873
Product sales	89,973	129,657	(39,684)
Total revenues	372,445	389,256	(16,811)

Costs and expenses:
Costs associated with service revenues	166,086	164,018	2,068
Cost of product sales	86,389	119,939	(33,550)
General and administrative expenses	24,868	26,754	(1,886)
Other depreciation and amortization expense	1,819	2,158	(339)
Total costs and expenses	279,162	312,869	(33,707)

Operating income	93,283	76,387	16,896
Interest expense, net	(45,693)	(48,389)	2,696
Other income, net	621	1,607	(986)
Income from continuing operations before income tax expense	48,211	29,605	18,606
Income tax expense	1,296	2,696	(1,400)
Income from continuing operations, net of tax	46,915	26,909	20,006
(Loss) income from discontinued operations, net of tax	(964)	2,490	(3,454)
Net income	$45,951	$29,399	$16,552
Basic net income (loss) per common unit:
Continuing operations	$0.11	$0.12	$(0.01)
Discontinued operations	(0.01)	0.03	(0.04)
Total	$0.10	$0.15	$(0.05)

Overview
Net income increased $16.6 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to higher operating income from our pipeline segment.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2019	2018
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,089,848	839,574	250,274
Refined products and ammonia pipelines throughput (barrels/day)	569,820	565,740	4,080
Total throughput (barrels/day)	1,659,668	1,405,314	254,354
Throughput revenues	$172,493	$150,276	$22,217
Operating expenses	52,930	48,706	4,224
Depreciation and amortization expense	40,851	38,591	2,260
Segment operating income	$78,712	$62,979	$15,733
Storage:
Throughput (barrels/day)	395,512	331,917	63,595
Throughput terminal revenues	$23,170	$20,141	$3,029
Storage terminal revenues	87,233	94,679	(7,446)
Total revenues	110,403	114,820	(4,417)
Operating expenses	48,165	52,853	(4,688)
Depreciation and amortization expense	24,140	23,186	954
Segment operating income	$38,098	$38,781	$(683)
Fuels Marketing:
Product sales and other revenue	$89,549	$124,293	$(34,744)
Cost of goods	85,802	119,942	(34,140)
Gross margin	3,747	4,351	(604)
Operating expenses	587	815	(228)
Segment operating income	$3,160	$3,536	$(376)
Consolidation and Intersegment Eliminations:
Revenues	$—	$(133)	$133
Cost of goods	—	(3)	3
Operating expenses	—	(133)	133
Total	$—	$3	$(3)
Consolidated Information:
Revenues	$372,445	$389,256	$(16,811)
Costs associated with service revenues:
Operating expenses	101,095	102,241	(1,146)
Depreciation and amortization expense	64,991	61,777	3,214
Total costs associated with service revenues	166,086	164,018	2,068
Cost of product sales	86,389	119,939	(33,550)
Segment operating income	119,970	105,299	14,671
General and administrative expenses	24,868	26,754	(1,886)
Other depreciation and amortization expense	1,819	2,158	(339)
Consolidated operating income	$93,283	$76,387	$16,896

Pipeline
Total revenues increased $22.2 million and throughputs increased 254,354 barrels per day for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to:

•
an increase in revenues of $14.1 million and an increase in throughputs of 115,286 barrels per day resulting from increased customer production supplying our Permian Crude System and the completion of new pipeline connections and expansion projects;

•
an increase in revenues of $3.2 million and an increase in throughputs of 2,384 barrels per day on our Ardmore System, mainly due to an increase in long-haul deliveries resulting in higher average tariffs and the completion of new pipeline connections that began delivering incremental Permian crude oil in the second quarter of 2019 from Wichita Falls to local refiners and a connected carrier;

•	an increase in revenues of $2.3 million on our Houston pipeline, as a customer began leasing a portion of the pipeline on January 1, 2019;

•	an increase in revenues of $1.5 million on our Ammonia Pipeline mainly due to a tariff rate increase in 2019;

•
an increase in revenues of $1.2 million and an increase in throughputs of 4,512 barrels per day on our North Pipeline, primarily due to favorable market conditions in locations served by the North Pipeline; and

•	an increase in revenues of $1.2 million on our McKee System pipelines, mainly due to an increase in long-haul deliveries resulting in higher average tariffs.

These increases were partially offset by:

•	a decrease in revenues of $2.8 million, despite a slight increase in throughputs on our East Pipeline, due to a decrease in other product sales and lower average tariffs; and

•	a decrease in revenues of $0.7 million on our Eagle Ford System, mainly due to lower rates, which more than offset an increase in throughputs of 136,538 barrels per day.

Operating expenses increased $4.2 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to:

•	an increase in power costs of $1.7 million, spread across various pipeline systems as a result of higher throughputs;

•	an increase of $0.8 million due to ad valorem tax rate increases across all pipeline systems; and

•	an increase in salaries and wages of $0.7 million.

Depreciation and amortization expense increased $2.3 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to completed projects associated with the Permian Crude System in 2019 and owning the assets associated with the Council Bluffs Acquisition for the entire second quarter of 2019.

Storage
Throughput terminal revenues increased $3.0 million while throughputs increased 63,595 barrels per day for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to an increase in throughput terminal revenues of $2.8 million and an increase in throughputs of 66,131 barrels per day at our Corpus Christi North Beach terminal, which receives our South Texas Crude System volumes.

Storage terminal revenues decreased $7.4 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to the following:

•
a decrease in revenues of $10.3 million at our North East Terminals, mainly due to the re-contracting of certain customer contracts in a backwardated market and an adjustment to revenues in 2018 resulting from a change in the term of a contract at our Linden terminal; and

•	a decrease in revenues of $1.1 million at our Point Tupper terminal, primarily due to a decrease in throughput and handling fees.

These decreases were partially offset by an increase of $3.3 million at our West Coast Terminals, mainly due to completed projects.

Operating expenses decreased $4.7 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a decrease in maintenance and regulatory expenses of $4.2 million across various terminals.

Depreciation and amortization expense increased $1.0 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, due to an increase in amortization expense of $1.7 million associated with a finance lease for a dock that was completed in September 2018.

General
General and administrative expenses decreased $1.9 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to lower compensation costs.

Interest expense, net, decreased $2.7 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, mainly due to lower borrowings under our $1.4 billion revolving credit agreement.

Income tax expense decreased $1.4 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to lower taxable income and Texas margin tax refunds received in the second quarter of 2019.

Discontinued Operations
Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for information on discontinued operations.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,		Change
	2019	2018
Statement of Income Data:
Revenues:
Service revenues	$541,499	$507,668	$33,831
Product sales	178,772	258,315	(79,543)
Total revenues	720,271	765,983	(45,712)

Costs and expenses:
Costs associated with service revenues	326,315	311,921	14,394
Cost of product sales	172,571	245,089	(72,518)
General and administrative expenses	50,559	44,896	5,663
Other depreciation and amortization expense	3,938	4,197	(259)
Total costs and expenses	553,383	606,103	(52,720)

Operating income	166,888	159,880	7,008
Interest expense, net	(89,984)	(95,777)	5,793
Other income, net	1,412	2,623	(1,211)
Income from continuing operations before income tax expense	78,316	66,726	11,590
Income tax expense	2,478	6,584	(4,106)
Income from continuing operations, net of tax	75,838	60,142	15,696
(Loss) income from discontinued operations, net of tax	(307,750)	95,390	(403,140)
Net (loss) income	$(231,912)	$155,532	$(387,444)
Basic net income (loss) per common unit:
Continuing operations	$0.05	$0.30	$(0.25)
Discontinued operations	(2.86)	1.00	(3.86)
Total	$(2.81)	$1.30	$(4.11)

Overview
We incurred a net loss of $231.9 million for the six months ended June 30, 2019, compared to net income of $155.5 million for the six months ended June 30, 2018.

Income from continuing operations, net of tax, increased $15.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to higher operating income from the pipeline segment, partially offset by lower operating income from the storage and fuels marketing segments.

For the six months ended June 30, 2019, loss from discontinued operations, net of tax, includes impairment charges totaling $336.8 million related to the St. Eustatius Operations. For the six months ended June 30, 2018, income from discontinued operations, net of tax, includes a gain of $78.8 million resulting from insurance proceeds received for hurricane damages incurred at our St. Eustatius terminal.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2019	2018
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,054,425	815,568	238,857
Refined products and ammonia pipelines throughput (barrels/day)	536,836	548,910	(12,074)
Total throughput (barrels/day)	1,591,261	1,364,478	226,783
Throughput revenues	$328,744	$287,066	$41,678
Operating expenses	101,028	91,047	9,981
Depreciation and amortization expense	81,700	75,246	6,454
Segment operating income	$146,016	$120,773	$25,243
Storage:
Throughput (barrels/day)	380,267	337,892	42,375
Throughput terminal revenues	$44,856	$40,157	$4,699
Storage terminal revenues	169,047	186,083	(17,036)
Total revenues	213,903	226,240	(12,337)
Operating expenses	95,478	98,017	(2,539)
Depreciation and amortization expense	48,109	46,355	1,754
Segment operating income	$70,316	$81,868	$(11,552)
Fuels Marketing:
Product sales and other revenue	$177,628	$252,951	$(75,323)
Cost of goods	171,303	245,107	(73,804)
Gross margin	6,325	7,844	(1,519)
Operating expenses	1,240	1,512	(272)
Segment operating income	$5,085	$6,332	$(1,247)
Consolidation and Intersegment Eliminations:
Revenues	$(4)	$(274)	$270
Cost of goods	28	(18)	46
Operating expenses	—	(256)	256
Total	$(32)	$—	$(32)
Consolidated Information:
Revenues	$720,271	$765,983	$(45,712)
Costs associated with service revenues:
Operating expenses	196,506	190,320	6,186
Depreciation and amortization expense	129,809	121,601	8,208
Total costs associated with service revenues	326,315	311,921	14,394
Cost of product sales	172,571	245,089	(72,518)
Segment operating income	221,385	208,973	12,412
General and administrative expenses	50,559	44,896	5,663
Other depreciation and amortization expense	3,938	4,197	(259)
Consolidated operating income	$166,888	$159,880	$7,008

Pipeline
Total revenues increased $41.7 million and total throughputs increased 226,783 barrels per day for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to:

•
an increase in revenues of $30.2 million and an increase in throughputs of 131,973 barrels per day resulting from increased customer production supplying our Permian Crude System and the completion of new pipeline connections and expansion projects;

•
an increase in revenues of $7.0 million on our Ardmore System, despite throughputs that remained flat, mainly due to an increase in long-haul deliveries resulting in higher average tariffs and the completion of new pipeline connections that began delivering incremental Permian crude oil in the second quarter of 2019 from Wichita Falls to local refiners and a connected carrier;

•	an increase in revenues of $5.0 million on our Houston pipeline, as a customer began leasing a portion of the pipeline on January 1, 2019;

•	an increase in revenues of $2.2 million on our Ammonia Pipeline mainly due to a tariff rate increase in 2019;

•	an increase in revenues of $1.9 million and an increase in throughputs of 11,963 barrels per day on our Three Rivers System, mainly due to increased demand; and

•
an increase in revenues of $1.6 million and an increase in throughputs of 2,907 barrels per day on our North Pipeline, primarily due to favorable market conditions in locations served by the North Pipeline.

These increases were partially offset by:

•
a decrease in revenues of $5.1 million and a decrease in throughputs of 51,400 barrels per day due to operational issues at the refinery served by our McKee System pipelines in the first quarter of 2019; and

•	a decrease in revenues of $3.7 million on our Eagle Ford System, mainly due to lower rates, which more than offset an increase in throughputs of 125,356 barrels per day.

Operating expenses increased $10.0 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to:

•	an increase in operating expenses of $6.6 million on our Permian Crude System, mainly due to higher power costs resulting from higher throughputs, as well as higher bad debt expense; and

•	an increase in operating costs of $1.5 million due to owning the assets associated with the Council Bluffs Acquisition for the entire period in 2019.

Depreciation and amortization expense increased $6.5 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to completed projects associated with the Permian Crude System and owning the assets associated with the Council Bluffs Acquisition for the entire period in 2019.

Storage
Throughput terminal revenues increased $4.7 million, while throughputs increased 42,375 barrels per day for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to an increase in throughput terminal revenues of $4.5 million and an increase in throughputs of 46,501 barrels per day at our Corpus Christi North Beach terminal, which receives our South Texas Crude System volumes.

Storage terminal revenues decreased $17.0 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a decrease of $20.7 million at our North East and Gulf Coast Terminals, mainly resulting from a decrease in customer base, the re-contracting of certain customer contracts in a backwardated market and an adjustment to revenues in 2018 resulting from a change in the term of a contract at our Linden terminal. These decreases were partially offset by an increase of $3.7 million at our West Coast Terminals, mainly due to completed projects.

Operating expenses decreased $2.5 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a decrease in maintenance and regulatory expenses of $3.7 million, partially offset by an increase in insurance expense of $1.0 million due to an increase in premiums, both across various terminals.

Depreciation and amortization expense increased $1.8 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to amortization expense associated with a finance lease for a dock that was completed in September 2018.

Fuels Marketing
Segment operating income decreased $1.2 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to a decrease in operating income from our blending operations.

General
General and administrative expenses increased $5.7 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly resulting from lower legal expenses in 2018.

Interest expense, net decreased $5.8 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to the maturity of the $350.0 million of 7.65% senior notes in the second quarter of 2018, which were paid off with lower interest revolver borrowings. These notes were replaced with $500.0 million of 6.0% senior notes in the second quarter of 2019.

Income tax expense decreased $4.1 million for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, mainly due to lower taxable income and tax refunds received in the second quarter of 2019.

Discontinued Operations
For the six months ended June 30, 2019, we recognized a loss from discontinued operations, net of tax, of $307.8 million, primarily due to long-lived asset impairment charges of $305.7 million and a goodwill impairment charge of $31.1 million in 2019 associated with the St. Eustatius Operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further information.

For the six months ended June 30, 2018, we recognized income from discontinued operations, net of tax, of $95.4 million, mainly due to a gain of $78.8 million from insurance proceeds received in the first quarter of 2018 relating to hurricane damage at our St. Eustatius terminal in the third quarter of 2017.

TRENDS AND OUTLOOK
In 2019, we continue to execute on the comprehensive plan that we began in 2018, which included simplifying our corporate structure and eliminating the incentive distribution rights, reducing our leverage metrics and improving our distribution coverage ratio. Those actions, combined with our sale of the St Eustatius Operations in July 2019 and the European Operations in the fourth quarter of 2018, positioned us to fund a larger proportion of our capital projects with the cash generated by our operations, thus reducing our need to access common equity markets to finance future growth opportunities.

We continue to see significant opportunities emanate from the growth in North American shale production, especially in the Permian Basin, as that growth drives demand for the midstream logistics assets and services necessary to transport and store crude from the wellhead to domestic and international destinations. Our Permian Crude System was built to directly benefit from horizontal well production in the Permian Basin, but we also have assets in Texas and elsewhere on the Gulf Coast that are either already benefiting, or that we expect to benefit in the future, from North American shale production growth. We expect our Permian Crude System to benefit from higher throughputs as production grows in that basin, and we expect our crude oil pipeline systems, including our Wichita Falls, Ardmore and South Texas crude systems, and our Gulf Coast storage and export dock facilities in Corpus Christi, Texas and St. James, Louisiana to benefit from increased utilization as shale play production grows and Gulf Coast exports increase.

Early in the third quarter of 2019, we completed the first phase of a project connecting our Corpus Christi terminal to a pipeline transporting Permian barrels for export, and we continue to expect to complete the second phase of that project in the third quarter. Once we begin transporting volumes, we expect to see improved results for our storage facility in Corpus Christi. Our St. James terminal is now benefiting from North American shale production growth through increased unit train activity at that facility to accommodate shale crude volumes from the Permian, the Bakken and Western Canada. Longer term, we expect our St. James terminal to benefit from its advantaged location and shale-driven shifts in domestic crude flows. While backwardated crude prices in 2019 could have a detrimental impact on some of our storage facilities, we believe we are insulated to some extent by long-term contracts at certain of our facilities where backwardation is a driving factor, and due to the fact that we have storage assets in markets where forward pricing has little impact on rates or renewals.

In addition to the Permian-related growth, we also expect 2019 results to benefit from pipeline expansion projects to facilitate the export of refined products to Northern Mexico and the completion of a number of bio-fuel projects at our West Coast terminals in 2018 and 2019.

Our outlook for the Partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of a variety of factors, many of which are outside our control. These factors include, but are not limited to, the state of the economy and the capital markets; our customers’ refinery maintenance schedules and unplanned refinery downtime; crude oil prices; the supply of and demand for crude oil, refined products and anhydrous ammonia; demand for our transportation and storage services; and laws or regulations affecting our assets.

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

For 2019, we expect our total cash from operations to exceed our distribution and reliability capital requirements. Furthermore, proceeds from the St. Eustatius Disposition in July 2019 were initially used to repay outstanding borrowings under our revolving credit agreement, increasing the amount available for borrowing. The sale is part of our plan to improve our debt metrics and partially fund capital projects to grow our core business in North America.

Cash Flows for the Six Months Ended June 30, 2019 and 2018
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Six Months Ended June 30,
	2019	2018
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$240,894	$243,850
Investing activities	(303,674)	(224,827)
Financing activities	73,757	(22,550)
Effect of foreign exchange rate changes on cash	261	(421)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,238	$(3,948)

Net cash provided by operating activities for the six months ended June 30, 2019 was comparable to the six months ended June 30, 2018. For the six months ended June 30, 2019, the net cash provided by operating activities was used to fund our distributions to unitholders of $189.9 million and reliability capital expenditures of $27.2 million, and along with net proceeds from debt borrowings to fund our strategic capital expenditures of $292.8 million, as described in the Capital Requirements section below.

For the six months ended June 30, 2018, the net cash provided by operating activities was used to fund our distributions to unitholders and our general partner in the aggregate amount of $205.0 million. Net cash provided by operating activities as well as a portion of the insurance recoveries relating to hurricane damage at our St. Eustatius terminal were used to fund reliability capital expenditures of $41.8 million, and proceeds from debt borrowings were used to fund our strategic capital expenditures of $244.2 million. The proceeds from the issuance of units were used to repay outstanding borrowings under our revolving credit agreement.

Debt Sources of Liquidity
Revolving Credit Agreement. Our $1.4 billion revolving credit agreement (the Revolving Credit Agreement) is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending June 30, 2019, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2019, our consolidated debt coverage ratio was 3.9x and our consolidated interest coverage ratio was 2.5x. As of June 30, 2019, we had $853.5 million available for borrowing.

In the second quarter of 2019, our credit rating was downgraded by S&P Global Ratings from BB to BB-, and our outlook was changed from negative to stable by the three credit rating agencies identified in the table below. Per the terms of the Revolving Credit Agreement, these changes did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. The following table reflects the current outlook and ratings that have been assigned to our debt:

	Fitch, Inc.	Moody’s Investor Service Inc.	S&P Global Ratings
Ratings	BB	Ba2	BB-
Outlook	Stable	Stable	Stable

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

Issuance of Debt. On May 22, 2019, NuStar Logistics issued $500.0 million of 6.0% senior notes due June 1, 2026. We received net proceeds of approximately $491.7 million, which we initially used to repay outstanding borrowings under our Revolving Credit Agreement.

Other Debt Sources of Liquidity. Other sources of liquidity as of June 30, 2019 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $43.1 million remaining in trust as of June 30, 2019, supported by $370.2 million in letters of credit; and

•	one short-term line of credit agreement with an uncommitted borrowing capacity of up to $35.0 million, with $6.0 million of borrowings outstanding as of June 30, 2019.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of June 30, 2019, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures for the six months ended June 30, 2019 and 2018, and the amount we expect to spend in 2019:

	Strategic Acquisitions and Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2019	$292,785	$27,176	$319,961
2018	$244,228	$41,795	$286,023

Expected for the year ended December 31, 2019	$ 500,000 - 550,000	$ 60,000 - 80,000

Strategic capital expenditures for the six months ended June 30, 2019 mainly consisted of pipeline expansions on our Permian Crude System, Northern Mexico refined products supply projects and an export project to connect our Corpus Christi North Beach terminal to long-haul pipelines transporting crude oil from the Permian Basin. Strategic capital expenditures for the six months ended June 30, 2018 consisted of pipeline expansions on our Permian Crude System and terminal expansions. Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at the St. Eustatius terminal.

For the year ended December 31, 2019, we expect a significant portion of our strategic capital spending to relate to our Permian Crude System and the Northern Mexico and export projects described above. A large portion of reliability capital spending for 2019 related to hurricane damage repairs at the St. Eustatius facility prior to the sale in July 2019, which was funded with insurance proceeds already received. We expect reliability capital spending for 2019 to also relate to the completion of our Ammonia Pipeline replacement project. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2019 may increase or decrease from the expected amounts noted above. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2019, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2019	$0.60	$64,658	August 7, 2019	August 13, 2019
March 31, 2019	$0.60	$64,690	May 8, 2019	May 14, 2019

Preferred Units. Distributions on our preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

The following table provides the terms related to distributions for our Series A, Series B and Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units):

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

The distribution rate on our Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) is: (i) 9.75% per annum (or $0.619 per unit per distribution period) for the first two years; (ii) 10.75% per annum (or $0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum (or $0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In July 2019, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on September 16, 2019.

Debt Obligations
As of June 30, 2019, we were a party to the following debt agreements:

•	Revolving Credit Agreement due October 29, 2020, with $543.0 million of borrowings outstanding as of June 30, 2019;

•
4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 6.0% senior notes due June 1, 2026 with a face value of $500.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and subordinated notes due January 15, 2043 with a face value of $402.5 million and a floating interest rate, which was 9.3% as of June 30, 2019;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreement with $6.0 million of borrowings outstanding as of June 30, 2019; and

•	Receivables Financing Agreement due September 20, 2021, with $62.8 million of borrowings outstanding as of June 30, 2019.

Management believes that, as of June 30, 2019, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of June 30, 2019 and December 31, 2018, we were a party to forward-starting interest rate swap agreements for the purpose of hedging interest rate risk. As of June 30, 2019 and December 31, 2018, the aggregate notional amount of these forward-starting interest rate swaps was $250.0 million. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	June 30, 2019
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$450,000	$300,000	$250,000	$—	$1,050,000	$2,050,000	$2,098,945
Weighted-average rate	—	4.8%	6.8%	4.8%	—	5.8%	5.6%
Variable-rate	$—	$543,000	$62,800	$—	$—	$767,940	$1,373,740	$1,374,861
Weighted-average rate	—	4.4%	3.3%	—	—	5.8%	5.1%

	December 31, 2018
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$450,000	$300,000	$250,000	$—	$550,000	$1,550,000	$1,499,920
Weighted-average rate	—	4.8%	6.8%	4.8%	—	5.6%	5.5%
Variable-rate	$—	$806,800	$—	$—	$—	$767,940	$1,574,740	$1,556,784
Weighted-average rate	—	4.4%	—	—	—	5.6%	5.0%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate	Fair Value
June 30, 2019	December 31, 2018	Period of Hedge		June 30, 2019	December 31, 2018
(Thousands of Dollars)				(Thousands of Dollars)
$250,000	$250,000	09/2020 - 09/2030	2.8%	$(16,716)	$(124)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01
Eleventh Amendment to Letter of Credit Agreement, dated as of April 10, 2019, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2019 (File No. 001-16417))

10.02	NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417))

10.03
Form of Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417))

10.04
Form of Non-Employee Director Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417))

10.05
Fourth Amendment to Receivables Financing Agreement, dated as of April 29, 2019, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 29, 2019 (File No. 001-16417))

*10.06
Maturity Extension Letter (Amendment No. 6) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2019 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and MUFG Bank, Ltd., as Issuing Bank and Administrative Agent

*10.07	Form of 2019 Performance Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
**	Furnished herewith.

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
August 9, 2019

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 9, 2019

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 9, 2019