Form 10-Q
period 2019-09-30
NuStar Energy L.P.
filed 2019-11-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☑

The number of common units outstanding as of October 31, 2019 was 107,785,598.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$15,354	$11,529
Accounts receivable, net of allowance for doubtful accounts of $72 and $9,412 as of September 30, 2019 and December 31, 2018, respectively	130,549	110,417
Inventories	10,123	8,434
Prepaid and other current assets	31,925	17,374
Assets held for sale	—	599,347
Total current assets	187,951	747,101
Property, plant and equipment, at cost	6,090,131	5,627,805
Accumulated depreciation and amortization	(2,014,791)	(1,853,003)
Property, plant and equipment, net	4,075,340	3,774,802
Intangible assets, net	694,488	733,056
Goodwill	1,005,853	1,005,853
Other long-term assets, net	172,204	88,328
Total assets	$6,135,836	$6,349,140
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$102,209	$103,122
Short-term debt and current portion of finance leases	15,664	18,500
Current portion of long-term debt	453,241	—
Accrued interest payable	40,902	36,293
Accrued liabilities	99,889	74,418
Taxes other than income tax	15,282	16,823
Income tax payable	3,050	4,445
Liabilities held for sale	—	69,834
Total current liabilities	730,237	323,435
Long-term debt, less current portion	2,898,477	3,111,996
Deferred income tax liability	12,097	12,428
Other long-term liabilities	148,108	79,558
Total liabilities	3,788,919	3,527,417

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of September 30, 2019 and December 31, 2018) (Note 9)	577,191	563,992

Partners’ equity (Note 10):
Preferred limited partners
Series A (9,060,000 units outstanding as of September 30, 2019 and December 31, 2018)	218,307	218,307
Series B (15,400,000 units outstanding as of September 30, 2019 and December 31, 2018)	371,476	371,476
Series C (6,900,000 units outstanding as of September 30, 2019 and December 31, 2018)	166,518	166,518
Common limited partners (107,766,142 and 107,225,156 common units outstanding as of September 30, 2019 and December 31, 2018, respectively)	1,092,686	1,556,308
Accumulated other comprehensive loss	(79,261)	(54,878)
Total partners’ equity	1,769,726	2,257,731
Total liabilities, mezzanine equity and partners’ equity	$6,135,836	$6,349,140
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Service revenues	$289,258	$270,269	$830,757	$777,937
Product sales	88,798	109,873	267,570	368,188
Total revenues	378,056	380,142	1,098,327	1,146,125
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	100,852	94,673	297,358	283,481
Depreciation and amortization expense	66,332	62,111	196,141	183,712
Total costs associated with service revenues	167,184	156,784	493,499	467,193
Cost of product sales	80,880	105,746	253,451	352,347
General and administrative expenses (excluding depreciation and amortization expense)	27,804	26,255	78,363	71,151
Other depreciation and amortization expense	2,216	2,192	6,154	6,389
Total costs and expenses	278,084	290,977	831,467	897,080
Operating income	99,972	89,165	266,860	249,045
Interest expense, net	(46,902)	(44,314)	(136,886)	(140,091)
Other income, net	608	925	2,020	3,548
Income from continuing operations before income tax expense	53,678	45,776	131,994	112,502
Income tax expense	1,090	2,113	3,568	8,697
Income from continuing operations	52,588	43,663	128,426	103,805
(Loss) income from discontinued operations, net of tax	(4,777)	4,473	(312,527)	99,863
Net income (loss)	$47,811	$48,136	$(184,101)	$203,668

Basic and diluted net income (loss) per common unit (Note 11):
Continuing operations	$0.15	$(3.53)	$0.20	$(3.51)
Discontinued operations	(0.04)	0.04	(2.90)	1.01
Total net income (loss) per common unit	$0.11	$(3.49)	$(2.70)	$(2.50)

Basic weighted-average common units outstanding	107,763,870	104,264,796	107,687,019	96,920,202
Diluted weighted-average common units outstanding	107,875,529	104,264,796	107,724,648	96,920,202

Comprehensive income (loss)	$36,213	$53,037	$(208,484)	$226,872
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(184,101)	$203,668
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	210,831	223,579
Unit-based compensation expense	10,060	8,689
Amortization of debt related items	3,991	5,926
Loss (gain) from sale or disposition of assets	2,569	(1,264)
Asset and goodwill impairment losses	336,838	—
Gain from insurance recoveries	—	(78,756)
Deferred income tax (benefit) expense	(605)	1,340
Changes in current assets and current liabilities (Note 12)	(38,082)	31,243
Decrease (increase) in other long-term assets	18,119	(2,324)
Decrease in other long-term liabilities	(3,223)	(28,171)
Other, net	(1,736)	(610)
Net cash provided by operating activities	354,661	363,320
Cash Flows from Investing Activities:
Capital expenditures	(435,043)	(338,440)
Change in accounts payable related to capital expenditures	(12,641)	(18,630)
Proceeds from sale or disposition of assets	314	2,220
Proceeds from sale of the St. Eustatius Operations (Note 3)	227,709	—
Proceeds from insurance recoveries	—	78,419
Acquisitions	—	(37,502)
Investment in other long-term assets	—	(3,280)
Other, net	(1,100)	—
Net cash used in investing activities	(220,761)	(317,213)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	565,400	985,453
Proceeds from short-term debt borrowings	253,500	538,500
Proceeds from note offering, net of issuance costs	491,588	—
Long-term debt repayments	(870,600)	(1,215,498)
Short-term debt repayments	(260,500)	(563,000)
Proceeds from issuance of Series D preferred units	—	590,000
Payment of issuance costs for Series D preferred units	—	(34,187)
Proceeds from issuance of common units, including contributions from general partner	—	10,204
Distributions to preferred unitholders	(91,269)	(60,247)
Distributions to common unitholders and general partner	(193,683)	(236,549)
Cash consideration for Merger (Note 1)	—	(61,271)
Proceeds from termination of interest rate swaps	—	8,048
Payment of tax withholding for unit-based compensation	(6,578)	(557)
Decrease in cash book overdrafts	(4,741)	(27)
Other, net	(7,218)	(5,970)
Net cash used in financing activities	(124,101)	(45,101)
Effect of foreign exchange rate changes on cash	681	(719)
Net increase in cash, cash equivalents and restricted cash	10,480	287
Cash, cash equivalents and restricted cash as of the beginning of the period	13,644	24,292
Cash, cash equivalents and restricted cash as of the end of the period	$24,124	$24,579
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended September 30, 2019 and 2018
(Unaudited, Thousands of Dollars)

	Limited Partners					Mezzanine Equity
	Preferred	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 10)	Series D Preferred Limited Partners (Note 9)	Total
Balance as of June 30, 2019	$756,301	$1,140,665	$—	$(67,663)	$1,829,303	$572,597	$2,401,900
Net income	16,034	17,388	—	—	33,422	14,389	47,811
Other comprehensive loss	—	—	—	(11,598)	(11,598)	—	(11,598)
Distributions to partners:
Series A, B and C preferred	(16,034)	—	—	—	(16,034)	—	(16,034)
Common ($0.60 per unit)	—	(64,658)	—	—	(64,658)	—	(64,658)
Series D preferred	—	—	—	—	—	(14,389)	(14,389)
Unit-based compensation	—	3,532	—	—	3,532	—	3,532
Series D preferred unit accretion	—	(4,592)	—	—	(4,592)	4,592	—
Other	—	351	—	—	351	2	353
Balance as of September 30, 2019	$756,301	$1,092,686	$—	$(79,261)	$1,769,726	$577,191	$2,346,917

Balance as of June 30, 2018	$756,334	$1,740,768	$25,999	$(66,624)	$2,456,477	$370,711	$2,827,188
Net income	16,033	18,255	—	—	34,288	13,848	48,136
Other comprehensive income	—	—	—	4,901	4,901	—	4,901
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit) and general partner	—	(64,225)	—	—	(64,225)	—	(64,225)
Series D preferred	—	—	—	—	—	(13,848)	(13,848)
Issuance of Series D preferred units	—	—	—	—	—	185,102	185,102
Unit-based compensation	—	3,508	—	—	3,508	—	3,508
Adjustments related to the Merger (Note 1)	—	(41,973)	(25,999)	—	(67,972)	—	(67,972)
Series D Preferred Unit accretion	—	(4,031)	—	—	(4,031)	4,031	—
Other	(31)	—	—	—	(31)	—	(31)
Balance as of September 30, 2018	$756,303	$1,652,302	$—	$(61,723)	$2,346,882	$559,844	$2,906,726
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Nine Months Ended September 30, 2019 and 2018
(Unaudited, Thousands of Dollars)

	Limited Partners					Mezzanine Equity
	Preferred	Common	General Partner	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 10)	Series D Preferred Limited Partners (Note 9)	Total
Balance as of January 1, 2019	$756,301	$1,556,308	$—	$(54,878)	$2,257,731	$563,992	$2,821,723
Net income (loss)	48,100	(275,370)	—	—	(227,270)	43,169	(184,101)
Other comprehensive loss	—	—	—	(24,383)	(24,383)	—	(24,383)
Distributions to partners:
Series A, B and C preferred	(48,100)	—	—	—	(48,100)	—	(48,100)
Common ($1.80 per unit)	—	(193,683)	—	—	(193,683)	—	(193,683)
Series D preferred	—	—	—	—	—	(43,169)	(43,169)
Unit-based compensation	—	19,218	—	—	19,218	—	19,218
Series D preferred unit accretion	—	(13,340)	—	—	(13,340)	13,340	—
Other	—	(447)	—	—	(447)	(141)	(588)
Balance as of September 30, 2019	$756,301	$1,092,686	$—	$(79,261)	$1,769,726	$577,191	$2,346,917

Balance as of January 1, 2018	$756,603	$1,770,587	$37,826	$(84,927)	$2,480,089	$—	$2,480,089
Net income	48,056	139,086	2,466	—	189,608	14,060	203,668
Other comprehensive income	—	—	—	23,204	23,204	—	23,204
Distributions to partners:
Series A, B and C preferred	(48,056)	—	—	—	(48,056)	—	(48,056)
Common ($2.295 per unit) and general partner	—	(222,170)	(14,379)	—	(236,549)	—	(236,549)
Series D preferred	—	—	—	—	—	(14,060)	(14,060)
Issuance of common units, including contribution from general partner	—	10,000	204	—	10,204	—	10,204
Issuance of Series D preferred units	—	—	—	—	—	555,813	555,813
Unit-based compensation	—	6,559	—	—	6,559	—	6,559
Adjustments related to the Merger (Note 1)	—	(41,973)	(25,999)	—	(67,972)	—	(67,972)
Series D Preferred Unit accretion	—	(4,031)	—	—	(4,031)	4,031	—
Other	(300)	(5,756)	(118)	—	(6,174)	—	(6,174)
Balance as of September 30, 2018	$756,303	$1,652,302	$—	$(61,723)	$2,346,882	$559,844	$2,906,726
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

On July 20, 2018, we completed the merger of NuStar GP Holdings, LLC (NuStar GP Holdings or NSH) with a subsidiary of NS (the Merger). Consequently, NSH, which indirectly owns our general partner, became a wholly owned subsidiary of ours. Under the terms of the merger agreement, NSH unitholders received 0.55 of a common unit representing a limited partner interest in NS in exchange for each NSH unit owned at the effective time of the Merger, resulting in approximately 13.4 million incremental NS common units outstanding after the Merger. We accounted for the Merger as an equity transaction similar to a redemption or induced conversion of preferred stock, which resulted in a loss of $377.1 million that was subtracted from net income attributable to common unitholders in the calculation of net income (loss) per common unit for the three and nine months ended September 30, 2018. Please refer to Note 11 for the calculation of net income (loss) per common unit.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
On July 29, 2019, we sold our St. Eustatius terminal and bunkering operations for approximately $250.0 million, subject to adjustment. Please refer to Note 3 for additional discussion.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation. As further discussed in Note 3, we reclassified certain balances to assets and liabilities held for sale and certain revenues and expenses to discontinued operations.

New Accounting Policy
As of September 30, 2019, we have restricted cash representing legally restricted funds that are unavailable for general use totaling $8.8 million, which is included in “Prepaid and other current assets” on the consolidated balance sheet.

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

Cloud Computing Arrangements
In August 2018, the Financial Accounting Standards Board (FASB) issued guidance addressing a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is considered a service contract. Under the new guidance, implementation costs for a CCA should be evaluated for capitalization using the same approach as implementation costs associated with internal-use software and expensed over the term of the hosting arrangement. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Prospective adoption for eligible costs incurred on or after the date of adoption or retrospective adoption is permitted. We currently expect to adopt the guidance on January 1, 2020 on a prospective basis. We do not expect the guidance to have a material impact on our financial position, results of operations or disclosures.

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

Goodwill
In January 2017, the FASB issued amended guidance that simplifies the accounting for goodwill impairment. Under the amended guidance, goodwill impairment is measured as the excess of the reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied prospectively. Early adoption is permitted for any impairment tests performed after January 1, 2017. We adopted the amended guidance during the first quarter of 2019 and applied the guidance to the goodwill impairment discussed in Note 3.

Credit Losses
In June 2016, the FASB issued amended guidance that requires the use of a “current expected loss” model for financial assets measured at amortized cost and certain off-balance sheet credit exposures. Under this model, entities will be required to estimate the lifetime expected credit losses on such instruments based on historical experience, current conditions, and reasonable and supportable forecasts. This amended guidance also expands the disclosure requirements to enable users of financial statements to understand an entity’s assumptions, models and methods for estimating expected credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. We expect to adopt the amended guidance on January 1, 2020. Currently, we do not expect the amended guidance to have a material impact on our financial position, results of operations or disclosures.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. DISCONTINUED OPERATIONS AND IMPAIRMENTS

On July 29, 2019, we sold our St. Eustatius terminal and bunkering operations (the St. Eustatius Operations) for approximately $250.0 million, subject to adjustment (the St. Eustatius Disposition). The St. Eustatius Disposition included a 14.3 million barrel storage and terminalling facility and related assets on the island of St. Eustatius in the Caribbean Netherlands. We previously reported the terminal operations in our storage segment and the bunkering operations in our fuels marketing segment. We received net proceeds of $227.7 million as of September 30, 2019. We recognized a non-cash loss of $3.9 million in “(Loss) income from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss) in the third quarter of 2019.

On November 30, 2018, we sold our European operations, which consisted of six liquids storage terminals in the United Kingdom and one facility in Amsterdam and related assets that were previously reported in our storage segment (the European Operations), for approximately $270.0 million (the European Disposition).

During the second quarter of 2019, we determined the assets and liabilities associated with the St. Eustatius Operations met the criteria to be classified as held for sale. We determined the St. Eustatius Operations and the European Operations met the requirements to be reported as discontinued operations since the St. Eustatius Disposition and the European Disposition together represent a strategic shift that will have a major impact on our operations and financial results. These sales were part of our plan to improve our debt metrics and partially fund capital projects to grow our core business in North America. Accordingly, the consolidated balance sheet reflects the assets and liabilities associated with the St. Eustatius Operations as held for sale as of December 31, 2018, and the condensed consolidated statements of comprehensive income (loss) reflect the St. Eustatius Operations and the European Operations as discontinued operations for all applicable periods presented.

Discontinued Operations
The following is a reconciliation of the major classes of line items included in “(Loss) income from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
Revenues	$17,501	$110,221	$248,981	$306,323
Costs and expenses:
Cost of revenues	17,715	102,463	220,595	277,096
Impairment losses	—	—	336,838	—
General and administrative expenses (excluding depreciation and amortization expense)	621	1,562	1,231	4,421
Other depreciation and amortization expense	—	84	—	256
Total costs and expenses	18,336	104,109	558,664	281,773
Operating (loss) income	(835)	6,112	(309,683)	24,550
Interest (expense) income, net	—	(511)	32	(1,442)
Other (expense) income, net	(3,942)	(5)	(2,775)	78,536
(Loss) income from discontinued operations before income tax expense	(4,777)	5,596	(312,426)	101,644
Income tax expense	—	1,123	101	1,781
(Loss) income from discontinued operations, net of tax	$(4,777)	$4,473	$(312,527)	$99,863

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

	Nine Months Ended September 30,
	2019	2018
	(Thousands of Dollars)
Capital expenditures	$(27,954)	$(99,327)

Significant noncash operating activities:
Depreciation and amortization expense	$8,536	$33,478
Asset impairment losses	$305,715	$—
Goodwill impairment loss	$31,123	$—
Loss from sale of the St. Eustatius Operations	$3,942	$—
Gain from insurance recoveries	$—	$(78,756)

Impairments
On January 28, 2019, the U.S. Department of the Treasury’s Office of Foreign Assets Control added Petroleos de Venezuela, S.A. (PDVSA), at the time a customer at the St. Eustatius facility, to its List of Specially Designated Nationals and Blocked Persons (the SDN List). The inclusion of PDVSA on the SDN List required us to wind down our contracts with PDVSA. Prior to winding down such contracts, PDVSA was the St. Eustatius terminal’s largest customer.

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

With respect to the goodwill in the Statia Bunkering reporting unit, which consisted of our bunkering operations at the St. Eustatius terminal facility, we estimated the fair value based on the expected sales price discussed above, which is inclusive of the bunkering operations. As a result, we concluded the goodwill was impaired. Consistent with FASB’s amended goodwill impairment guidance discussed in Note 2, which we adopted in the first quarter of 2019, we measured the goodwill impairment as the difference between the reporting unit’s carrying value and its fair value. Therefore, we recognized a goodwill impairment charge of $31.1 million in the first quarter of 2019 to reduce the goodwill to $0 for the Statia Bunkering reporting unit.

The impairment charges are included in “(Loss) income from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and Liabilities Held for Sale
The following is a reconciliation of the carrying amounts of the major classes of assets and liabilities included in “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheet:

December 31, 2018
(Thousands of Dollars)
Total current assets	$54,404
Property, plant and equipment, net	513,820
Goodwill	31,123
Assets held for sale	$599,347

Current liabilities	$69,834

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2019		2018
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,066	$(21,579)	$1,956	$(13,801)
Noncurrent portion	539	(38,945)	171	(46,361)
Held for sale	—	(25,357)	—	(302)
Total	2,605	(85,881)	2,127	(60,464)

Activity:
Additions	3,091	(41,211)	1,086	(64,492)
Transfer to accounts receivable	(3,956)	—	(2,576)	—
Transfer to revenues, including amounts reported in discontinued operations	—	67,171	—	42,417
Total	(865)	25,960	(1,490)	(22,075)

Balances as of September 30:
Current portion	343	(21,245)	227	(10,886)
Noncurrent portion	1,397	(38,676)	410	(37,083)
Held for sale	—	—	—	(34,570)
Total	$1,740	$(59,921)	$637	$(82,539)

As previously discussed in Note 3, the inclusion of PDVSA on the SDN List prevented us from providing services to PDVSA unless these sanctions were lifted or otherwise modified. As a result, in the first quarter of 2019 we accelerated the recognition of revenue totaling $16.3 million, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of September 30, 2019 (in thousands of dollars):

2019 (remaining)	$135,006
2020	476,405
2021	331,169
2022	278,062
2023	206,542
Thereafter	376,382
Total	$1,803,566

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer service contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$81,287	$67,543	$227,058	$181,487
Refined products and ammonia pipelines	95,219	95,300	272,859	268,368
Total pipeline segment revenues from contracts with customers	176,506	162,843	499,917	449,855
Lessor revenues	2,667	—	8,000	54
Total pipeline segment revenues	179,173	162,843	507,917	449,909

Storage segment:
Throughput terminals	26,333	21,143	71,189	61,300
Storage terminals	77,209	79,127	225,869	245,030
Total storage segment revenues from contracts with customers	103,542	100,270	297,058	306,330
Lessor revenues	10,193	9,963	30,580	29,887
Total storage segment revenues	113,735	110,233	327,638	336,217

Fuels marketing segment:
Revenues from contracts with customers	85,148	107,072	262,776	360,023

Consolidation and intersegment eliminations	—	(6)	(4)	(24)

Total revenues	$378,056	$380,142	$1,098,327	$1,146,125

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT

Revolving Credit Agreement
On September 12, 2019, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) primarily to extend the maturity date to October 29, 2021 and reduce the total amount available for borrowing from $1.4 billion to $1.2 billion.

As of September 30, 2019, we had $445.0 million outstanding under the Revolving Credit Agreement. The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate, a LIBOR-based rate or a EURIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In the second quarter of 2019, our credit rating was downgraded by S&P Global Ratings from BB to BB-, and our outlook was changed from negative to stable by S&P Global Ratings, Moody’s Investor Service Inc. and Fitch, Inc. However, per the terms of the Revolving Credit Agreement, these changes did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2019, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 4.2%.

For the rolling period of four quarters ending September 30, 2019, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2019, we had $751.5 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of September 30, 2019 was 2.9%. As of September 30, 2019, $109.8 million of our accounts receivable are included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $56.6 million as of September 30, 2019, which is included in “Long-term debt, less current portion” on the consolidated balance sheet.

Issuance of Debt
On May 22, 2019, NuStar Logistics issued $500.0 million of 6.0% senior notes due June 1, 2026. We received net proceeds of approximately $491.6 million, which we used to repay outstanding borrowings under our Revolving Credit Agreement. The interest on the 6.0% senior notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2019. The 6.0% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 6.0% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit NuStar Logistics’ ability to incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. The 6.0% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

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

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $3.7 million for contingent losses as of September 30, 2019 and $2.8 million as of December 31, 2018. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Lessee Arrangements
Our operating leases consist primarily of land and dock leases at various terminal facilities. Land and dock leases have remaining terms generally ranging from 3 years to 17 years and include options to extend up to 15 years, which we are reasonably certain to exercise.

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

As of September 30, 2019, right-of-use assets and lease liabilities included in our consolidated balance sheet were as follows:

	Balance Sheet Location	September 30, 2019
		(Thousands of Dollars)
Right-of-Use Assets:
Operating	Other long-term assets, net	$84,143
Finance	Property, plant and equipment, net of accumulated amortization of $2,703	$74,161

Lease Liabilities:
Operating:
Current	Accrued liabilities	$11,354
Noncurrent	Other long-term liabilities	71,664
Total operating lease liabilities		$83,018
Finance:
Current	Short-term debt and current portion of finance leases	$4,164
Noncurrent	Long-term debt, less current portion	55,105
Total finance lease liabilities		$59,269

As of September 30, 2019, maturities of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Thousands of Dollars)
2019 (remaining)	$3,256	$1,576
2020	12,642	6,306
2021	9,419	4,855
2022	8,717	4,186
2023	7,605	4,109
Thereafter	67,093	63,418
Total lease payments	$108,732	$84,450
Less: Interest	25,714	25,181
Present value of lease liabilities	$83,018	$59,269

Costs incurred for leases, including costs associated with discontinued operations, were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Thousands of Dollars)
Operating lease cost	$5,978	$24,920
Finance lease cost:
Amortization of right-of-use assets	962	2,703
Interest expense on lease liability	554	1,653
Short-term lease cost	5,051	14,974
Variable lease cost	1,256	3,044
Total lease cost	$13,801	$47,294

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents additional information regarding our leases:

	Operating Leases	Finance Leases
	(Thousands of Dollars, Except Term and Rate Data)
For the nine months ended September 30, 2019:
Cash outflows from operating activities	$24,314	$1,469
Cash outflows from financing activities	$—	$2,586
Right-of-use assets obtained in exchange for lease liabilities	$2,153	$2,593
As of September 30, 2019:
Weighted-average remaining lease term (in years)	15	21
Weighted-average discount rate	3.6%	3.7%

Lessor Arrangements
We have entered into certain revenue arrangements where we are considered to be the lessor. Under the largest of these arrangements, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual consumer price index adjustment. The operating leases commenced on January 1, 2017, and have initial terms of 10 years with successive automatic renewal terms. We recognized lease revenues from these leases of $30.6 million for the nine months ended September 30, 2019, which are included in “Service revenues” in the consolidated statements of income. As of September 30, 2019, we expect to receive minimum lease payments totaling $283.4 million, based upon the consumer price index as of the adoption date. We will recognize these payments ratably over the remaining initial lease term. As of September 30, 2019, the cost and accumulated depreciation of lease storage assets, which are included in our “Pipeline, storage and terminals” asset class within property, plant and equipment and have an estimated useful life of 30 years, total $234.8 million and $119.4 million, respectively.

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

Interest Rate Risk. We are a party to certain interest rate swap agreements that terminate in September 2020 to manage our exposure to changes in interest rates, which include forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a fixed rate and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record the effective portion of mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of September 30, 2019 and December 31, 2018, the aggregate notional amount of forward-starting interest rate swaps totaled $250.0 million.

The fair values of our interest rate swaps included in our consolidated balance sheets were as follows:

	Asset Derivatives		Liability Derivatives
Balance Sheet Location	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(Thousands of Dollars)
Other long-term assets, net	$—	$627	$—	$—
Accrued liabilities	$—	$—	$(27,582)	$—
Other long-term liabilities	$—	$—	$—	$(751)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
(Loss) gain recognized in other comprehensive income (loss) on derivative	$(10,866)	$3,540	$(27,458)	$26,067
Loss reclassified from AOCI into interest expense, net	$(906)	$(1,719)	$(2,989)	$(4,271)

As of September 30, 2019, we expect to reclassify a loss of $2.6 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

Non-recurring Fair Value Measurements. Please refer to Note 3 for a discussion of the Level 2 non-recurring fair value measurement associated with the impairment of long-lived assets related to the St. Eustatius terminal.

Fair Value of Financial Instruments
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt other than finance leases, approximate their carrying amounts.

The estimated fair values and carrying amounts of long-term debt, including the current portion and excluding finance leases, were as follows:

	September 30, 2019	December 31, 2018
	(Thousands of Dollars)
Fair value	$3,435,992	$3,056,704
Carrying amount	$3,296,613	$3,111,996

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

9. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Distributions on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December, to holders of record on the first business day of each payment month. The distribution rate on the Series D Preferred Units is: (i) 9.75% per annum (or $0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum (or $0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum (or $0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In October 2019, our board of directors declared distributions of $0.619 per Series D Preferred Unit to be paid on December 16, 2019.

10. PARTNERS' EQUITY

Series A, B and C Preferred Units
We allocate net income to our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) equal to the amount of distributions earned during the period. Distributions on our Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month as follows (until the distribution rate changes to a floating rate):

Units	Fixed Distribution Rate Per Unit Per Quarter	Fixed Distribution Per Quarter	Date at Which Distribution Rate Becomes Floating
		(Thousands of Dollars)
Series A Preferred Units	$0.53125	$4,813	December 15, 2021
Series B Preferred Units	$0.47657	$7,339	June 15, 2022
Series C Preferred Units	$0.56250	$3,881	December 15, 2022

In October 2019, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on December 16, 2019.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2019	$0.60	$64,660	November 8, 2019	November 14, 2019
June 30, 2019	$0.60	$64,658	August 7, 2019	August 13, 2019
March 31, 2019	$0.60	$64,690	May 8, 2019	May 14, 2019

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2019	$(47,299)	$(893)	$(6,686)	$(54,878)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	1,802	(27,458)	—	(25,656)
Net gain on pension costs reclassified into other income, net	—	—	(1,736)	(1,736)
Net loss on cash flow hedges reclassified into interest expense, net	—	2,989	—	2,989
Other	—	—	20	20
Other comprehensive income (loss)	1,802	(24,469)	(1,716)	(24,383)
Balance as of September 30, 2019	$(45,497)	$(25,362)	$(8,402)	$(79,261)

11. NET INCOME (LOSS) PER COMMON UNIT

Basic net income (loss) per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans. We compute basic net income (loss) per common unit by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the calculation of net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$47,811	$48,136	$(184,101)	$203,668
Distributions to preferred limited partners	(30,423)	(29,881)	(91,269)	(62,116)
Distributions to general partner	—	—	—	(1,141)
Distributions to common limited partners	(64,660)	(64,248)	(194,008)	(184,369)
Distribution equivalent rights to restricted units	(607)	(473)	(1,892)	(1,398)
Distributions in excess of income (loss)	$(47,879)	$(46,466)	$(471,270)	$(45,356)

Distributions to common limited partners	$64,660	$64,248	$194,008	$184,369
Allocation of distributions in excess of income (loss)	(47,879)	(46,466)	(471,270)	(45,378)
Series D Preferred Unit accretion	(4,592)	(4,031)	(13,340)	(4,031)
Loss to common unitholders attributable to the Merger (refer to Note 1)	—	(377,079)	—	(377,079)
Net income (loss) attributable to common units	$12,189	$(363,328)	$(290,602)	$(242,119)

Basic weighted-average common units outstanding	107,763,870	104,264,796	107,687,019	96,920,202

Diluted common units outstanding:
Basic weighted-average common units outstanding	107,763,870	104,264,796	107,687,019	96,920,202
Effect of dilutive potential common units	111,659	—	37,629	—
Diluted weighted-average common units outstanding	107,875,529	104,264,796	107,724,648	96,920,202

Basic and diluted net income (loss) per common unit	$0.11	$(3.49)	$(2.70)	$(2.50)

12. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2019	2018
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(2,514)	$11,530
Receivable from related party	—	160
Inventories	1,398	2,079
Other current assets	(6,368)	(953)
Increase (decrease) in current liabilities:
Accounts payable	1,559	18,082
Accrued interest payable	4,609	(9,700)
Accrued liabilities	(32,375)	4,830
Taxes other than income tax	(2,991)	4,809
Income tax payable	(1,400)	406
Changes in current assets and current liabilities	$(38,082)	$31,243

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

•
the reclassification of certain assets and liabilities to “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheets (please refer to Note 3 for additional discussion); and

•	current assets and current liabilities disposed of during the period.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2019	2018
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$128,670	$145,089
Cash paid for income taxes, net of tax refunds received	$6,876	$8,490

As of September 30, 2019, restricted cash is included in "Prepaid and other current assets" on the consolidated balance sheet. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	September 30, 2019	December 31, 2018
	(Thousands of Dollars)
Cash and cash equivalents	$15,354	$11,529
Prepaid and other current assets	8,770	—
Assets held for sale	—	2,115
Cash, cash equivalents and restricted cash	$24,124	$13,644

13. EMPLOYEE BENEFIT PLANS AND UNIT-BASED COMPENSATION

Employee Benefit Plans
NuStar’s Pension Plan is a qualified non-contributory defined benefit pension plan that provides eligible U.S. employees with retirement income as calculated under a cash balance formula. NuStar’s Excess Pension Plan is a nonqualified deferred compensation plan that provides benefits to a select group of management or other highly compensated employees. The Pension Plan and Excess Pension Plan are collectively referred to as the Pension Plans. In September 2019, we contributed $11.0 million to our Pension Plans.

Our other postretirement benefit plans include a contributory medical benefits plan for U.S. employees who retired prior to April 1, 2014, and for employees who retire on or after April 1, 2014, a partial reimbursement for eligible third-party health care premiums.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2019	2018	2019	2018
	(Thousands of Dollars)
For the three months ended September 30:
Service cost	$2,387	$2,405	$108	$126
Interest cost	1,370	1,206	113	107
Expected return on assets	(2,004)	(1,854)	—	—
Amortization of prior service credit	(515)	(515)	(286)	(286)
Amortization of net loss	212	544	10	53
Net periodic benefit cost (income)	$1,450	$1,786	$(55)	$—

For the nine months ended September 30:
Service cost	$7,162	$7,216	$323	$378
Interest cost	4,110	3,618	340	322
Expected return on assets	(6,011)	(5,563)	—	—
Amortization of prior service credit	(1,543)	(1,543)	(859)	(859)
Amortization of net loss	635	1,631	31	160
Net periodic benefit cost (income)	$4,353	$5,359	$(165)	$1

The service cost component of net periodic benefit cost (income) is presented in the same income statement line items as other current employee compensation costs, but the remaining components of net periodic benefit cost (income) are reported on the condensed consolidated statements of comprehensive income (loss) in “Other income, net.”

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Thousands of Dollars)
Revenues:
Pipeline	$179,173	$162,843	$507,917	$449,909
Storage:
Third parties	113,735	110,227	327,634	336,193
Intersegment	—	6	4	24
Total storage	113,735	110,233	327,638	336,217
Fuels marketing	85,148	107,072	262,776	360,023
Consolidation and intersegment eliminations	—	(6)	(4)	(24)
Total revenues	$378,056	$380,142	$1,098,327	$1,146,125

Operating income:
Pipeline	$87,818	$77,021	$233,834	$197,794
Storage	37,906	39,271	108,222	121,139
Fuels marketing	4,268	1,320	9,353	7,652
Consolidation and intersegment eliminations	—	—	(32)	—
Total segment operating income	129,992	117,612	351,377	326,585
General and administrative expenses	27,804	26,255	78,363	71,151
Other depreciation and amortization expense	2,216	2,192	6,154	6,389
Total operating income	$99,972	$89,165	$266,860	$249,045

Total assets by reportable segment were as follows:

	September 30, 2019	December 31, 2018
	(Thousands of Dollars)
Pipeline	$3,851,998	$3,637,226
Storage	2,058,551	1,902,764
Fuels marketing	38,706	37,252
Total segment assets	5,949,255	5,577,242
Assets held for sale	—	599,347
Other partnership assets	186,581	172,551
Total consolidated assets	$6,135,836	$6,349,140

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

Condensed Consolidating Balance Sheets
September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$90	$27	$—	$15,237	$—	$15,354
Receivables, net	—	82	—	130,467	—	130,549
Inventories	—	1,912	4,693	3,518	—	10,123
Prepaid and other current assets	138	26,696	1,056	4,035	—	31,925
Intercompany receivable	—	1,290,555	—	595,493	(1,886,048)	—
Total current assets	228	1,319,272	5,749	748,750	(1,886,048)	187,951
Property, plant and equipment, net	—	2,044,102	610,544	1,420,694	—	4,075,340
Intangible assets, net	—	42,039	—	652,449	—	694,488
Goodwill	—	149,453	170,652	685,748	—	1,005,853
Investment in wholly owned subsidiaries	2,887,631	1,725,947	1,147,269	498,799	(6,259,646)	—
Other long-term assets, net	79	104,751	32,344	35,030	—	172,204
Total assets	$2,887,938	$5,385,564	$1,966,558	$4,041,470	$(8,145,694)	$6,135,836
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,411	$38,926	$6,470	$51,402	$—	$102,209
Short-term debt and current portion of finance leases	—	15,442	206	16	—	15,664
Current portion of long-term debt	—	453,241	—	—	—	453,241
Accrued interest payable	—	40,867	3	32	—	40,902
Accrued liabilities	1,069	50,772	8,659	39,389	—	99,889
Taxes other than income tax	63	8,027	6,607	585	—	15,282
Income tax payable	—	341	1	2,708	—	3,050
Intercompany payable	455,217	—	1,430,831	—	(1,886,048)	—
Total current liabilities	461,760	607,616	1,452,777	94,132	(1,886,048)	730,237
Long-term debt, less current portion	—	2,841,373	768	56,336	—	2,898,477
Deferred income tax liability	—	1,675	9	10,413	—	12,097
Other long-term liabilities	—	67,928	14,348	65,832	—	148,108
Series D preferred units	577,191	—	—	—	—	577,191
Total partners’ equity	1,848,987	1,866,972	498,656	3,814,757	(6,259,646)	1,769,726
Total liabilities, mezzanine equity and partners’ equity	$2,887,938	$5,385,564	$1,966,558	$4,041,470	$(8,145,694)	$6,135,836

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$138,159	$59,093	$180,895	$(91)	$378,056
Costs and expenses	517	86,742	37,872	153,044	(91)	278,084
Operating (loss) income	(517)	51,417	21,221	27,851	—	99,972
Equity in earnings of subsidiaries	53,001	12,690	16,428	36,163	(118,282)	—
Interest income (expense), net	104	(47,741)	(1,683)	2,418	—	(46,902)
Other income (expense), net	—	737	196	(325)	—	608
Income from continuing operations before income tax expense	52,588	17,103	36,162	66,107	(118,282)	53,678
Income tax expense	—	124	—	966	—	1,090
Income from continuing operations	52,588	16,979	36,162	65,141	(118,282)	52,588
Loss from discontinued operations, net of tax (a)	(4,777)	—	(4,776)	(9,553)	14,329	(4,777)
Net income	$47,811	$16,979	$31,386	$55,588	$(103,953)	$47,811

Comprehensive income	$47,811	$7,019	$31,386	$53,950	$(103,953)	$36,213
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$127,165	$62,981	$190,102	$(106)	$380,142
Costs and expenses	600	76,932	40,497	173,054	(106)	290,977
Operating (loss) income	(600)	50,233	22,484	17,048	—	89,165
Equity in earnings of subsidiaries	44,195	9,405	9,411	30,134	(93,145)	—
Interest income (expense), net	68	(45,532)	(1,882)	3,032	—	(44,314)
Other income, net	—	468	119	338	—	925
Income from continuing operations before income tax expense	43,663	14,574	30,132	50,552	(93,145)	45,776
Income tax expense	—	82	—	2,031	—	2,113
Income from continuing operations	43,663	14,492	30,132	48,521	(93,145)	43,663
Income from discontinued operations, net of tax (a)	4,473	—	4,473	8,946	(13,419)	4,473
Net income	$48,136	$14,492	$34,605	$57,467	$(106,564)	$48,136

Comprehensive income	$48,136	$19,751	$34,605	$57,109	$(106,564)	$53,037
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$385,850	$181,898	$531,042	$(463)	$1,098,327
Costs and expenses	1,892	247,182	115,157	467,699	(463)	831,467
Operating (loss) income	(1,892)	138,668	66,741	63,343	—	266,860
Equity in earnings of subsidiaries	129,991	25,019	42,951	104,787	(302,748)	—
Interest income (expense), net	329	(140,213)	(5,456)	8,454	—	(136,886)
Other income (expense), net	—	2,234	551	(765)	—	2,020
Income from continuing operations before income tax expense (benefit)	128,428	25,708	104,787	175,819	(302,748)	131,994
Income tax expense (benefit)	2	(228)	1	3,793	—	3,568
Income from continuing operations	128,426	25,936	104,786	172,026	(302,748)	128,426
(Loss) income from discontinued operations, net of tax (a)	(312,527)	7,912	(320,439)	(640,877)	953,404	(312,527)
Net (loss) income	(184,101)	33,848	(215,653)	(468,851)	650,656	(184,101)

Comprehensive (loss) income	$(184,101)	$9,379	$(215,653)	$(468,765)	$650,656	$(208,484)
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

Condensed Consolidating Statements of Comprehensive Income
For the Nine Months Ended September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$364,721	$185,760	$596,099	$(455)	$1,146,125
Costs and expenses	1,750	235,936	118,002	541,847	(455)	897,080
Operating (loss) income	(1,750)	128,785	67,758	54,252	—	249,045
Equity in earnings of subsidiaries	105,418	8,848	49,169	112,056	(275,491)	—
Interest income (expense), net	137	(145,915)	(5,177)	10,864	—	(140,091)
Other income, net	—	2,792	307	449	—	3,548
Income (loss) from continuing operations before income tax expense	103,805	(5,490)	112,057	177,621	(275,491)	112,502
Income tax expense	—	313	1	8,383	—	8,697
Income (loss) from continuing operations	103,805	(5,803)	112,056	169,238	(275,491)	103,805
Income from discontinued operations, net of tax (a)	99,863	—	99,863	199,726	(299,589)	99,863
Net income (loss)	$203,668	$(5,803)	$211,919	$368,964	$(575,080)	$203,668

Comprehensive income	$203,668	$24,535	$211,919	$361,830	$(575,080)	$226,872
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$281,988	$109,849	$88,654	$301,613	$(427,443)	$354,661
Cash flows from investing activities:
Capital expenditures	—	(215,031)	(18,451)	(201,561)	—	(435,043)
Change in accounts payable related to capital expenditures	—	1,539	(878)	(13,302)	—	(12,641)
Proceeds from sale or disposition of assets	—	166	34	114	—	314
Proceeds from sale of the St. Eustatius Operations (Note 3)	—	—	—	227,709	—	227,709
Investment in subsidiaries	—	(11,999)	—	—	11,999	—
Other, net	—	—	—	(1,100)	—	(1,100)
Net cash (used in) provided by investing activities	—	(225,325)	(19,295)	11,860	11,999	(220,761)
Cash flows from financing activities:
Debt borrowings	—	790,000	—	28,900	—	818,900
Debt repayments	—	(1,097,000)	—	(34,100)	—	(1,131,100)
Note offering, net of issuance costs	—	491,588	—	—	—	491,588
Distributions to preferred unitholders	(91,269)	(45,635)	(45,635)	(45,640)	136,910	(91,269)
Distributions to common unitholders	(193,683)	(96,841)	(96,841)	(96,851)	290,533	(193,683)
Contributions from affiliates	—	—	—	11,999	(11,999)	—
Net intercompany activity	10,025	92,218	73,196	(175,439)	—	—
Payment of tax withholding for unit-based compensation	(6,578)	—	—	—	—	(6,578)
Other, net	(1,648)	(10,108)	(79)	(124)	—	(11,959)
Net cash (used in) provided by financing activities	(283,153)	124,222	(69,359)	(311,255)	415,444	(124,101)
Effect of foreign exchange rate changes on cash	—	—	—	681	—	681
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,165)	8,746	—	2,899	—	10,480
Cash, cash equivalents, and restricted cash as of the beginning of the period	1,255	51	—	12,338	—	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$90	$8,797	$—	$15,237	$—	$24,124

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2018
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$296,475	$60,254	$90,482	$361,320	$(445,211)	$363,320
Cash flows from investing activities:
Capital expenditures	—	(32,270)	(14,002)	(292,168)	—	(338,440)
Change in accounts payable related to capital expenditures	—	2,063	(6,209)	(14,484)	—	(18,630)
Investment in other long-term assets	—	—	—	(3,280)	—	(3,280)
Proceeds from sale or disposition of assets	—	1,464	20	736	—	2,220
Proceeds from insurance recoveries	—	—	—	78,419	—	78,419
Acquisitions	—	—	(37,502)	—	—	(37,502)
Net cash used in investing activities	—	(28,743)	(57,693)	(230,777)	—	(317,213)
Cash flows from financing activities:
Debt borrowings	—	1,498,853	—	25,100	—	1,523,953
Debt repayments	—	(1,754,798)	—	(23,700)	—	(1,778,498)
Issuance of Series D preferred units	590,000	—	—	—	—	590,000
Payment of issuance costs for Series D preferred units	(34,187)	—	—	—	—	(34,187)
Issuance of common units, including general partner contribution	10,204	—	—	—	—	10,204
Distributions to preferred unitholders	(60,249)	(30,123)	(30,124)	(30,123)	90,372	(60,247)
Distributions to common unitholders and general partner	(236,549)	(118,275)	(118,274)	(118,290)	354,839	(236,549)
Cash consideration for Merger	(61,411)	—	—	140	—	(61,271)
Proceeds from termination of interest rate swaps	—	8,048	—	—	—	8,048
Net intercompany activity	(501,574)	373,055	115,609	12,910	—	—
Other, net	(2,430)	(4,062)	—	(62)	—	(6,554)
Net cash used in financing activities	(296,196)	(27,302)	(32,789)	(134,025)	445,211	(45,101)
Effect of foreign exchange rate changes on cash	—	—	—	(719)	—	(719)
Net increase (decrease) in cash and cash equivalents	279	4,209	—	(4,201)	—	287
Cash and cash equivalents as of the beginning of the period	885	29	—	23,378	—	24,292
Cash and cash equivalents as of the end of the period	$1,164	$4,238	$—	$19,177	$—	$24,579

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments
Completed Projects. In the third quarter of 2019, we completed construction of a 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal to transport volumes from the Permian Basin to Corpus Christi, Texas for export. We also completed an expansion project on our Valley Pipeline System, which originates in Corpus Christi and runs south to the Rio Grande Valley, and reactivated our refined products pipeline in South Texas to transport diesel to our Nuevo Laredo terminal in Mexico.

Our legacy pipelines that transport crude oil from the Eagle Ford and Permian Basin regions to Corpus Christi, together with our Corpus Christi North Beach terminal and new 30-inch pipeline, comprise the Corpus Christi Crude System.

Sale of St. Eustatius Operations. On July 29, 2019, we sold our St. Eustatius terminal and bunkering operations (the St. Eustatius Operations) for approximately $250.0 million, subject to adjustment (the St. Eustatius Disposition). The St. Eustatius Disposition included a 14.3 million barrel storage and terminalling facility and related assets on the island of St. Eustatius in the Caribbean Netherlands. We previously reported the terminal operations in our storage segment and the bunkering operations in our fuels marketing segment.

The unaudited consolidated balance sheet as of December 31, 2018 reflects the assets and liabilities associated with the St. Eustatius Operations as held for sale, and the unaudited condensed consolidated statements of comprehensive income (loss) reflect the St. Eustatius Operations and the European Operations, which were sold on November 30, 2018 and defined below, as discontinued operations for all applicable periods presented. The consolidated statements of cash flows have not been adjusted to separately disclose cash flows related to discontinued operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on discontinued operations.

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

Issuance of Debt. On May 22, 2019, NuStar Logistics issued $500.0 million of 6.0% senior notes due June 1, 2026. We received net proceeds of approximately $491.6 million, which we used to repay outstanding borrowings under our revolving credit agreement. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further information.

Other Events
Sale of European Operations. On November 30, 2018, we sold our European operations, which consisted of six liquids storage terminals in the United Kingdom and one facility in Amsterdam and related assets (the European Operations), for approximately $270.0 million. We previously reported the European Operations in our storage segment.

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

Hurricane Activity. In the third quarter of 2017, several of our facilities were affected by the hurricanes in the Caribbean and Gulf of Mexico, including the St. Eustatius terminal, which experienced the most damage and was temporarily shut down. In January 2018, we received $87.5 million of insurance proceeds in settlement of our property damage claim for the St. Eustatius terminal, of which $9.1 million related to business interruption, which is included in “Cash flows from operating activities” in the consolidated statements of cash flows. We recorded a $78.8 million gain in the condensed consolidated statements of comprehensive income (loss) in the first quarter of 2018 for the amount by which the insurance proceeds exceeded our expenses incurred during the period. The insurance proceeds related to business interruption and the gain are included in “(Loss) income from discontinued operations, net of tax” in the condensed consolidated statements of comprehensive income (loss).

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing.

Pipeline. We own 3,205 miles of refined product pipelines and 2,135 miles of crude oil pipelines, as well as 5.2 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,600 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

Fuels Marketing. Within our fuels marketing operations, we purchase petroleum products for resale. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The financial impacts of the derivative financial instruments associated with commodity price risk were not material for any periods presented. The operations in our fuels marketing segment include our bunkering operations in the Gulf Coast, as well as certain of our blending operations at our Central East System.

Factors That Affect Results of Operations
The following factors affect the results of our operations:

•	company-specific factors, such as facility integrity issues, maintenance requirements and outages that impact the throughput rates of our assets;

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell;

•	industry factors, such as changes in the prices of petroleum products that affect demand and the operations of our competitors;

•	economic factors, such as commodity price volatility, that impact our fuels marketing segment; and

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,		Change
	2019	2018
Statement of Income Data:
Revenues:
Service revenues	$289,258	$270,269	$18,989
Product sales	88,798	109,873	(21,075)
Total revenues	378,056	380,142	(2,086)

Costs and expenses:
Costs associated with service revenues	167,184	156,784	10,400
Cost of product sales	80,880	105,746	(24,866)
General and administrative expenses	27,804	26,255	1,549
Other depreciation and amortization expense	2,216	2,192	24
Total costs and expenses	278,084	290,977	(12,893)

Operating income	99,972	89,165	10,807
Interest expense, net	(46,902)	(44,314)	(2,588)
Other income, net	608	925	(317)
Income from continuing operations before income tax expense	53,678	45,776	7,902
Income tax expense	1,090	2,113	(1,023)
Income from continuing operations	52,588	43,663	8,925
(Loss) income from discontinued operations, net of tax	(4,777)	4,473	(9,250)
Net income	$47,811	$48,136	$(325)
Basic and diluted net income (loss) per common unit:
Continuing operations	$0.15	$(3.53)	$3.68
Discontinued operations	(0.04)	0.04	(0.08)
Total	$0.11	$(3.49)	$3.60

Overview
Net income for the three months ended September 30, 2019 was comparable with the three months ended September 30, 2018.

Income from continuing operations increased $8.9 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to higher operating income from the pipeline and fuels marketing segments. However, earnings from discontinued operations declined by $9.3 million, offsetting improvements in our segment earnings.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2019	2018
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,218,913	914,450	304,463
Refined products and ammonia pipelines throughput (barrels/day)	554,276	567,320	(13,044)
Total throughput (barrels/day)	1,773,189	1,481,770	291,419
Throughput and other revenues	$179,173	$162,843	$16,330
Operating expenses	49,409	47,032	2,377
Depreciation and amortization expense	41,946	38,790	3,156
Segment operating income	$87,818	$77,021	$10,797
Storage:
Throughput (barrels/day)	438,999	335,118	103,881
Throughput terminal revenues	$26,333	$21,143	$5,190
Storage terminal revenues	87,402	89,090	(1,688)
Total revenues	113,735	110,233	3,502
Operating expenses	51,443	47,641	3,802
Depreciation and amortization expense	24,386	23,321	1,065
Segment operating income	$37,906	$39,271	$(1,365)
Fuels Marketing:
Product sales	$85,148	$107,072	$(21,924)
Cost of goods	80,046	104,904	(24,858)
Gross margin	5,102	2,168	2,934
Operating expenses	834	848	(14)
Segment operating income	$4,268	$1,320	$2,948
Consolidation and Intersegment Eliminations:
Revenues	$—	$(6)	$6
Cost of goods	—	(6)	6
Total	$—	$—	$—
Consolidated Information:
Revenues	$378,056	$380,142	$(2,086)
Costs associated with service revenues:
Operating expenses	100,852	94,673	6,179
Depreciation and amortization expense	66,332	62,111	4,221
Total costs associated with service revenues	167,184	156,784	10,400
Cost of product sales	80,880	105,746	(24,866)
Segment operating income	129,992	117,612	12,380
General and administrative expenses	27,804	26,255	1,549
Other depreciation and amortization expense	2,216	2,192	24
Consolidated operating income	$99,972	$89,165	$10,807

Pipeline
Total revenues increased $16.3 million and throughputs increased 291,419 barrels per day for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to:

•
an increase in revenues of $10.1 million and an increase in throughputs of 91,885 barrels per day resulting from increased customer production supplying our Permian Crude System, the completion of new pipeline connections with higher tariffs and expansion projects;

•
an increase in revenues of $4.6 million and an increase in throughputs of 21,857 barrels per day on our Ardmore System, mainly due to a customer’s refinery turnaround in the third quarter of 2018, an increase in long-haul deliveries resulting in higher average tariffs in 2019 and the completion of new pipeline connections that began delivering Permian crude oil in the second quarter of 2019;

•	an increase in revenues of $2.7 million on our Houston pipeline, as a customer began leasing a portion of the pipeline on January 1, 2019; and

•
an increase of $1.4 million on our Valley Pipeline System, despite throughputs that remained flat, mainly due to new customer contracts related to the completion of an expansion project in the third quarter of 2019 and a new connection that began in the fourth quarter of 2018.

These increases were partially offset by the following:

•	a decrease in revenues of $2.5 million and a decrease in throughputs of 6,351 barrels per day due to maintenance downtime on a portion of the Ammonia Pipeline in the third quarter of 2019; and

•
a decrease in revenues of $0.6 million, despite an increase in throughputs of 200,266 barrels per day on pipelines within our Corpus Christi Crude System, mainly due to the re-contracting of certain customer contracts at lower rates, which more than offset increased revenues from higher throughputs. Throughputs increased due to the completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal.

Operating expenses increased $2.4 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to an increase of $2.0 million on our Permian and Ardmore Crude Systems resulting from higher throughputs.

Depreciation and amortization expense increased $3.2 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to completed projects associated with the Permian Crude System in 2019.

Storage
Throughput terminal revenues increased $5.2 million while throughputs increased 103,881 barrels per day for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to an increase in throughput terminal revenues of $4.8 million and an increase in throughputs of 112,100 barrels per day at our Corpus Christi North Beach terminal, which receives volumes from pipelines within the Corpus Christi Crude System.

Storage terminal revenues decreased $1.7 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to a decrease in revenues of $6.2 million at our North East, Gulf Coast and Point Tupper terminals, mainly due to a decrease in customer base and the re-contracting of certain customer contracts in a backwardated market. These decreases in storage terminal revenues were partially offset by an increase in revenues of $4.7 million at our West Coast Terminals, mainly due to completed projects.

Operating expenses increased $3.8 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to higher compensation expense of $2.5 million and an increase in reimbursable expense of $1.5 million, spread across various terminals, partially offset by a decrease in maintenance and regulatory expense of $0.7 million.

Depreciation and amortization expense increased $1.1 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to amortization expense associated with a finance lease for a dock that was completed in September 2018.

Fuels Marketing
Segment operating income increased $2.9 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to an increase in gross margins from our bunkering operations.

General
General and administrative expenses increased $1.5 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to higher compensation costs.

Interest expense, net, increased $2.6 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, mainly due to the issuance of $500.0 million of 6.0% senior notes in the second quarter of 2019, partially offset by lower borrowings under our revolving credit agreement after applying the proceeds from the sales of assets.

Income tax expense decreased $1.0 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to lower taxable income.

Discontinued Operations
For the three months ended September 30, 2019, we recognized a loss of $3.9 million on the sale of the St. Eustatius Operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for information on discontinued operations.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,		Change
	2019	2018
Statement of Income Data:
Revenues:
Service revenues	$830,757	$777,937	$52,820
Product sales	267,570	368,188	(100,618)
Total revenues	1,098,327	1,146,125	(47,798)

Costs and expenses:
Costs associated with service revenues	493,499	467,193	26,306
Cost of product sales	253,451	352,347	(98,896)
General and administrative expenses	78,363	71,151	7,212
Other depreciation and amortization expense	6,154	6,389	(235)
Total costs and expenses	831,467	897,080	(65,613)

Operating income	266,860	249,045	17,815
Interest expense, net	(136,886)	(140,091)	3,205
Other income, net	2,020	3,548	(1,528)
Income from continuing operations before income tax expense	131,994	112,502	19,492
Income tax expense	3,568	8,697	(5,129)
Income from continuing operations	128,426	103,805	24,621
(Loss) income from discontinued operations, net of tax	(312,527)	99,863	(412,390)
Net (loss) income	$(184,101)	$203,668	$(387,769)
Basic and diluted net income (loss) per common unit:
Continuing operations	$0.20	$(3.51)	$3.71
Discontinued operations	(2.90)	1.01	(3.91)
Total	$(2.70)	$(2.50)	$(0.20)

Overview
We incurred a net loss of $184.1 million for the nine months ended September 30, 2019, compared to net income of $203.7 million for the nine months ended September 30, 2018.

Income from continuing operations increased $24.6 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to higher operating income from the pipeline segment, partially offset by lower operating income from the storage segment.

For the nine months ended September 30, 2019, loss from discontinued operations, net of tax, includes impairment charges totaling $336.8 million related to the St. Eustatius Operations. For the nine months ended September 30, 2018, income from discontinued operations, net of tax, includes a gain of $78.8 million resulting from insurance proceeds received for hurricane damages incurred at the St. Eustatius terminal.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2019	2018
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,109,856	848,892	260,964
Refined products and ammonia pipelines throughput (barrels/day)	542,713	555,113	(12,400)
Total throughput (barrels/day)	1,652,569	1,404,005	248,564
Throughput and other revenues	$507,917	$449,909	$58,008
Operating expenses	150,437	138,079	12,358
Depreciation and amortization expense	123,646	114,036	9,610
Segment operating income	$233,834	$197,794	$36,040
Storage:
Throughput (barrels/day)	400,060	336,957	63,103
Throughput terminal revenues	$71,189	$61,300	$9,889
Storage terminal revenues	256,449	274,917	(18,468)
Total revenues	327,638	336,217	(8,579)
Operating expenses	146,921	145,402	1,519
Depreciation and amortization expense	72,495	69,676	2,819
Segment operating income	$108,222	$121,139	$(12,917)
Fuels Marketing:
Product sales	$262,776	$360,023	$(97,247)
Cost of goods	251,349	350,011	(98,662)
Gross margin	11,427	10,012	1,415
Operating expenses	2,074	2,360	(286)
Segment operating income	$9,353	$7,652	$1,701
Consolidation and Intersegment Eliminations:
Revenues	$(4)	$(24)	$20
Cost of goods	28	(24)	52
Total	$(32)	$—	$(32)
Consolidated Information:
Revenues	$1,098,327	$1,146,125	$(47,798)
Costs associated with service revenues:
Operating expenses	297,358	283,481	13,877
Depreciation and amortization expense	196,141	183,712	12,429
Total costs associated with service revenues	493,499	467,193	26,306
Cost of product sales	253,451	352,347	(98,896)
Segment operating income	351,377	326,585	24,792
General and administrative expenses	78,363	71,151	7,212
Other depreciation and amortization expense	6,154	6,389	(235)
Consolidated operating income	$266,860	$249,045	$17,815

Pipeline
Total revenues increased $58.0 million and total throughputs increased 248,564 barrels per day for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to:

•
an increase in revenues of $40.3 million and an increase in throughputs of 118,461 barrels per day resulting from increased customer production supplying our Permian Crude System, the completion of new pipeline connections with higher tariffs and expansion projects;

•
an increase in revenues of $11.6 million and an increase in throughputs of 7,883 barrels per day on our Ardmore System, due to a customer’s refinery turnaround in 2018, an increase in long-haul deliveries resulting in higher average tariffs in 2019 and the completion of new pipeline connections that began delivering Permian crude oil in the second quarter of 2019;

•	an increase in revenues of $7.7 million on our Houston pipeline, as a customer began leasing a portion of the pipeline on January 1, 2019;

•
an increase in revenues of $2.8 million on our Valley Pipeline System, despite throughputs that remained flat, mainly due to new customer contracts related to the completion of an expansion project in the third quarter of 2019 and a new connection that began in the fourth quarter of 2018; and

•	an increase in revenues of $2.6 million and an increase in throughputs of 11,581 barrels per day on our Three Rivers System, due to increased demand in markets served by the system.

These increases were partially offset by:

•	a decrease in revenues of $4.7 million and a decrease in throughputs of 44,429 barrels per day due to operational issues at the refinery served by our McKee System pipelines in 2019; and

•
a decrease in revenues of $4.2 million on pipelines within our Corpus Christi Crude System, despite an increase in throughputs of 150,601 barrels per day, mainly due to the re-contracting of certain customer contracts at lower rates, which more than offset increased revenues from higher throughputs. Throughputs increased due to the completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal.

Operating expenses increased $12.4 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to:

•	an increase in operating expenses of $8.3 million on our Permian Crude System, mainly due to higher power costs resulting from higher throughputs, as well as higher bad debt expense; and

•	an increase in operating expenses of $1.6 million due to owning the assets associated with the Council Bluffs Acquisition for the entire period in 2019.

Depreciation and amortization expense increased $9.6 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to completed projects associated with the Permian Crude System and owning the assets associated with the Council Bluffs Acquisition for the entire period in 2019.

Storage
Throughput terminal revenues increased $9.9 million, while throughputs increased 63,103 barrels per day for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to the following:

•
an increase in throughput terminal revenues of $9.4 million and an increase in throughputs of 68,609 barrels per day at our Corpus Christi North Beach terminal, which receives volumes from pipelines within the Corpus Christi Crude System; and

•
an increase in throughput terminal revenues of $1.4 million and an increase in throughputs of 5,091 on our Three Rivers System terminals, mainly due to increased demand in markets served by the pipeline system.

These increases were partially offset by a decrease in revenues of $1.7 million and a decrease in throughputs of 10,522 barrels per day due to operational issues at the refinery served by our McKee system terminals in 2019.

Storage terminal revenues decreased $18.5 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018 primarily due to the following:

•
a decrease in revenues of $20.5 million at our North East terminals, mainly due to an adjustment to revenues in 2018 resulting from a change in the term of a contract at our Linden, New Jersey terminal, as well as a decrease in customer base and the re-contracting of certain customer contracts in a backwardated market; and

•
a decrease in revenues of $4.4 million at our St. James, Louisiana terminal, mainly due to a decrease in customer base and lower throughput and handling fees, partially offset by higher unit train activity and reimbursable revenues.

These decreases were partially offset by an increase in revenues of $8.3 million at our West Coast Terminals, mainly due to completed projects and an increase in throughput and handling fees.

Depreciation and amortization expense increased $2.8 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to amortization expense associated with a finance lease for a dock that was completed in September 2018.

Fuels Marketing
Segment operating income increased $1.7 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to an increase in gross margins from our bunkering operations.

General
General and administrative expenses increased $7.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly resulting from higher compensation costs in 2019 and lower legal expenses in 2018.

Interest expense, net decreased $3.2 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mainly due to lower average borrowings in 2019 after applying the proceeds from the sales of assets.

Income tax expense decreased $5.1 million for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, mostly due to lower taxable income.

Discontinued Operations
For the nine months ended September 30, 2019, we recognized a loss from discontinued operations, net of tax of $312.5 million, primarily due to impairment charges of $336.8 million associated with the St. Eustatius Operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further information.

For the nine months ended September 30, 2018, we recognized income from discontinued operations, net of tax of $99.9 million, mainly due to a gain of $78.8 million from insurance proceeds received in the first quarter of 2018 relating to hurricane damage at the St. Eustatius terminal in the third quarter of 2017.

TRENDS AND OUTLOOK
In 2019, we continue to execute on the comprehensive plan that we began in 2018, which included simplifying our corporate structure and eliminating the incentive distribution rights, reducing our leverage metrics and improving our distribution coverage ratio. Those actions, combined with our sale of the St Eustatius Operations in the third quarter of 2019 and the European Operations in the fourth quarter of 2018, positioned us to fund a larger proportion of our capital projects with the cash generated by our operations, thus reducing our need to access common equity markets to finance future growth opportunities. Furthermore, with the completion of several major pipeline projects in 2019, we expect significantly lower capital expenditures in 2020.

We continue to see significant opportunities emanate from the growth in North American shale production, especially in the Permian Basin, as that growth drives demand for the midstream logistics assets and services necessary to transport and store crude from the wellhead to domestic and international destinations. Our Permian Crude System was built to directly benefit from horizontal well production in the Permian Basin, but we also have assets in Texas and elsewhere on the Gulf Coast that are either already benefiting, or that we expect to benefit in the future, from North American shale production growth. We expect our Permian Crude System to benefit from higher throughputs as production continues to grow in that basin, and we expect our crude oil pipeline systems, including our Wichita Falls, Ardmore and Corpus Christi crude systems, to benefit from increased utilization as shale play production grows. As Permian Basin production continues to grow and exceeds the demand from domestic refiners, we expect export volumes at Gulf Coast facilities to grow. Our Gulf Coast storage facilities in Corpus Christi, Texas have already begun to benefit from export growth, and we believe our St. James, Louisiana terminal will continue to benefit from increasing North American production and export opportunities as those continue to evolve in the region.

In the third quarter of 2019, we completed construction of a 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal to transport Permian Barrels for export. In addition, thus far in 2019, we have seen an increase in Eagle Ford volumes in our pipelines to Corpus Christi. We expect 2019 and 2020 results for our Corpus Christi Crude System, comprised of our legacy pipelines that transport crude oil to Corpus Christi, together with our Corpus Christi North Beach terminal and new 30-inch pipeline, to benefit from increased Permian and Eagle Ford volumes. We also expect our 2019 and 2020 results to benefit from our pipeline expansion projects to facilitate supply of refined products to Northern Mexico and our bio-fuels projects at our terminals in California, Oregon and Washington related to the West Coast low carbon fuel standard mandates.

While backwardated crude prices in 2019 have had a detrimental impact on some of our storage facilities, we believe 2019 and 2020 results for our storage segment are insulated to some extent by long-term contracts at certain of our facilities where backwardation is a driving factor, and due to the fact that we have storage assets in markets where forward pricing has little impact on rates or renewals.

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

For 2019, we expect our total cash from operations to cover our distribution and reliability capital requirements, as well as a portion of our strategic capital expenditures. Furthermore, proceeds from the St. Eustatius Disposition in July 2019 were initially used to repay outstanding borrowings under our revolving credit agreement, increasing the amount available for borrowing. The sale was part of our plan to improve our debt metrics and partially fund capital projects to grow our core business in North America.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Nine Months Ended September 30,
	2019	2018
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$354,661	$363,320
Investing activities	(220,761)	(317,213)
Financing activities	(124,101)	(45,101)
Effect of foreign exchange rate changes on cash	681	(719)
Net increase in cash, cash equivalents and restricted cash	$10,480	$287

Net cash provided by operating activities for the nine months ended September 30, 2019 was $354.7 million, compared to $363.3 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, the net cash provided by operating activities was used to fund our distributions to unitholders of $285.0 million, reliability capital expenditures of $43.4 million and a portion of our strategic capital expenditures. Proceeds from the sale of the St. Eustatius Operations along with net proceeds from debt borrowings were used to fund the remainder of our strategic capital expenditures, which are described in the Capital Requirements section below.

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

Debt Sources of Liquidity
Revolving Credit Agreement. On September 12, 2019, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) primarily to extend the maturity date to October 29, 2021 and reduce the total amount available for borrowing from $1.4 billion to $1.2 billion.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending September 30, 2019, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2019, our consolidated debt coverage ratio was 3.96x and our consolidated interest coverage ratio was 2.42x. As of September 30, 2019, we had $751.5 million available for borrowing.

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

Issuance of Debt. On May 22, 2019, NuStar Logistics issued $500.0 million of 6.0% senior notes due June 1, 2026. We received net proceeds of approximately $491.6 million, which we initially used to repay outstanding borrowings under our Revolving Credit Agreement.

Other Debt Sources of Liquidity. Other sources of liquidity as of September 30, 2019 consist of the following:

•
$365.4 million in revenue bonds pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds), with $43.2 million remaining in trust as of September 30, 2019, supported by $370.2 million in letters of credit; and

•	one short-term line of credit agreement with an uncommitted borrowing capacity of up to $35.0 million, with $11.5 million of borrowings outstanding as of September 30, 2019.

We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of September 30, 2019, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures for the nine months ended September 30, 2019 and 2018, and the amount we expect to spend in 2019:

	Strategic Acquisitions and Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2019	$391,684	$43,359	$435,043
2018	$320,159	$59,063	$379,222

Expected for the year ended December 31, 2019	$ 485,000 - 515,000	$ 65,000 - 75,000

Strategic capital expenditures for the nine months ended September 30, 2019 mainly consisted of pipeline expansions on our Permian Crude System, Northern Mexico refined products supply projects and an export project to connect our Corpus Christi North Beach terminal to long-haul pipelines transporting crude oil from the Permian Basin. Strategic capital expenditures for the nine months ended September 30, 2018 consisted of pipeline expansions on our Permian Crude System and projects at the St. Eustatius and Linden terminals. Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at the St. Eustatius terminal.

For the year ended December 31, 2019, we expect a significant portion of our strategic capital spending to relate to the projects described above. A large portion of reliability capital spending for 2019 related to hurricane damage repairs at the St. Eustatius facility prior to the sale in July 2019, which was funded with insurance proceeds already received. We expect reliability capital spending for 2019 to also relate to the completion of our Ammonia Pipeline replacement project. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2019 may increase or decrease from the expected amounts noted above. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2019, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Defined Benefit Plans Funding
In September 2019, we contributed $11.0 million to our pension plans.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2019	$0.60	$64,660	November 8, 2019	November 14, 2019
June 30, 2019	$0.60	$64,658	August 7, 2019	August 13, 2019
March 31, 2019	$0.60	$64,690	May 8, 2019	May 14, 2019

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

The distribution rate on our Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) is: (i) 9.75% per annum (or $0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum (or $0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum (or $0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In October 2019, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on December 16, 2019.

Debt Obligations
As of September 30, 2019, we were a party to the following debt agreements:

•	Revolving Credit Agreement due October 29, 2021, with $445.0 million of borrowings outstanding as of September 30, 2019;

•
4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 6.0% senior notes due June 1, 2026 with a face value of $500.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and subordinated notes due January 15, 2043 with a face value of $402.5 million and a floating interest rate, which was 9.0% as of September 30, 2019;

•	$365.4 million in GoZone Bonds due from 2038 to 2041;

•	Line of credit agreement with $11.5 million of borrowings outstanding as of September 30, 2019; and

•	Receivables Financing Agreement due September 20, 2021, with $56.6 million of borrowings outstanding as of September 30, 2019.

Management believes that, as of September 30, 2019, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of September 30, 2019 and December 31, 2018, we were a party to forward-starting interest rate swap agreements that terminate in September 2020, for the purpose of hedging interest rate risk. As of September 30, 2019, these forward-starting interest rate swaps have an aggregate notional amount of $250.0 million and a fair value of $27.6 million recorded in “Accrued liabilities” on the consolidated balance sheet. Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

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

Please refer to Note 8 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	September 30, 2019
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$450,000	$300,000	$250,000	$—	$1,050,000	$2,050,000	$2,151,673
Weighted-average rate	—	4.8%	6.8%	4.8%	—	5.8%	5.6%
Variable-rate	$—	$—	$501,600	$—	$—	$767,940	$1,269,540	$1,284,319
Weighted-average rate	—	—%	4.0%	—	—	5.5%	4.9%

	December 31, 2018
	Expected Maturity Dates
	2019	2020	2021	2022	2023	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$—	$450,000	$300,000	$250,000	$—	$550,000	$1,550,000	$1,499,920
Weighted-average rate	—	4.8%	6.8%	4.8%	—	5.6%	5.5%
Variable-rate	$—	$806,800	$—	$—	$—	$767,940	$1,574,740	$1,556,784
Weighted-average rate	—	4.4%	—	—	—	5.6%	5.0%

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate	Fair Value
September 30, 2019	December 31, 2018	Period of Hedge		September 30, 2019	December 31, 2018
(Thousands of Dollars)				(Thousands of Dollars)
$250,000	$250,000	09/2020 - 09/2030	2.8%	$(27,582)	$(124)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.01
Maturity Extension Letter (Amendment No. 6) to Letter of Credit Agreement and Subsidiary Guaranty Agreement dated as of July 15, 2019 among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and MUFG Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.06 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-16417))

10.02
Form of 2019 Performance Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.07 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-16417))

10.03
Sixth Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of September 12, 2019, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 12, 2019 (File No. 001-16417))

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File - Formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**	Furnished herewith.

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
November 8, 2019

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 8, 2019

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 8, 2019