Form 10-Q
period 2020-03-31
NuStar Energy L.P.
filed 2020-05-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of common units outstanding as of April 30, 2020 was 109,194,144.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,694	$16,192
Accounts receivable, net of allowance for doubtful accounts of $61 and $72 as of March 31, 2020 and December 31, 2019, respectively	144,667	152,530
Inventories	10,720	12,393
Prepaid and other current assets	14,775	21,933
Total current assets	187,856	203,048
Property, plant and equipment, at cost	6,224,005	6,187,144
Accumulated depreciation and amortization	(2,118,364)	(2,068,165)
Property, plant and equipment, net	4,105,641	4,118,979
Intangible assets, net	668,776	681,632
Goodwill	780,853	1,005,853
Other long-term assets, net	134,694	176,480
Total assets	$5,877,820	$6,185,992
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$74,032	$109,834
Short-term debt and current portion of finance leases	14,869	10,046
Current portion of long-term debt	—	452,367
Accrued interest payable	40,605	37,925
Accrued liabilities	104,177	104,285
Taxes other than income tax	8,729	12,781
Income tax payable	5,450	4,325
Total current liabilities	247,862	731,563
Long-term debt, less current portion	3,374,747	2,934,918
Deferred income tax liability	10,673	12,427
Other long-term liabilities	149,887	148,939
Total liabilities	3,783,169	3,827,847

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of March 31, 2020 and December 31, 2019) (Note 8)	586,837	581,935

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of March 31, 2020 and December 31, 2019)	218,307	218,307
Series B (15,400,000 units outstanding as of March 31, 2020 and December 31, 2019)	371,476	371,476
Series C (6,900,000 units outstanding as of March 31, 2020 and December 31, 2019)	166,518	166,518
Common limited partners (109,194,072 and 108,527,806 common units outstanding as of March 31, 2020 and December 31, 2019, respectively)	855,722	1,087,805
Accumulated other comprehensive loss	(104,209)	(67,896)
Total partners’ equity	1,507,814	1,776,210
Total liabilities, mezzanine equity and partners’ equity	$5,877,820	$6,185,992
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Service revenues	$316,746	$259,027
Product sales	76,045	88,799
Total revenues	392,791	347,826
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	100,182	95,411
Depreciation and amortization expense	68,061	64,818
Total costs associated with service revenues	168,243	160,229
Cost of product sales	67,450	86,182
Goodwill impairment loss	225,000	—
General and administrative expenses (excluding depreciation and amortization expense)	22,971	25,691
Other depreciation and amortization expense	2,186	2,119
Total costs and expenses	485,850	274,221
Operating (loss) income	(93,059)	73,605
Interest expense, net	(47,494)	(44,291)
Other (expense) income, net	(6,489)	791
(Loss) income from continuing operations before income tax expense	(147,042)	30,105
Income tax expense	599	1,182
(Loss) income from continuing operations	(147,641)	28,923
Loss from discontinued operations, net of tax	—	(306,786)
Net loss	$(147,641)	$(277,863)

Basic net loss per common unit:
Continuing operations	$(1.68)	$(0.06)
Discontinued operations	—	(2.85)
Total (Note 10)	$(1.68)	$(2.91)

Basic weighted-average common units outstanding	108,897,400	107,531,619

Comprehensive loss	$(183,954)	$(282,689)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(147,641)	$(277,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	70,247	74,406
Amortization of unit-based compensation	2,585	2,982
Amortization of debt related items	1,462	1,310
Asset and goodwill impairment losses	225,000	328,440
Deferred income tax benefit	(999)	(847)
Changes in current assets and current liabilities (Note 11)	(9,785)	(33,403)
Decrease (increase) in other long-term assets	2,303	(74)
Increase in other long-term liabilities	948	9,275
Other, net	7,308	(658)
Net cash provided by operating activities	151,428	103,568
Cash Flows from Investing Activities:
Capital expenditures	(56,283)	(159,429)
Change in accounts payable related to capital expenditures	(15,706)	19,401
Proceeds from sale or disposition of assets	565	79
Net cash used in investing activities	(71,424)	(139,949)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	135,200	230,000
Proceeds from short-term debt borrowings	52,000	81,500
Long-term debt repayments	(104,615)	(63,600)
Short-term debt repayments	(47,500)	(94,500)
Distributions to preferred unitholders	(30,423)	(30,423)
Distributions to common unitholders	(65,169)	(64,367)
Payment of tax withholding for unit-based compensation	(8,820)	(6,366)
Decrease in cash book overdrafts	(1,194)	(3,608)
Other, net	(6,568)	(1,519)
Net cash (used in) provided by financing activities	(77,089)	47,117
Effect of foreign exchange rate changes on cash	(1,403)	154
Net increase in cash, cash equivalents and restricted cash	1,512	10,890
Cash, cash equivalents and restricted cash as of the beginning of the period	24,980	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$26,492	$24,534
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended March 31, 2020 and 2019

(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	16,033	(178,064)	—	(162,031)	14,390	(147,641)
Other comprehensive loss	—	—	(36,313)	(36,313)	—	(36,313)
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit)	—	(65,169)	—	(65,169)	—	(65,169)
Series D preferred	—	—	—	—	(14,390)	(14,390)
Unit-based compensation	—	16,051	—	16,051	—	16,051
Series D preferred unit accretion	—	(4,902)	—	(4,902)	4,902	—
Other	—	1	—	1	—	1
Balance as of March 31, 2020	$756,301	$855,722	$(104,209)	$1,507,814	$586,837	$2,094,651

Balance as of January 1, 2019	$756,301	$1,556,308	$(54,878)	$2,257,731	$563,992	$2,821,723
Net income (loss)	16,033	(308,286)	—	(292,253)	14,390	(277,863)
Other comprehensive loss	—	—	(4,826)	(4,826)	—	(4,826)
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit)	—	(64,367)	—	(64,367)	—	(64,367)
Series D preferred	—	—	—	—	(14,390)	(14,390)
Unit-based compensation	—	13,540	—	13,540	—	13,540
Series D Preferred Unit accretion	—	(4,302)	—	(4,302)	4,302	—
Other	—	(813)	—	(813)	(1)	(814)
Balance as of March 31, 2019	$756,301	$1,192,080	$(59,704)	$1,888,677	$568,293	$2,456,970
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a publicly held Delaware limited partnership engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
COVID-19 and OPEC+ Actions. In March 2020, the World Health Organization declared the coronavirus, or COVID-19, a pandemic as the illness spread across the globe. COVID-19 has had a severe impact on global economic activity, as government authorities have instituted stay-home orders and other measures to reduce the spread of COVID-19, and billions of people around the world have ceased their usual day-to-day activities. The scale of this decrease has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations
(OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices.

The effects of the COVID-19 pandemic, combined with actions by OPEC+, led to a decline in our unit price and market capitalization, and we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Please refer to Note 3 for additional information.

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. The property damage was isolated, and in the fourth quarter of 2019, we incurred losses of $5.4 million, which represent the aggregate amount of our deductibles under various insurance policies. We received insurance proceeds of $11.9 million in the first quarter of 2020 and $13.1 million in April 2020. Gains from business interruption insurance of $3.1 million for the three months ended March 31, 2020 are included in “Operating expenses” in the condensed consolidated statement of comprehensive loss. Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs in excess of the insurance deductibles.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation. In the second quarter of 2019, we determined the St. Eustatius terminal and bunkering operations sold on July 29, 2019 met the requirements to be reported as discontinued operations, and as a result, we reclassified certain revenues and expenses to discontinued operations for all applicable periods presented, as further discussed in Note 3.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. NEW ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to provide relief to companies impacted by reference rate reform. The amended guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective as of March 12, 2020 through December 31, 2022. We adopted the guidance for the quarter ended March 31, 2020 on a prospective basis. The guidance did not have an impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts and hedging relationships entered into or modified on or before December 31, 2022.

Financial Disclosures about Guarantors and Issuers of Guaranteed Securities
In March 2020, the Securities and Exchange Commission (SEC) issued final rules regarding presentation of financial information for guarantor subsidiaries. The final rules reduce the number of periods for which guarantor financial information is required and allow presentation of summarized financial information in lieu of separate financial statements. The guidance is effective for fiscal periods ending after January 4, 2021, with early adoption permitted. We are currently evaluating whether we will adopt these provisions early. We expect the guidance will reduce our disclosures related to guarantor financial information.

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amended guidance that simplifies the accounting for income taxes, including enacted changes in tax laws in interim periods. The guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. These provisions should be applied retrospectively, prospectively, or on a modified retrospective basis depending on the area affected by the amended guidance. We are currently evaluating the impact of this amended guidance on our financial position, results of operations or disclosures and whether we will adopt these provisions early.

Cloud Computing Arrangements
In August 2018, the FASB issued guidance addressing a customer’s accounting for implementation costs incurred in a cloud computing arrangement (CCA) that is considered a service contract. The new guidance specifies that an entity would apply the capitalization criteria for implementation costs related to internal-use software to determine which implementation costs related to a CCA that is a service contract should be capitalized and which should be expensed. The amendments also require that capitalized implementation costs be classified in the same balance sheet line item as prepayments related to the CCA and, generally, amortized on a straight-line basis over the term of the CCA. Amortization of capitalized implementation costs should be presented in the same income statement line item as CCA service fees, and cash flows for capitalized implementation costs should be presented consistently with those related to the CCA service. The guidance is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Prospective adoption for eligible costs incurred on or after the date of adoption or retrospective adoption is permitted. We adopted the guidance on January 1, 2020 on a prospective basis, and the guidance did not have a material impact on our financial position, results of operations or disclosures.

Disclosures for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, using a retrospective approach. We are currently evaluating whether we will adopt these provisions early, but we do not expect the guidance to have a material impact on our disclosures.

Credit Losses
In June 2016, the FASB issued amended guidance that replaces the incurred loss model for the measurement of financial assets with the current expected credit losses (CECL) model. Under the CECL model, entities are required to consider a broader range of information to estimate expected credit losses, including historical experience, current conditions, and reasonable and supportable forecasts, which may result in earlier recognition of credit losses. The changes are effective for annual and interim periods beginning after December 15, 2019, and amendments should be applied using a modified retrospective approach. We adopted the amended guidance on January 1, 2020, and the amended guidance did not have a material impact on our financial position, results of operations or disclosures at the transition date.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. IMPAIRMENTS AND DISCONTINUED OPERATIONS

2020 Impairment
In March 2020, the COVID-19 pandemic and actions taken by OPEC+ resulted in severe disruptions in the capital and commodities markets, which led to significant decline in our unit price. As a result, our equity market capitalization fell significantly. The decline in crude oil prices and demand for petroleum products also led to a decline in expected earnings from some of our goodwill reporting units. These factors and others related to COVID-19 and OPEC+ caused us to conclude there were triggering events that occurred in March that required us to perform a goodwill impairment test as of March 31, 2020.

The decline in our equity market capitalization resulted in a decline in the estimated fair value of the crude oil pipelines reporting unit. Therefore, we recognized a goodwill impairment charge of $225.0 million in the first quarter of 2020, which is reported in the pipeline segment. Our assessment did not identify any other reporting units at risk of a goodwill impairment.

We calculated the estimated fair value of each of our reporting units using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities.
In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.

The decline in expected earnings from certain of our long-lived assets was also an indicator that the carrying values of these long-lived assets may not be recoverable. Prior to performing the goodwill impairment test, we tested these long-lived assets for recoverability and determined they were fully recoverable as of March 31, 2020.

Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the COVID-19 pandemic. In the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets and goodwill, which could result in further impairment charges that could be material to our results of operations.

2019 Impairments and Discontinued Operations
On July 29, 2019, we sold our St. Eustatius terminal and bunkering operations (the St. Eustatius Operations) for net proceeds of approximately $230.0 million (the St. Eustatius Disposition). During the second quarter of 2019, we determined the assets and liabilities associated with the St. Eustatius Operations met the criteria to be classified as held for sale, and as a result, we reclassified certain revenues and expenses to discontinued operations for all applicable periods presented. We determined the St. Eustatius Operations and the European operations, which we sold on November 30, 2018, met the requirements to be reported as discontinued operations since the St. Eustatius Disposition and the sale of the European operations together represented a strategic shift that would have a major impact on our operations and financial results. These sales were part of our plan to improve our debt metrics and partially fund capital projects to grow our core business in North America. We previously reported the terminal operations in our storage segment and the bunkering operations in our fuels marketing segment.

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

With respect to the goodwill in the Statia Bunkering reporting unit, which consisted of our bunkering operations at the St. Eustatius terminal facility, we estimated the fair value based on the expected sales price discussed above, which is inclusive of the bunkering operations. As a result, we concluded the goodwill was impaired. Consistent with FASB’s amended goodwill impairment guidance, which we adopted in the first quarter of 2019, we measured the goodwill impairment as the difference between the reporting unit’s carrying value and its fair value. Therefore, we recognized a goodwill impairment charge of $31.1 million in the first quarter of 2019 to reduce the goodwill to $0 for the Statia Bunkering reporting unit.

The impairment charges are included in “Loss from discontinued operations, net of tax” on the condensed consolidated statement of comprehensive loss.

Discontinued Operations
The following is a reconciliation of the major classes of line items included in “Loss from discontinued operations, net of tax” on the condensed consolidated statement of comprehensive loss:

Three Months Ended March 31, 2019
(Thousands of Dollars)
Revenues	$138,643
Costs and expenses:
Cost of revenues	116,602
Impairment losses	328,440
General and administrative expenses (excluding depreciation and amortization expense)	305
Total costs and expenses	445,347
Operating loss	(306,704)
Interest income, net	23
Other expense, net	(4)
Loss from discontinued operations before income tax expense	(306,685)
Income tax expense	101
Loss from discontinued operations, net of tax	$(306,786)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consolidated statement of cash flows has not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

Three Months Ended March 31, 2019
(Thousands of Dollars)
Capital expenditures	$(8,935)

Significant noncash operating activities:
Depreciation and amortization expense	$7,469
Asset impairment loss	$297,317
Goodwill impairment loss	$31,123

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2020		2019
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,140	$(21,083)	$2,066	$(21,579)
Noncurrent portion	1,003	(40,289)	539	(38,945)
Held for sale	—	—	—	(25,357)
Total	3,143	(61,372)	2,605	(85,881)

Activity:
Additions	1,357	(11,883)	941	(11,094)
Transfer to accounts receivable	(1,289)	—	(1,272)	—
Transfer to revenues, including amounts reported in discontinued operations	—	10,765	—	34,714
Total	68	(1,118)	(331)	23,620

Balances as of March 31:
Current portion	1,812	(20,421)	1,381	(21,798)
Noncurrent portion	1,399	(42,069)	893	(40,463)
Total	$3,211	$(62,490)	$2,274	$(62,261)

As previously discussed in Note 3, the inclusion of PDVSA on the SDN List prevented us from providing services to PDVSA unless the sanctions were lifted or otherwise modified. As a result, in the first quarter of 2019 we accelerated the recognition of revenue totaling $16.3 million, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2020 (in thousands of dollars):

2020 (remaining)	$407,852
2021	410,418
2022	332,087
2023	251,772
2024	185,094
Thereafter	274,160
Total	$1,861,383

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer service contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$91,722	$68,478
Refined products and ammonia pipelines (excluding lessor revenues)	103,134	85,106
Total pipeline segment revenues from contracts with customers	194,856	153,584
Lessor revenues	825	2,667
Total pipeline segment revenues	195,681	156,251

Storage segment:
Throughput terminals	38,723	21,686
Storage terminals (excluding lessor revenues)	74,166	71,621
Total storage segment revenues from contracts with customers	112,889	93,307
Lessor revenues	10,328	10,193
Total storage segment revenues	123,217	103,500

Fuels marketing segment:
Revenues from contracts with customers	73,902	88,079

Consolidation and intersegment eliminations	(9)	(4)

Total revenues	$392,791	$347,826

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DEBT

Revolving Credit Agreement
On March 6, 2020, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to, among other things, extend the maturity date from October 29, 2021 to October 27, 2023, reduce the total amount available for borrowing from $1.2 billion to $1.0 billion and increase the rates included in the definition of Applicable Rate contained in the Revolving Credit Agreement. On April 6, 2020, NuStar Logistics amended the Revolving Credit Agreement to allow for certain transactions related to the GoZone Bonds, as defined below.

As of March 31, 2020, we had $500.0 million outstanding under the Revolving Credit Agreement. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a LIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In March 2020, S&P Global Ratings changed our rating outlook from stable to negative, and back to stable in April 2020. In April 2020, Fitch, Inc. downgraded our credit rating from BB to BB- and placed our rating on Rating Watch Negative and Moody’s Investor Service Inc. placed our rating under review for downgrade. These actions did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2020, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 3.0%.

For the rolling period of four quarters ending March 31, 2020, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of March 31, 2020, we had $495.9 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of March 31, 2020 was 1.8%. As of March 31, 2020, $105.9 million of our accounts receivable is included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $67.8 million as of March 31, 2020, which is included in “Long-term debt, less current portion” on the consolidated balance sheet.
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued Revenue Bonds Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansions pursuant to the Gulf Opportunity Zone Act of 2005 (collectively, GoZone Bonds) for an aggregate $365.4 million. The interest rates on these bonds are currently based on a weekly tax-exempt bond market interest rate. Following the issuances, the proceeds were deposited with a trustee and were disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. At the option of NuStar Logistics, during any period when the bonds bear interest at a daily or weekly rate, the GoZone Bonds may be redeemed in whole or in part on any interest payment date for 100% of the outstanding principal amount plus accrued interest to the redemption date. On March 4, 2020, NuStar Logistics repaid $43.3 million of GoZone Bonds with amounts that had not been used on our St. James terminal expansions and remained in trust. In addition, the holders of the GoZone Bonds may periodically require that the GoZone Bonds be repurchased, in whole or in part, requiring us to remarket the bonds.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Current Maturities
We expect to fund senior note maturities in 2020 and 2021 by utilizing senior note issuances in the capital markets, borrowings under our Revolving Credit Agreement or the Term Loan we entered into in April 2020, which is defined and described in Note 14. Therefore, the senior note maturities in 2020 and 2021 are classified as long-term debt. Although the Term Loan provides us the financial flexibility to fund these maturities in the near term, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $3.7 million for contingent losses as of March 31, 2020 and December 31, 2019. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Interest Rate Risk. We are a party to certain interest rate swap agreements that terminate in September 2020 to manage our exposure to changes in interest rates, which consist of forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we pay a weighted-average fixed rate of 2.8% and receive a rate based on the three-month USD LIBOR. These swaps qualify as cash flow hedges, and we designate them as such. We record mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI), and the amount in AOCI will be recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. As of March 31, 2020 and December 31, 2019, the aggregate notional amount of forward-starting interest rate swaps totaled $250.0 million.

The fair values of our interest rate swap agreements included in “Accrued liabilities” on our consolidated balance sheets were $49.0 million and $19.2 million as of March 31, 2020 and December 31, 2019, respectively.

Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars)
Loss recognized in other comprehensive income (loss) on derivative	$(29,830)	$(6,808)
Loss reclassified from AOCI into interest expense, net	$(647)	$(1,078)

As of March 31, 2020, we expect to reclassify a loss of $2.2 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

	March 31, 2020	December 31, 2019
	(Thousands of Dollars)
Fair value	$2,688,613	$3,442,001
Carrying amount	$3,319,248	$3,331,839

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

In April 2020, our board of directors declared distributions of $0.619 per Series D Preferred Unit to be paid on June 15, 2020.

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

In April 2020, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on June 15, 2020.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2020	$0.40	$43,730	May 11, 2020	May 15, 2020
December 31, 2019	$0.60	$65,128	February 10, 2020	February 14, 2020

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2020	$(43,772)	$(16,124)	$(8,000)	$(67,896)
Other comprehensive (loss) income:
Other comprehensive loss before reclassification adjustments	(6,828)	(29,830)	—	(36,658)
Net gain on pension costs reclassified into other income, net	—	—	(305)	(305)
Net loss on cash flow hedges reclassified into interest expense, net	—	647	—	647
Other	—	—	3	3
Other comprehensive loss	(6,828)	(29,183)	(302)	(36,313)
Balance as of March 31, 2020	$(50,600)	$(45,307)	$(8,302)	$(104,209)

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

The following table details the calculation of net loss per common unit:

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net loss	$(147,641)	$(277,863)
Distributions to preferred limited partners	(30,423)	(30,423)
Distributions to common limited partners	(43,730)	(64,690)
Distribution equivalent rights to restricted units	(506)	(643)
Distributions in excess of loss	$(222,300)	$(373,619)

Distributions to common limited partners	$43,730	$64,690
Allocation of distributions in excess of loss	(222,300)	(373,619)
Series D Preferred Unit accretion	(4,902)	(4,302)
Net loss attributable to common units	$(183,472)	$(313,231)

Basic weighted-average common units outstanding	108,897,400	107,531,619

Basic net loss per common unit	$(1.68)	$(2.91)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. STATEMENTS OF CASH FLOWS

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$7,778	$(15,028)
Inventories	1,648	(2,302)
Other current assets	7,007	4,191
Increase (decrease) in current liabilities:
Accounts payable	(18,082)	17,851
Accrued interest payable	2,680	(4,948)
Accrued liabilities	(6,804)	(30,908)
Taxes other than income tax	(5,137)	(2,954)
Income tax payable	1,125	695
Changes in current assets and current liabilities	$(9,785)	$(33,403)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:

•	the change in the amount accrued for capital expenditures;

•	the effect of foreign currency translation;

•	changes in the fair values of our interest rate swap agreements; and

•	the recognition of lease liabilities upon the adoption of ASC Topic 842.

Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$43,172	$47,797
Cash paid for income taxes, net of tax refunds received	$90	$1,717

As of March 31, 2020 and December 31, 2019, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	March 31, 2020	December 31, 2019
	(Thousands of Dollars)
Cash and cash equivalents	$17,694	$16,192
Other long-term assets, net	8,798	8,788
Cash, cash equivalents and restricted cash	$26,492	$24,980

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. SEGMENT INFORMATION

Our reportable business segments consist of the pipeline, storage and fuels marketing segments. Our segments represent strategic business units that offer different services and products. We evaluate the performance of each segment based on its respective operating income (loss), before general and administrative expenses and certain non-segmental depreciation and amortization expense. General and administrative expenses are not allocated to the operating segments since those expenses relate primarily to the overall management at the entity level. Our principal operations include the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products.
Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars)
Revenues:
Pipeline	$195,681	$156,251
Storage	123,217	103,500
Fuels marketing	73,902	88,079
Consolidation and intersegment eliminations	(9)	(4)
Total revenues	$392,791	$347,826

Operating (loss) income:
Pipeline	$(122,924)	$67,304
Storage	48,579	32,218
Fuels marketing	6,443	1,925
Consolidation and intersegment eliminations	—	(32)
Total segment operating (loss) income	(67,902)	101,415
General and administrative expenses	22,971	25,691
Other depreciation and amortization expense	2,186	2,119
Total operating (loss) income	$(93,059)	$73,605

Total assets by reportable segment were as follows:

	March 31, 2020	December 31, 2019
	(Thousands of Dollars)
Pipeline	$3,655,177	$3,884,819
Storage	2,044,386	2,082,832
Fuels marketing	31,263	31,064
Total segment assets	5,730,826	5,998,715
Other partnership assets	146,994	187,277
Total consolidated assets	$5,877,820	$6,185,992

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

Condensed Consolidating Balance Sheets
March 31, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$251	$1,666	$—	$15,777	$—	$17,694
Receivables, net	—	29	—	149,142	(4,504)	144,667
Inventories	—	2,033	4,919	3,768	—	10,720
Prepaid and other current assets	216	10,331	634	3,594	—	14,775
Intercompany receivable	—	1,284,697	—	374,851	(1,659,548)	—
Total current assets	467	1,298,756	5,553	547,132	(1,664,052)	187,856
Property, plant and equipment, net	—	2,045,134	605,311	1,455,196	—	4,105,641
Intangible assets, net	—	37,327	—	631,449	—	668,776
Goodwill	—	50,453	170,652	559,748	—	780,853
Investment in wholly owned subsidiaries	2,628,960	1,624,851	942,556	484,606	(5,680,973)	—
Other long-term assets, net	103	70,845	32,329	31,417	—	134,694
Total assets	$2,629,530	$5,127,366	$1,756,401	$3,709,548	$(7,345,025)	$5,877,820
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,817	$22,459	$6,300	$39,456	$—	$74,032
Short-term debt and current portion of finance leases	—	14,366	426	77	—	14,869
Accrued interest payable	—	40,569	6	30	—	40,605
Accrued liabilities	1,054	71,282	8,266	23,575	—	104,177
Taxes other than income tax	—	4,531	6,337	2,365	(4,504)	8,729
Income tax payable	—	621	2	4,827	—	5,450
Intercompany payable	423,799	—	1,235,749	—	(1,659,548)	—
Total current liabilities	430,670	153,828	1,257,086	70,330	(1,664,052)	247,862
Long-term debt, less current portion	—	3,305,258	1,688	67,801	—	3,374,747
Deferred income tax liability	—	1,499	10	9,164	—	10,673
Other long-term liabilities	—	63,851	13,128	72,908	—	149,887
Series D preferred units	586,837	—	—	—	—	586,837
Total partners’ equity	1,612,023	1,602,930	484,489	3,489,345	(5,680,973)	1,507,814
Total liabilities, mezzanine equity and partners’ equity	$2,629,530	$5,127,366	$1,756,401	$3,709,548	$(7,345,025)	$5,877,820

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Three Months Ended March 31, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$161,302	$62,664	$168,961	$(136)	$392,791
Costs and expenses	728	184,171	37,779	263,308	(136)	485,850
Operating (loss) income	(728)	(22,869)	24,885	(94,347)	—	(93,059)
Equity in (loss) earnings of subsidiaries	(146,988)	(118,215)	16,787	41,579	206,837	—
Interest income (expense), net	75	(48,070)	(319)	820	—	(47,494)
Other income (expense), net	—	859	247	(7,595)	—	(6,489)
(Loss) income before income tax expense	(147,641)	(188,295)	41,600	(59,543)	206,837	(147,042)
Income tax expense	—	129	—	470	—	599
Net (loss) income	$(147,641)	$(188,424)	$41,600	$(60,013)	$206,837	$(147,641)

Comprehensive (loss) income	$(147,641)	$(217,607)	$41,600	$(67,143)	$206,837	$(183,954)

Condensed Consolidating Statements of Comprehensive Loss
For the Three Months Ended March 31, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$117,555	$58,353	$172,105	$(187)	$347,826
Costs and expenses	676	77,411	36,050	160,271	(187)	274,221
Operating (loss) income	(676)	40,144	22,303	11,834	—	73,605
Equity in earnings of subsidiaries	29,491	1,339	12,738	33,285	(76,853)	—
Interest income (expense), net	108	(45,456)	(1,933)	2,990	—	(44,291)
Other income (expense), net	—	754	177	(140)	—	791
Income (loss) from continuing operations before income tax expense	28,923	(3,219)	33,285	47,969	(76,853)	30,105
Income tax expense	—	117	—	1,065	—	1,182
Income (loss) from continuing operations	28,923	(3,336)	33,285	46,904	(76,853)	28,923
Loss from discontinued operations, net of tax (a)	(306,786)	—	(306,786)	(613,572)	920,358	(306,786)
Net loss	$(277,863)	$(3,336)	$(273,501)	$(566,668)	$843,505	$(277,863)

Comprehensive loss	$(277,863)	$(9,066)	$(273,501)	$(565,764)	$843,505	$(282,689)
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$94,676	$64,365	$265,236	$100,630	$(373,479)	$151,428
Cash flows from investing activities:
Capital expenditures	—	(14,674)	(1,506)	(40,103)	—	(56,283)
Change in accounts payable related to capital expenditures	—	(12,807)	(3,390)	491	—	(15,706)
Proceeds from sale or disposition of assets	—	299	48	218	—	565
Net cash used in investing activities	—	(27,182)	(4,848)	(39,394)	—	(71,424)
Cash flows from financing activities:
Debt borrowings	—	178,000	—	9,200	—	187,200
Debt repayments	—	(148,515)	—	(3,600)	—	(152,115)
Distributions to preferred unitholders	(30,423)	(15,212)	(15,212)	(15,212)	45,636	(30,423)
Distributions to common unitholders	(65,169)	(32,584)	(32,584)	(32,589)	97,757	(65,169)
Distributions to affiliates	—	—	—	(230,086)	230,086	—
Net intercompany activity	10,469	(10,246)	(212,484)	212,261	—	—
Payment of tax withholding for unit-based compensation	(8,820)	—	—	—	—	(8,820)
Other, net	(658)	(6,974)	(108)	(22)	—	(7,762)
Net cash used in financing activities	(94,601)	(35,531)	(260,388)	(60,048)	373,479	(77,089)
Effect of foreign exchange rate changes on cash	—	—	—	(1,403)	—	(1,403)
Net increase (decrease) in cash, cash equivalents and restricted cash	75	1,652	—	(215)	—	1,512
Cash, cash equivalents, and restricted cash as of the beginning of the period	176	8,812	—	15,992	—	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$251	$10,464	$—	$15,777	$—	$26,492

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. SUBSEQUENT EVENT

On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020 (the Initial Loan Funding Date), leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021, in one or more draws, subject to certain conditions. We utilized the net proceeds of the Initial Loan to repay outstanding borrowings under our Revolving Credit Agreement. The Term Loan also bolsters our liquidity to address our senior note maturities in 2020 and early 2021.

Outstanding borrowings bear interest at an aggregate rate of 12.0% per annum. The Initial Loan under the Term Loan was issued with an original issue discount in an amount equal to 3.0% of the total commitment. Additionally, NuStar Logistics will pay a commitment fee in the amount of 5.0% per annum on the average daily undrawn amount. The obligations under the Term Loan are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

NuStar Logistics is required to make mandatory prepayment in an amount equal to 100.0% of the proceeds received as a result of certain events, subject to certain exclusions and adjustments, such as the incurrence of additional indebtedness (excluding additional borrowings under the Revolving Credit Agreement), the issuance of equity securities and the sale of property or assets. Depending on the amount of time that has passed since the Initial Loan Funding Date, if there is a payment or prepayment (subject to certain exceptions), NuStar Logistics is required to pay, as liquidated damages and compensation for the costs of making funds available, a make-whole premium or similar amount. From the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be the sum of (i) the make-whole amount and (ii) 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. Prepayments made in connection with one or more asset sales of up to an aggregate amount of $250.0 million will be subject to a lower prepayment premium. For asset sale prepayments from the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be 5.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 3.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. There will be no premium for any prepayments of borrowings after the 30-month anniversary of the Initial Loan Funding Date.

The Term Loan contains customary covenants (including ratio requirements) regarding NuStar Energy and its subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement and also contains customary events of default.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, the slowdown in economic activity and the actions by oil producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A “Risk Factors” contained in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, Item 1A “Risk Factors” contained in Part II of this Quarterly Report on Form 10-Q, as well as our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling, storage and marketing of petroleum products. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:

•	Overview, including Trends and Outlook

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	New Accounting Pronouncements

COVID-19 and OPEC+ Actions
In March 2020, the World Health Organization declared the coronavirus, or COVID-19, a pandemic as the illness spread across the globe. COVID-19 has had a severe impact on global economic activity, as government authorities have instituted stay-home orders and other measures to reduce the spread of COVID-19, and billions of people around the world have ceased their usual day-to-day activities. The scale of this decrease has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices.

The uncertainty surrounding the ongoing impact of the pandemic and OPEC+ over-supply combined to undermine financial markets around the world, including U.S. equity markets, and contributed to precipitous drops in value and historically high volatility across many sectors. These adverse conditions also led to a decline in our unit price and market capitalization, and, due to that decline, we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information about the goodwill impairment, including our method for determining the fair value of the reporting units.

Ongoing uncertainty surrounding the COVID-19 pandemic and its impact on demand for petroleum products and future production decisions by oil-producing nations continue to cause volatility and negatively impact global equity, debt and commodity markets.

Trends and Outlook
In March, in response to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions by OPEC+, we implemented our business continuity plan and implemented measures to ensure we continue to conduct business, operate safely and maintain a safe working environment for our employees, whether working remotely or on-site at our locations across North America. In March, we extended the maturity on our revolving credit agreement from October 2021 to October 2023 as part of our overall ongoing effort to improve our liquidity and financial flexibility.

We also began taking steps to preserve and enhance our liquidity by reducing spending, preserving cash, strengthening our balance sheet and addressing our near-term debt maturities. We significantly reduced our strategic capital expenditures planned for the full-year 2020 by $145.0 million, or 45% below our previous forecast, to a range of $165.0 to $195.0 million. We also reduced our controllable and operating expenses for the full-year 2020, mainly related to power and other costs associated with lower expected throughput and certain discretionary maintenance, travel and other expenses, and we lowered the distribution related to the first quarter of 2020 to $0.40 per common unit. In addition, in April, we entered into a $750.0 million three-year unsecured term loan, which provides us with the financial flexibility to address our near-term debt maturities in September 2020 and February 2021.

While the COVID-19 pandemic and actions by OPEC+ did not have a significant impact on our first quarter 2020 results, other than the goodwill impairment charge we recorded for the first quarter, we do expect to see some negative impact on our results of operations in the second quarter and future periods. Our assets are balanced approximately 60% to 40% between our pipeline and storage segments, and 60% to 40% between refined products and crude oil, which we believe is more important than ever to navigate these unprecedented times.

For 2020, we expect reduced throughput and earnings on most of our crude oil and refined product systems, compared to our previous expectations for 2020, and to varying degrees. The geographic location of our assets and the products we transport, tends to mitigate some of the negative impact from COVID-19. Unlike the hardest-hit densely populated cities on the East and West Coasts, our refined product pipelines are mainly located in Texas, where the stay-home orders began being lifted at the beginning of May, and in the Midwest, where demand has been insulated by lower-density population centers and continued strong agricultural demand. In addition, while we have seen declines in gasoline demand due to the stay-home directives, diesel demand has remained stable, mainly supported by trucks continuing to deliver supplies across the country and agriculture demand.

Our crude oil pipelines are somewhat insulated by minimum volume commitments on certain systems, but we do expect lower throughputs on our crude oil pipelines that serve producer demand in shale plays, especially in the Permian Basin, as the decline in the price of crude oil has reduced rig counts, signaling decreased drilling activity. Although we expect current conditions to temporarily depress production growth in the Permian Basin in the near-term, we believe our system has geological advantages over other shale plays, including lower production costs and higher product quality, that should benefit our assets as crude demand, price and production begin to recover.

While overall demand for refined petroleum products has declined from the impact of stay-home orders, which would tend to reduce the demand for terminal services in certain markets, the impact of lower activity is somewhat mitigated by our storage segment contracts, including our contracted rates for storage and minimum throughput agreements. In addition, because of the contango market created by the near-term decline of crude oil prices combined with the expectation those prices will rise in the future, during March and April, we entered into new contracts with several customers at certain of our terminals, mainly in our Northeast region, which has resulted in our lease of all of our available storage capacity across our asset footprint.

We expect the strong contango uplift in our storage segment to be more than offset by a decrease in refined product and crude oil demand in our pipeline segment. Going forward, we expect to continually evaluate our capital projects and operating expenses, and make changes as economic conditions warrant. Although we extended the maturity on our revolving credit agreement from October 2021 to October 2023 and entered into a $750.0 million three-year unsecured term loan, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms. Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts, and uncertainty surrounding future production decisions by OPEC+, continue to cause volatility and could significantly impact management’s estimates and assumptions. While many uncertainties remain, we expect to continue to address the impacts from COVID-19 and the global oil markets.

Other Events
Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. The property damage was isolated, and in the fourth quarter of 2019, we incurred losses of $5.4 million, which represent the aggregate amount of our deductibles under various insurance policies. We received insurance proceeds of $11.9 million in the first quarter of 2020 and $13.1 million in April 2020. Gains from business interruption insurance of $3.1 million for the three months ended March 31, 2020 are included in “Operating expenses” in the condensed consolidated statement of comprehensive loss. Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs in excess of the insurance deductibles.

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

Sale of St. Eustatius Operations. On July 29, 2019, we sold our St. Eustatius terminal and bunkering operations (the St. Eustatius Operations) for net proceeds of approximately $230.0 million (the St. Eustatius Disposition). The St. Eustatius Disposition included a 14.3 million barrel storage and terminalling facility and related assets on the island of St. Eustatius in the Caribbean. We previously reported the terminal operations in our storage segment and the bunkering operations in our fuels marketing segment.

The unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2019 reflects the St. Eustatius Operations as discontinued operations. The consolidated statement of cash flows for the three months ended March 31, 2019 has not been adjusted to separately disclose cash flows related to discontinued operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on discontinued operations.

In the first quarter of 2019, we recorded long-lived asset and goodwill impairment charges of $297.3 million and $31.1 million, respectively, in discontinued operations related to the St. Eustatius Operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of the impairment charges.

Operations
We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). Our operations consist of three reportable business segments: pipeline, storage and fuels marketing.

Pipeline. We own 3,205 miles of refined product pipelines and 2,160 miles of crude oil pipelines, as well as 5.6 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,600 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

Storage. Our storage segment includes the operations of our terminal and storage facilities in the United States, Canada and Mexico, with 62.0 million barrels of storage capacity. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Fuels Marketing. The fuels marketing segment includes our bunkering operations in the Gulf Coast, as well as certain of our blending operations associated with our Central East System. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The financial impacts of the derivative financial instruments associated with commodity price risk were not material for any periods presented.

Factors That Affect Results of Operations
The following factors affect the results of our operations:

•	industry factors, such as changes in the prices of petroleum products that affect demand and the operations of our competitors;

•	economic factors and price volatility;

•
factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers;

•	company-specific factors, such as facility integrity issues, maintenance requirements and outages that impact the throughput rates of our assets; and

•	seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell.

Increases or decreases in the price of crude oil affect sectors across the energy industry, including our customers in crude oil production, refining and trading, in different ways at different points in any given price cycle. For example, during periods of sustained low prices, as is currently the case, producers tend to reduce their capital spending and drilling activity and narrow their focus to assets in the most cost-advantaged regions. Refiners, on the other hand, can benefit from lower crude oil prices if they are able to take advantage of lower feedstock prices in areas with healthy regional demand; however, as refined product inventories increase, refiners typically reduce their production rate, which may reduce the degree to which they are able to benefit from low crude prices. Crude oil traders focus less on the current market commodity price than on whether that price is higher or lower than expected future market prices: if the future price for a product is believed to be higher than the current market price, or a “contango market,” as is currently the case, traders are more likely to purchase and store products to sell in the future at the higher price. On the other hand, when the current price of crude oil nears or exceeds the expected future market price, or “backwardation,” traders are no longer incentivized to purchase and store product for future sale.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended March 31,		Change
	2020	2019
Statement of Income Data:
Revenues:
Service revenues	$316,746	$259,027	$57,719
Product sales	76,045	88,799	(12,754)
Total revenues	392,791	347,826	44,965

Costs and expenses:
Costs associated with service revenues	168,243	160,229	8,014
Cost of product sales	67,450	86,182	(18,732)
Goodwill impairment loss	225,000	—	225,000
General and administrative expenses	22,971	25,691	(2,720)
Other depreciation and amortization expense	2,186	2,119	67
Total costs and expenses	485,850	274,221	211,629

Operating (loss) income	(93,059)	73,605	(166,664)
Interest expense, net	(47,494)	(44,291)	(3,203)
Other (expense) income, net	(6,489)	791	(7,280)
(Loss) income from continuing operations before income tax expense	(147,042)	30,105	(177,147)
Income tax expense	599	1,182	(583)
(Loss) income from continuing operations	(147,641)	28,923	(176,564)
Loss from discontinued operations, net of tax	—	(306,786)	306,786
Net loss	$(147,641)	$(277,863)	$130,222
Basic and diluted net loss per common unit:
Continuing operations	$(1.68)	$(0.06)	$(1.62)
Discontinued operations	—	(2.85)	2.85
Total	$(1.68)	$(2.91)	$1.23

Overview
We incurred a loss from continuing operations of $147.6 million for the three months ended March 31, 2020, mainly due to a non-cash goodwill impairment charge of $225.0 million related to our crude oil pipelines reporting unit, compared to income from continuing operations of $28.9 million for the three months ended March 31, 2019. This impairment charge was partially offset by higher revenues from the pipeline and storage segments and higher operating income from the fuels marketing segment for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

We incurred a loss from discontinued operations, net of tax, of $306.8 million for the three months ended March 31, 2019, mainly due to non-cash impairment charges totaling $328.4 million related to the St. Eustatius operations. Please see Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the impairment charges.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended March 31,		Change
	2020	2019
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,532,046	1,018,608	513,438
Refined products and ammonia pipelines throughput (barrels/day)	594,432	503,485	90,947
Total throughput (barrels/day)	2,126,478	1,522,093	604,385
Throughput and other revenues	$195,681	$156,251	$39,430
Operating expenses	50,246	48,098	2,148
Depreciation and amortization expense	43,359	40,849	2,510
Goodwill impairment loss	225,000	—	225,000
Segment operating (loss) income	$(122,924)	$67,304	$(190,228)
Storage:
Throughput (barrels/day)	678,830	364,854	313,976
Throughput terminal revenues	$38,723	$21,686	$17,037
Storage terminal revenues	84,494	81,814	2,680
Total revenues	123,217	103,500	19,717
Operating expenses	49,936	47,313	2,623
Depreciation and amortization expense	24,702	23,969	733
Segment operating income	$48,579	$32,218	$16,361
Fuels Marketing:
Product sales	$73,902	$88,079	$(14,177)
Cost of goods	66,954	85,501	(18,547)
Gross margin	6,948	2,578	4,370
Operating expenses	505	653	(148)
Segment operating income	$6,443	$1,925	$4,518
Consolidation and Intersegment Eliminations:
Revenues	$(9)	$(4)	$(5)
Cost of goods	(9)	28	(37)
Total	$—	$(32)	$32
Consolidated Information:
Revenues	$392,791	$347,826	$44,965
Costs associated with service revenues:
Operating expenses	100,182	95,411	4,771
Depreciation and amortization expense	68,061	64,818	3,243
Total costs associated with service revenues	168,243	160,229	8,014
Cost of product sales	67,450	86,182	(18,732)
Goodwill impairment loss	225,000	—	225,000
Segment operating (loss) income	(67,902)	101,415	(169,317)
General and administrative expenses	22,971	25,691	(2,720)
Other depreciation and amortization expense	2,186	2,119	67
Consolidated operating (loss) income	$(93,059)	$73,605	$(166,664)

Pipeline
Total revenues increased $39.4 million and throughputs increased 604,385 barrels per day for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to:

•
an increase in revenues of $12.7 million and an increase in throughputs of 97,808 barrels per day resulting from increased customer production supplying our Permian Crude System and the completion of new pipeline connections with higher tariffs and expansion projects;

•
an increase in revenues of $8.3 million and an increase in throughputs of 66,422 barrels per day due to operational issues at the refinery served by our McKee System pipelines in the first quarter of 2019;

•
an increase in revenues of $7.5 million and an increase in throughputs of 15,812 barrels per day on our Valley Pipeline System, mainly due to the completion of an expansion project in the third quarter of 2019 and a new customer contract;

•
an increase in revenues of $7.4 million and an increase in throughputs of 388,689 barrels per day on our Corpus Christi Crude Pipeline System due to completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019, a turnaround at a customer’s refinery in the first quarter of 2020 that resulted in crude oil volumes from the Eagle Ford being diverted to Corpus Christi instead of the refinery and completion of a new pipeline connection in the fourth quarter of 2019; and

•
an increase in revenues of $2.4 million and an increase in throughputs of 26,088 barrels per day on our Three Rivers System, partially due to the turnaround at a customer’s refinery mentioned above, which resulted in higher volumes of refined product shipped from Corpus Christi, Texas to supply demand in markets served by the system and the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which began early service in the third quarter of 2019 and full service at the end of the first quarter of 2020.

Operating expenses increased $2.1 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to an increase in maintenance and regulatory expenses on the Ammonia Pipeline.

Depreciation and amortization expense increased $2.5 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to completed projects in 2019.

Storage
Throughput terminal revenues increased $17.0 million and throughputs increased 313,976 barrels per day for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to an increase in throughput terminal revenues of $16.8 million and an increase in throughputs of 315,340 barrels per day at our Corpus Christi North Beach terminal, consistent with higher volumes on our Corpus Christi Crude Pipeline System.

Storage terminal revenues increased $2.7 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to the following:

•
an increase in revenues of $4.4 million at our Gulf Coast terminals, mainly due to an increase in revenues of $2.5 million at our Texas City Terminal, primarily due to new customer contracts, rate escalations and higher reimbursable revenues, and an increase in revenues at our St. James terminal of $2.3 million, mainly due to higher unit train activity; and

•	an increase in revenues of $1.5 million at our West Coast terminals, mainly due to completed storage projects and higher throughput and handling fees.

These increases were partially offset by lower revenues of $3.8 million at our North East and Point Tupper terminals, mainly due to decreases in customer base and lower throughput and handling fees.

Operating expenses increased $2.6 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to increases in reimbursable expenses of $4.6 million and $0.6 million in contractor services, resulting mainly from increased dockage and wharfage activity at our Corpus Christi North Beach terminal and increased customer activity at our Texas City Terminal. These increases were partially offset by the business interruption insurance recovery of $3.1 million in the first quarter of 2020 related to the fire at our Selby terminal in the fourth quarter of 2019.

Fuels Marketing
Segment operating income increased $4.5 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to an increase in operating income of $2.3 million from our blending operations and other product sales and $2.2 million from higher margins from our bunkering business.

General
General and administrative expenses decreased $2.7 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to lower compensation costs.

Interest expense, net, increased $3.2 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, mainly due to the issuance of $500.0 million of 6.0% senior notes in May of 2019, partially offset by lower borrowings under our revolving credit agreement after applying the proceeds from the St. Eustatius Disposition in July 2019.

Other expense, net of $6.5 million for the three months ended March 31, 2020, consisted mainly of foreign currency transaction losses associated with our Mexico subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary cash requirements are for debt service, distributions to our partners, capital expenditures, acquisitions and operating expenses.

Due to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions taken by
OPEC+, we have taken steps to preserve and enhance our liquidity. As further described below, by deferring certain planned capital expenditures, we have reduced our 2020 planned capital expenditures by an additional 45% below our previous expectations. Planned 2020 capital expenditures had already been drastically reduced from 2019 as we completed several large pipeline expansion projects in the second half of 2019. We also have identified ways that we believe will reduce our operating expenditures, which should further reduce our overall cash requirements. At the same time, we enhanced our sources of liquidity by extending the maturity on our revolving credit agreement from October 2021 to October 2023 and entering into a $750.0 million three-year unsecured term loan, which provide us with the financial flexibility to address our near-term debt maturities in September 2020 and February 2021.

Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners each quarter. “Available Cash” is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors, subject to requirements for distributions for our preferred units. The distribution related to the first quarter 2020 was lowered to $0.40 per common unit.

Each year, our objective is to fund our reliability capital expenditures and distribution requirements with net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we can use cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control, including our ability to access such markets with the continued uncertainty surrounding the duration and severity of the impact from the COVID-19 pandemic and actions by OPEC+. Our risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II of this report describe the risks inherent to these sources of funding and the availability thereof. Although the Term Loan provides us the financial flexibility to fund debt maturities in the near term, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms.

For 2020, we expect to generate sufficient cash from operations to fund our distribution requirements, reliability capital expenditures and a portion of our strategic capital expenditures.

Cash Flows for the Three Months Ended March 31, 2020 and 2019
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2020	2019
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$151,428	$103,568
Investing activities	(71,424)	(139,949)
Financing activities	(77,089)	47,117
Effect of foreign exchange rate changes on cash	(1,403)	154
Net increase in cash, cash equivalents and restricted cash	$1,512	$10,890

Net cash provided by operating activities for the three months ended March 31, 2020 was $151.4 million, compared to $103.6 million for the three months ended March 31, 2019, primarily due to higher earnings and changes in working capital. Our working capital increased by $9.8 million for the three months ended March 31, 2020, compared to $33.4 million for the three months ended March 31, 2019. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. For the three months ended March 31, 2019, accrued liabilities decreased $30.9 million, mainly due to revenue recognized during the period that was included in a contract liability at the beginning of the year, as discussed in Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.”

For the three months ended March 31, 2020, the net cash provided by operating activities was used to fund our distributions to unitholders of $95.6 million, reliability capital expenditures of $3.6 million and a portion of our strategic capital expenditures. Net proceeds from debt borrowings were used to fund the remainder of our strategic capital expenditures, which are described in the Capital Requirements section below.

For the three months ended March 31, 2019, the net cash provided by operating activities and cash on hand were used to fund our distributions to unitholders of $94.8 million and reliability capital expenditures of $9.5 million, and net proceeds from debt borrowings were used to fund our strategic capital expenditures of $149.9 million, as described in the Capital Requirements section below.

Debt Sources of Liquidity
Term Loan. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020 (the Initial Loan Funding Date), leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021, in one or more draws, subject to certain conditions. We utilized the net proceeds of the Initial Loan to repay outstanding borrowings under our Revolving Credit Agreement. The Term Loan also bolsters our liquidity to address our senior note maturities in 2020 and early 2021.

Outstanding borrowings bear interest at an aggregate rate of 12.0% per annum. The Initial Loan under the Term Loan was issued with an original issue discount in an amount equal to 3.0% of the total commitment. Additionally, NuStar Logistics will pay a commitment fee in the amount of 5.0% per annum on the average daily undrawn amount. The obligations under the Term Loan are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

NuStar Logistics is required to make mandatory prepayment in an amount equal to 100.0% of the proceeds received as a result of certain events, subject to certain exclusions and adjustments, such as the incurrence of additional indebtedness (excluding additional borrowings on the Revolving Credit Agreement), the issuance of equity securities and the sale of property or assets. Depending on the amount of time that has passed since the Initial Loan Funding Date, if there is a payment or prepayment (subject to certain exceptions), NuStar Logistics is required to pay, as liquidated damages and compensation for the costs of making funds available, a make-whole premium or similar amount. From the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be the sum of (i) the make-whole amount and (ii) 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. Prepayments made in connection with one or more asset sales of up to an aggregate amount of $250.0 million will be subject to a lower prepayment premium. For asset sale prepayments from the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be 5.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 3.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. There will be no premium for any prepayments of borrowings after the 30-month anniversary of the Initial Loan Funding Date.

The Term Loan contains customary covenants (including ratio requirements) regarding NuStar Energy and its subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement and also contains customary events of default.

Revolving Credit Agreement. On March 6, 2020, NuStar Logistics amended its Revolving Credit Agreement to, among other things, extend the maturity date from October 29, 2021 to October 27, 2023, reduce the total amount available for borrowing from $1.2 billion to $1.0 billion and increase the rates included in the definition of Applicable Rate contained in the Revolving Credit Agreement. On April 6, 2020, NuStar Logistics amended the Revolving Credit Agreement to allow for certain transactions related to the revenue bonds issued pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds).

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending March 31, 2020, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2020, our consolidated debt coverage ratio was 3.73x and our consolidated interest coverage ratio was 2.59x. As of March 31, 2020, we had $495.9 million available for borrowing.

In March of 2020, S&P Global Ratings changed our rating outlook from stable to negative, and back to stable in April 2020. In April of 2020, Fitch, Inc. downgraded our credit rating from BB to BB- and placed our rating on Rating Watch Negative. Also in April of 2020, Moody’s Investor Service Inc. placed our ratings under review for downgrade. Per the terms of the Revolving Credit Agreement, these changes did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. The following table reflects the current ratings and outlook that have been assigned to our debt:

	Fitch, Inc.	Moody’s Investor Service Inc.	S&P Global Ratings
Ratings	BB-	Ba2	BB-
Outlook	Rating Watch Negative	Rating Under Review	Stable

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

LOC Agreement. We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of March 31, 2020, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures for the three months ended March 31, 2020 and 2019, and the amount we expect to spend in 2020:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2020	$52,654	$3,629	$56,283
2019	$149,885	$9,544	$159,429

Expected for the year ended December 31, 2020	$ 165,000 - 195,000	$ 40,000 - 50,000

Strategic capital expenditures for the three months ended March 31, 2020 and 2019 mainly consisted of expansion projects on our Permian Crude System and Corpus Christi Crude System, as well as our Northern Mexico refined products supply projects. Reliability capital expenditures primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at the St. Eustatius terminal prior to its sale in July 2019.

For the year ended December 31, 2020, in response to the impacts from the COVID-19 pandemic and the actions of OPEC+, we have reduced our expected strategic capital expenditures by 45% from our previous expectations. We expect a significant portion of our remaining strategic capital spending to relate to completing our expansion projects on our Permian Crude System and Corpus Christi Crude System that began in 2019 and are near completion, projects to handle bio-fuels demand on the West Coast and projects to increase flexibility at our St. James and other terminals. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2020 may increase or decrease from the expected amounts noted above. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2020, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2020	$0.40	$43,730	May 11, 2020	May 15, 2020
December 31, 2019	$0.60	$65,128	February 10, 2020	February 14, 2020

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

In April 2020, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on June 15, 2020.

Debt Obligations
Our debt obligations as of March 31, 2020 are listed below:

•	Revolving Credit Agreement due October 27, 2023, with $500.0 million of borrowings outstanding as of March 31, 2020;

•
4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 6.0% senior notes due June 1, 2026 with a face value of $500.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and subordinated notes due January 15, 2043 with a face value of $402.5 million and a floating interest rate, which was 8.6% as of March 31, 2020;

•	$322.1 million in GoZone Bonds due from 2038 to 2041; and

•	Receivables Financing Agreement due September 20, 2021, with $67.8 million of borrowings outstanding as of March 31, 2020.

As discussed in the “Debt Sources of Liquidity” section above, in April 2020 we entered into the Term Loan, and we utilized the net proceeds from the initial $500.0 million loan under the Term Loan to repay outstanding borrowings under the Revolving Credit Agreement. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the Term Loan.

We expect to fund senior note maturities in 2020 and 2021 by utilizing proceeds from senior note issuances in the capital markets, borrowings under our Revolving Credit Agreement or the Term Loan we entered into in April 2020, which is defined and described in Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements.” Although the Term Loan provides us the financial flexibility to fund these maturities in the near term, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms.

The interest rates on the GoZone Bonds currently are based on a weekly tax-exempt bond market interest rate. At the option of NuStar Logistics, during any period when the bonds bear interest at a daily or weekly rate, the GoZone Bonds may be redeemed in whole or in part on any interest payment date for 100% of the outstanding principal amount plus accrued interest to the redemption date. In addition, the holders of the GoZone Bonds may periodically require that the GoZone Bonds be repurchased, in whole or in part, requiring us to remarket the bonds. Since their issuance, the GoZone Bonds have been remarketed on a regular basis and are expected to continue to be remarketed; however, if they were not, then we would be required to repurchase and hold those instruments until they are remarketed.

Management believes that, as of March 31, 2020, we are in compliance with the ratios and covenants contained in our debt instruments. A default under certain of our debt agreements would be considered an event of default under other of our debt instruments. Please refer to Notes 5 and 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Interest Rate Swaps
As of March 31, 2020 and December 31, 2019, we were a party to forward-starting interest rate swap agreements that terminate in September 2020, for the purpose of hedging interest rate risk related to a forecasted debt issuance. As of March 31, 2020, these forward-starting interest rate swaps have an aggregate notional amount of $250.0 million and a fair value of $49.0 million recorded in “Accrued liabilities” on the consolidated balance sheet. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts, and uncertainty surrounding future production decisions by oil producing nations continue to cause volatility and could significantly impact management’s estimates and assumptions. Our remaining critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In March 2020, the COVID-19 pandemic and actions taken by OPEC+ resulted in severe disruptions in the capital and commodities markets, which led to significant decline in our unit price. As a result, our equity market capitalization fell significantly. The decline in crude oil prices and demand for petroleum products also led to a decline in expected earnings from some of our goodwill reporting units. These factors and others related to COVID-19 and OPEC+ caused us to conclude there were triggering events that occurred in March that required us to perform a goodwill impairment test as of March 31, 2020.

In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit. Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, including with respect to the duration and severity of the COVID-19 pandemic, the extent of travel restrictions, business closures and other efforts to control the spread of COVID-19 in impacted areas and actions by OPEC+, and could cause a different conclusion about the fair value of our assets. If that were to occur, and we determined goodwill was impaired, the amount of impairment could be material to our results of operations.

We recognized a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Our assessment did not identify any other reporting units at risk of a goodwill impairment. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for discussion of the impairment charges and our assumptions and estimates.

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

On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020. Please refer to Note 14 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	March 31, 2020
	Expected Maturity Dates
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$450,000	$300,000	$250,000	$—	$—	$1,050,000	$2,050,000	$1,597,517
Weighted-average rate	4.8%	6.8%	4.8%	—	—	5.8%	5.6%	—
Variable-rate	$—	$67,800	$—	$500,000	$—	$724,640	$1,292,440	$1,091,096
Weighted-average rate	—	1.8%	—	3.0%	—	8.3%	5.9%	—

	December 31, 2019
	Expected Maturity Dates
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$450,000	$300,000	$250,000	$—	$—	$1,050,000	$2,050,000	$2,123,964
Weighted-average rate	4.8%	6.8%	4.8%	—	—	5.8%	5.6%	—
Variable-rate	$—	$537,200	$—	$—	$—	$767,940	$1,305,140	$1,318,037
Weighted-average rate	—	3.7%	—	—	—	5.3%	4.7%	—

The following table presents information regarding our forward-starting interest rate swap agreements:

Notional Amount			Weighted-Average Fixed Rate	Fair Value
March 31, 2020	December 31, 2019	Period of Hedge		March 31, 2020	December 31, 2019
(Thousands of Dollars)				(Thousands of Dollars)
$250,000	$250,000	09/2020 - 09/2030	2.8%	$(48,999)	$(19,169)

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)	Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

Except as set forth below, there have been no material developments with respect to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The information contained in this Item 1A updates, and should be read in conjunction with, the related information set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in addition to the other information contained in this Quarterly Report on Form 10-Q.

Our business may be materially adversely affected by the ongoing coronavirus, or COVID-19, pandemic and actions taken in response thereto.
The COVID-19 pandemic has had a severe impact on global economic activity, as government authorities have instituted stay-home orders and other measures to reduce the spread of COVID-19, and billions of people around the world have ceased their usual day-to-day activities. The scale of this decrease has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. Ongoing uncertainty surrounding the COVID-19 pandemic and its impact on demand for petroleum products and future production decisions by oil-producing nations continue to cause volatility and negatively impact global equity, debt and commodity markets.

As further described in the risk factors below, prolonged periods of reduced demand or low prices for crude oil and refined products that extend beyond the expiration of our existing throughput and deficiency agreements can lead to a significant reduction in the throughputs in our pipelines and the storage in our terminals, which could have a material adverse impact on our results of operations, cash flows and our ability to make distributions to our unitholders and service our debt. The extent of the impacts on our business and results will depend on future developments that are highly uncertain and cannot be accurately predicted, such as the duration and severity of the pandemic, the extent of travel restrictions, business closures and other efforts to reduce the spread of COVID-19 in impacted areas and future actions by OPEC+. While the COVID-19 pandemic and actions by OPEC+ did not have a significant impact on our first quarter 2020 results, other than the goodwill impairment charge we recorded for the first quarter, we expect to see some negative impact on our results of operations in the second quarter and future periods.

We may not be able to generate sufficient cash from operations to enable us to pay quarterly distributions to our unitholders.
The amount of cash that we can distribute to our unitholders each quarter principally depends upon the amount of cash we generate from our operations, based on, among other things:

•	prevailing economic conditions;

•	demand for and supply of crude oil, refined products and anhydrous ammonia;

•	volumes transported in our pipelines;

•	volumes stored in our terminals and storage facilities;

•	tariff and/or contractually determined rates and fees we charge and the revenue we realize for our services;

•	domestic and foreign governmental laws, regulations, sanctions, embargoes and taxes;

•	the effect of worldwide energy conservation measures on demand for and consumption of crude oil and refined products;

•	our operating costs;

•	the costs to comply with environmental, health, safety and security laws and regulations;

•	weather conditions; and

•	the results of our marketing, trading and hedging activities, which fluctuate depending upon the relationship between refined product prices and prices of crude oil and other feedstocks.

Furthermore, the amount of cash that we will have available for distribution depends on a number of other factors, including:

•	our debt service requirements and restrictions on distributions contained in our current or future financing agreements;

•	our capital expenditures;

•	availability of and access to equity capital and debt markets;

•	fluctuations in our working capital needs;

•	adjustments in cash reserves made by our board of directors, in its discretion; and

•	the sources of cash used to fund our acquisitions, if any.

Moreover, the total amount of cash that we have available for distribution to common unitholders is further reduced by the required distributions with respect to our preferred units.

It is possible that one or more of the factors listed above, which may be further impacted by the ongoing COVID-19 pandemic and the actions of oil producing nations, may reduce our available cash to such an extent that we could be rendered unable to pay distributions at the current level or at all in a given quarter. Cash distributions to our unitholders depend primarily upon our cash flows, including cash flows from reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items; in other words, we may be able to make cash distributions during periods in which we record net losses and may not be able to make cash distributions during periods in which we record net income.

An extended period of reduced demand for or supply of crude oil and refined products could have an adverse impact on our results of operations, cash flows and ability to make distributions to our unitholders.
Our business is ultimately dependent upon the long-term demand for and supply of the crude oil and refined products we transport in our pipelines and store in our terminals. Market prices for crude oil and refined products, including fuel oil, are subject to wide fluctuation in response to changes in global and regional supply that are beyond our control. Increases in the price of crude oil may result in a lower demand for refined products that we transport, store and market, including fuel oil, while sustained low prices may lead to reduced production in the markets served by our pipelines and storage terminals.

Any sustained decrease in demand for refined products in the markets our pipelines and terminals serve that extends beyond the expiration of our existing throughput and deficiency agreements could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and impair our ability to make distributions to our unitholders. Factors that tend to decrease market demand include:

•	a recession or other adverse economic conditions that result in lower spending by consumers on gasoline, diesel and travel;

•	events that negatively impact global economic activity, travel and demand generally, such as has occurred in response to the COVID-19 pandemic;

•	higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline;

•	an increase in aggregate automotive engine fuel economy;

•	new regulations or court decisions requiring the phase out or reduced use of gasoline-fueled vehicles;

•	the increased use of alternative fuel sources;

•	an increase in the market price of crude oil that increases refined product prices, which may reduce demand for refined products and drive demand for alternative products; and

•	a decrease in corn acres planted for ethanol, which may reduce demand for anhydrous ammonia.

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

•
macroeconomic forces affecting, or actions taken by, oil and gas producing nations that impact supply of and prices for crude oil and refined products, such as the decline in prices resulting, in part, from disputes over production levels by OPEC+;

•	a lack of drilling services or equipment available to producers to accommodate production needs; and

•	changes in laws, regulations, sanctions or taxation that directly or indirectly delay supply or production or increase the cost of production of refined products.

If we were unable to retain or replace current customers and existing contracts to maintain utilization of our pipeline and storage assets at current or more favorable rates, our revenue and cash flows could be reduced to levels that could adversely affect our ability to make quarterly distributions to our unitholders.
Our revenue and cash flows are generated primarily from our customers’ payments of fees under throughput contracts and storage agreements. Failure to renew or enter into new contracts or our customers’ material reduction of utilization under existing contracts results from many factors, including:

•	sustained low crude oil prices;

•	a material decrease in the supply or price of crude oil;

•	a material decrease in demand for refined products in the markets served by our pipelines and terminals;

•	political, social or economic instability in the U.S. or another country that has a detrimental impact on customers based there and our ability to conduct our operations;

•	competition for customers from companies with comparable assets and capabilities;

•	scheduled turnarounds or unscheduled maintenance at refineries we serve;

•	operational problems or catastrophic events affecting our assets or customers we serve;

•	environmental or regulatory proceedings or other litigation that compel the cessation of all or a portion of the operations of our assets or those of the customers we serve;

•	increasingly stringent environmental, health, safety and security regulations;

•
a decision by our current customers to redirect refined products transported in our pipelines to markets not served by our pipelines or to transport crude oil or refined products by means other than our pipelines; or

•	a decision by our current customers to shut down, limit operations of or sell one or more of the refineries we serve to a purchaser that elects not to use our pipelines and terminals.

Depending on conditions in the credit and capital markets at a given time, we may not be able to obtain funding on acceptable terms or at all, which may hinder or prevent us from meeting our future capital needs, satisfying our debt obligations, or making quarterly distributions to our unitholders.
From time to time, the domestic and global financial markets and economic conditions are volatile and disrupted by a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions, uncertainty in the market and negative sentiment toward energy-related companies generally, or master limited partnerships specifically. For example, due to the ongoing COVID-19 pandemic and actions by OPEC+, global financial markets have experienced significant volatility and steep declines, which volatility and downturn are expected to continue during the pendency of the pandemic. Credit markets and the debt and equity capital markets have been distressed and the uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide, particularly for the energy industry, which has been detrimentally affected by reduced crude oil prices. In addition, there are fewer investors and lenders for master limited partnership debt and equity capital market issuances than there are for corporate issuances. As a result, the cost of raising capital in the debt and equity capital markets has increased substantially, the availability of funds from these markets has diminished and lenders may refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers.

As of March 31, 2020, we had $3.4 billion of consolidated debt, of which $750.0 million matures within the next 12 months and is comprised of $450.0 million of our 4.80% senior notes due September 1, 2020 and $300.0 million of our 6.75% senior notes due February 1, 2021. Although our term loan credit agreement provides us the financial flexibility to fund these maturities in the near term, in light of the current poor market conditions, we cannot be certain that we will be able to further refinance our maturing debt for longer terms or that any such new long-term financing or funding will be available on acceptable terms. In addition, the holders of revenue bonds issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (the GoZone Bonds) for the development of our St. James terminal may periodically require that the Go Zone Bonds be repurchased. Since their issuance, the GoZone Bonds have been remarketed on a regular basis and are expected to continue to be remarketed; however, if they were not, then we would be required to repurchase and hold those instruments until they are remarketed.

In general, if funding is not available when needed, or is available only on unfavorable terms, we may be unable to execute our growth strategy, complete future acquisitions or construction projects or take advantage of other business opportunities and may be required to reduce investments or capital expenditures or sell assets, which could have a material adverse effect on our revenues and results of operations, and we may not be able to satisfy our debt obligations or pay distributions to our unitholders.

Our future financial and operating flexibility may be adversely affected by our significant leverage, any future downgrades of our credit ratings, restrictions in our debt agreements and conditions in the financial markets.
As of March 31, 2020, our consolidated debt was $3.4 billion, and we have the ability to incur more debt. In addition to any potential direct financial impact of our debt, it is possible that any material increase to our debt or other adverse financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades, increased costs or inability for us to access the capital markets and an increase in interest rates on amounts borrowed under our revolving credit agreement.

Our revolving credit agreement and our term loan credit agreement contain restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, those agreements generally limit us to a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in the revolving credit agreement) not to exceed 5.00-to-1.00 and require us to maintain a minimum consolidated interest coverage ratio (as defined in the revolving credit agreement) of at least 1.75-to-1.00. Failure to comply with any of the restrictive covenants or the maximum consolidated debt coverage ratio or minimum consolidated interest coverage ratio requirements would constitute an event of default and could result in acceleration of our obligations under those debt agreements and possibly other agreements. The letter of credit agreements supporting our GoZone Bonds contain comparable covenants and ratios, and future financing agreements we may enter into may contain similar or more restrictive covenants and ratio requirements than those we have negotiated for our current financing agreements. Our accounts receivable securitization program also contains various customary affirmative and negative covenants and default, indemnification and termination provisions, and the related receivables financing agreement provides for acceleration of amounts owed upon the occurrence of certain specified events.

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

Our ability to service our debt will depend on, among other things, our future financial and operating performance and our ability to access the capital markets, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our indebtedness and we are unable to access the capital markets or otherwise refinance our indebtedness, we may be required to reduce our distributions, reduce or delay our business activities, investments or capital expenditures, sell assets or issue additional equity, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders, as well as the trading price of our units.

Changes in interest rates could adversely affect our business and the trading price of our units.
We have significant exposure to increases in interest rates through variable rate provisions in certain of our debt instruments and our Series A, B and C preferred units. At March 31, 2020, we had approximately $3.4 billion of consolidated debt, of which $2.1 billion was at fixed interest rates and $1.3 billion was at variable interest rates. Additionally, at March 31, 2020, the aggregate notional amount of our interest rate swap arrangements was $250.0 million, which expire in September 2020 and expose us to increased risk of financial loss as interest rates decline. In addition, the distribution rates on our Series A, B and C preferred units convert from fixed rates to floating rates, beginning in December 2021, June 2022 and December 2022, respectively. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

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
Our ability to maintain and grow our distributions to unitholders depends on the growth of our existing businesses and strategic acquisitions. Decisions regarding new growth projects rely on numerous estimates, including, among other factors, the ability to secure a commitment from a customer that sufficiently exceeds our cost of capital to justify the project cost, predictions of future demand for our services, future supply shifts, crude oil production estimates, commodity price environments, economic conditions, both domestic and foreign, and potential changes in the financial condition of our customers. Our predictions of such factors could cause us to forego certain investments and to lose opportunities to competitors who make investments based on different predictions or have greater access to financial resources. In addition, current market conditions have caused us to reevaluate the estimates underlying certain planned projects and delay the timing of certain projects until conditions improve. If we are unable to acquire new assets, develop and execute expansion projects, implement business development opportunities and finance such activities on economically acceptable terms, our future growth will be limited, which could have a significant adverse impact on our results of operations and cash flows and, accordingly, result in reduced distributions over time.

Failure to complete capital projects as planned adversely affects our financial condition, results of operations and cash flows.
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

Although we have reduced our expected 2020 capital expenditures significantly in light of current market conditions, and we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) adversely affect our ability to achieve forecasted operating results. Delays or cost increases arise as a result of many factors that are beyond our control, including:

•	adverse economic conditions;

•	market-related increases in a project’s debt or equity financing costs;

•
severe adverse weather conditions, natural disasters or other events (such as hurricanes, equipment malfunctions, explosions, fires, spills or public health events) affecting our facilities or employees, or those of vendors and suppliers;

•	non-performance or delay by, or disputes with, counterparties, vendors, suppliers, contractors or sub-contractors involved with a project;

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	delay or increased costs to obtain right-of-way or other property rights;

•	delays or failures by third parties to complete related projects;

•	protests and other activist interference with planned or in-process projects;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials; or

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages.

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
We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors. Our competitors include major energy and chemical companies, some of which have greater financial resources, more pipelines or storage terminals, greater capacity pipelines or storage terminals and greater access to supply than we do. Certain of our competitors also have advantages in competing for acquisitions or other new business opportunities because of their financial resources and synergies in operations. As a consequence of increased competition in the industry or market conditions, some customers are and others may be in the future reluctant to renew or enter into long-term contracts or contracts that provide for minimum throughput amounts. Our inability to renew or replace a significant portion of our current contracts as they expire, to enter into contracts for newly acquired, constructed or expanded assets and to respond appropriately to changing market conditions would have a negative effect on our revenue, cash flows and ability to make quarterly distributions to our unitholders.

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

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, vendors or derivative counterparties reduces our revenues and increases our expenses, and any significant level of nonpayment and nonperformance could have a negative impact on our ability to conduct our business, operating results, cash flows and our ability to service our debt obligations and make distributions to our unitholders.
Weak economic conditions and widespread financial stress has reduced and may continue to reduce the liquidity of our customers, vendors or counterparties, making it more difficult for them to meet their obligations to us. We are therefore subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. Financial problems encountered by our customers limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In addition, nonperformance by vendors or their subcontractors, who have committed to provide us with critical products or services, increases our costs and could result in significant disruptions or interfere with our ability to successfully conduct our business. Furthermore, nonpayment by the counterparties to any of our outstanding derivatives could expose us to additional interest rate or commodity price risk. Although we attempt to mitigate our risk through warehouseman’s liens and other security protections, we may not always be able to enforce such liens and protections due to competing claims from other parties. Any substantial increase in the nonpayment and nonperformance by our customers, vendors or counterparties or our inability to enforce our warehouseman’s liens and other security protections could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.

We could be subject to damages or lose customers due to failure to maintain certain quality specifications or other claims related to the operation of our assets and the services we provide to our customers.
Certain of the products we store and transport are produced to precise customer specifications. If the quality and purity of the products we receive are not maintained and/or a product fails to perform in a manner consistent with the quality specifications required by our customers, customers have sought, and could in the future seek, replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. We also have faced, and could in the future face, other claims by our customers if our assets do not operate as expected by our customers or our services otherwise do not meet our customers’ expectations. Successful claims or a series of claims against us result in unforeseen expenditures and could result in the loss of one or more customers.

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

Despite our security measures, we could suffer a serious cybersecurity incident due to attacks from a variety of external threat actors, internal employee error or malfeasance, or even cybersecurity incidents suffered by our service providers or other vendors or customers. In addition, in connection with COVID-19 precautions, a large number of our employees and those of our service providers, vendors and customers are working from home, where their cybersecurity protections may be less robust and our cybersecurity procedures and safeguards may be less effective. Moreover, certain cybersecurity incidents, such as surveillance, may remain undetected for an extended period of time. A significant failure, compromise, breach or interruption in our systems could result in a disruption of our operations, damage to our assets or the environment, safety incidents, damage to our reputation, loss of customers or revenues, increased costs for remedial actions and potential litigation or regulatory fines. If any such failure, interruption or similar event results in the loss or improper disclosure of information maintained in our systems and networks or those of our vendors, including personnel, customer and vendor information, we could also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy. Our financial results could also be adversely affected if our systems are breached or an employee, vendor or customer causes our systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our systems.

In recent years, there has been a rise in the number of cyberattacks generally, by both state-sponsored and criminal organizations and, as a result, the risks associated with such an event continue to increase. In addition, new laws and regulations governing data privacy and protection pose increasingly complex compliance challenges. Although we believe that we have robust cybersecurity procedures and other safeguards in place, we cannot guarantee their effectiveness, and a significant failure, compromise, breach or interruption in our systems could have a material effect on our operations and those of our customers and vendors. As threats continue to evolve and cybersecurity, data protection laws and regulations continue to develop, we spend and expect to continue spending additional resources to continue to enhance our cybersecurity, data protection, business continuity and incident response measures and to investigate and remediate any vulnerabilities to or consequences of cyber incidents.

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
A portion of our revenues are generated from our assets located in Canada and northern Mexico. Our operations in both locations are subject to various risks unique to each country in which we operate that could have a material adverse effect on our business, results of operations and financial condition. With respect to any particular country, these risks may include political and economic instability, including: civil unrest, war and other armed conflict; inflation; and currency fluctuations, devaluation and conversion restrictions. We are also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on us; limit or disrupt markets for our operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict our ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Our operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and other foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.

We also have assets in, or have customers based in, certain developing markets, such as Mexico, and the nature of these markets presents a number of risks. In addition, due to the unsettled political conditions in many oil producing countries, our operations may be subject to the adverse consequences of war, civil unrest, strikes, currency controls and governmental actions. Deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels, in a country or region in which we do business, or affecting a customer with whom we do business, as well as difficulties in staffing and managing foreign operations, may adversely affect our operations or financial results.

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
We depend on the continued efforts of our executive officers and other key personnel. Our ability to hire, train and retain qualified personnel continues to be important and could become more challenging in competitive energy industry market conditions. In regions that have experienced rapid growth, such as the Permian Basin, and at times when general industry conditions are good, the competition for experienced operational and field technicians increases as other energy and midstream companies’ needs for the same personnel increases. Our ability to continue our current level of service to our customers could be adversely impacted if we are unable to successfully hire, train and retain these important personnel.

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

Passage of climate change or fuels legislation or other regulatory initiatives in fuel efficiency, fuel additives, renewable fuels and other areas in which we conduct business results in changes to the demand for the products we store, transport and sell, and could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas or other emissions, pay any taxes related to our greenhouse gas or other emissions or administer and manage emissions programs.

In addition, certain of our blending operations result in requirements to purchase renewable energy credits. Even though we attempt to mitigate such lost revenues or increased costs through the contracts we sign with our customers, we may be unable to recover those revenues or mitigate the increased costs, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the Federal Energy Regulatory Commission (FERC) or other regulators and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate change legislation or other regulatory initiatives could have adverse effects on our business, financial position, results of operations and prospects.

Finally, increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations, especially those located in coastal regions.

Our operations are subject to federal, state and local laws and regulations, in the U.S. and in the other countries in which we operate, relating to environmental, health, safety and security that require us to make substantial expenditures.
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

Legislative action and regulatory initiatives have resulted in, and could in the future result in, changes to operating permits, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport and/or decreased demand for products we handle. Future impacts cannot be assessed with certainty at this time. Required expenditures to modify operations or install pollution control equipment or release prevention and containment systems could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services.

We own or lease a number of properties that were used to transport, store or distribute products for many years before we acquired them; therefore, such properties were operated by third parties whose handling, disposal or release of products and wastes was not under our control. Environmental laws and regulations could impose obligations to conduct assessment or remediation efforts at our facilities, third-party sites where we take wastes for disposal, or where wastes have migrated. Environmental laws and regulations also impose joint and several liability on us for the conduct of third parties or for actions that complied with applicable requirements when taken, regardless of negligence or fault. If we were to incur a significant liability pursuant to environmental, health, safety or security laws or regulations, such a liability could have a material adverse effect on our financial position.

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

The rates that we may charge on our interstate ammonia pipeline are subject to regulation by the Surface Transportation Board (STB).
The Ammonia Pipeline is subject to regulation by the STB, which is part of the Department of Transportation. The Ammonia Pipeline’s rates, rules and practices related to the interstate transportation of anhydrous ammonia must be reasonable and, in providing interstate transportation, our Ammonia Pipeline may not subject a shipper to unreasonable discrimination.

Increases in natural gas and power prices could adversely affect our operating expenses and our ability to make distributions to our unitholders.
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2019, our power costs equaled approximately $53.0 million, or 13.0% of our operating expenses for the year. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies that primarily use natural gas to generate electricity. Accordingly, our power costs typically fluctuate with natural gas prices, which prices have been at relatively low levels during the past five years, and increases in natural gas prices may cause our power costs to increase further. If natural gas prices increase, our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

We may be adversely affected by changes in the method of determining the London Interbank Offering Rate (LIBOR) or the replacement of LIBOR with an alternative reference rate.
As of March 31, 2020, we had approximately $1.3 billion of variable-rate indebtedness, $1.0 billion of which uses LIBOR as a benchmark for establishing the interest rate. In addition, the distribution rates on our Series A, B and C preferred units convert from fixed rates to floating rates based on LIBOR, beginning in December 2021, June 2022 and December 2022, respectively. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021, and it is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the next couple of years. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable-rate indebtedness, our Series A, B and C preferred units and other commercial arrangements tied to LIBOR. In addition, we have incurred and expect to incur further expenses during the next couple of years to renegotiate or clarify the rate provisions in certain of our variable-rate arrangements to affect the transition away from LIBOR-based rates and implement replacement indices, as necessary, but may not be able to do so on terms favorable to us. Furthermore, uncertainty regarding the continued use and reliability of LIBOR as a benchmark rate and uncertainty regarding its replacement could disrupt the financial markets or adversely affect the value of our arrangements tied to LIBOR.

An impairment of goodwill or long-lived assets could reduce our earnings.
We recorded $0.8 billion of goodwill and $4.8 billion of long-lived assets, including property, plant and equipment, net and intangible assets, net, as of March 31, 2020. U.S. generally accepted accounting principles requires us to test both goodwill and long-lived assets for impairment when events or circumstances occur indicating that either goodwill or long-lived assets might be impaired and, in the case of goodwill, at least annually. Charges to impair our goodwill or our long-lived assets reduce earnings and partners’ capital. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business, which could cause us to record an impairment charge to reduce the value of goodwill. For example, as a result of the effects of the COVID-19 pandemic, combined with actions by OPEC+, which led to a decline in our unit price and market capitalization, we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Similarly, any event or change in circumstances that causes the carrying value of our long-lived assets to no longer be recoverable may require us to record an impairment charge to reduce the value of our long-lived assets.

Our purchase and sale of petroleum products exposes us to trading losses and hedging losses, and non-compliance with our risk management policies could result in significant financial losses.
Our marketing and trading of petroleum products exposes us to commodity price volatility risk for the purchase and sale of petroleum products, including distillates and fuel oil, which we attempt to mitigate through hedging. However, our hedging arrangements also limit our potential gains and expose us to basis risk and requirements to post cash collateral. We also are exposed to inventory and financial liquidity risk due to the inability to trade certain products or rising costs of carrying some inventories. Further, our marketing and trading activities, including any hedging activities, cause volatility in our earnings, and we are exposed to credit risk in the event of non-performance by counterparties.

Our risk management policies do not eliminate all price risk since open trading positions expose us to price volatility, and there is a risk that our risk management policies will not be complied with. Although we have designed procedures to anticipate and detect non-compliance, we cannot assure you that these steps will detect and prevent all violations of our trading policies and procedures, particularly if deception and other intentional misconduct are involved.

Unitholders will be required to pay taxes on their share of our taxable income even if they do not receive cash distributions from us.
Unitholders will be required to pay federal income taxes and, in some cases, state and local income taxes on their respective share of our taxable income, whether or not the unitholders receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase. Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Unitholders may not receive cash distributions from us equal to their respective share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.

Item 6.	Exhibits

Exhibit Number	Description

10.01
Seventh Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of March 6, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 6, 2020 (File No. 001-16417))

10.02
Eighth Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 6, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 7, 2020 (File No. 001-16417))

*10.03
Twelfth Amendment to Letter of Credit Agreement, dated as of April 16, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent

10.04
Term Loan Credit Agreement, dated as of April 19, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto, and Oaktree Fund Administration, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 21, 2020 (File No. 001-16417))

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
May 8, 2020

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 8, 2020

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 8, 2020