Form 10-Q
period 2020-06-30
NuStar Energy L.P.
filed 2020-08-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of common units outstanding as of July 31, 2020 was 109,195,333.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,278	$16,192
Accounts receivable, net	122,623	152,530
Inventories	8,202	12,393
Prepaid and other current assets	30,606	21,933
Total current assets	178,709	203,048
Property, plant and equipment, at cost	6,269,183	6,187,144
Accumulated depreciation and amortization	(2,178,531)	(2,068,165)
Property, plant and equipment, net	4,090,652	4,118,979
Intangible assets, net	655,920	681,632
Goodwill	780,853	1,005,853
Other long-term assets, net	130,064	176,480
Total assets	$5,836,198	$6,185,992
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$77,457	$109,834
Short-term debt and current portion of finance leases	4,613	10,046
Current portion of long-term debt	—	452,367
Accrued interest payable	37,748	37,925
Accrued liabilities	52,647	104,285
Taxes other than income tax	13,830	12,781
Income tax payable	2,075	4,325
Total current liabilities	188,370	731,563
Long-term debt, less current portion	3,429,160	2,934,918
Deferred income tax liability	11,268	12,427
Other long-term liabilities	152,541	148,939
Total liabilities	3,781,339	3,827,847

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of June 30, 2020 and December 31, 2019) (Note 8)	591,895	581,935

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of June 30, 2020 and December 31, 2019)	218,307	218,307
Series B (15,400,000 units outstanding as of June 30, 2020 and December 31, 2019)	371,476	371,476
Series C (6,900,000 units outstanding as of June 30, 2020 and December 31, 2019)	166,518	166,518
Common limited partners (109,195,278 and 108,527,806 common units outstanding as of June 30, 2020 and December 31, 2019, respectively)	808,118	1,087,805
Accumulated other comprehensive loss	(101,455)	(67,896)
Total partners’ equity	1,462,964	1,776,210
Total liabilities, mezzanine equity and partners’ equity	$5,836,198	$6,185,992
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$284,151	$282,472	$600,897	$541,499
Product sales	55,389	89,973	131,434	178,772
Total revenues	339,540	372,445	732,331	720,271
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	101,078	101,095	201,260	196,506
Depreciation and amortization expense	69,214	64,991	137,275	129,809
Total costs associated with service revenues	170,292	166,086	338,535	326,315
Cost of product sales	50,676	86,389	118,126	172,571
Goodwill impairment loss	—	—	225,000	—
General and administrative expenses (excluding depreciation and amortization expense)	23,700	24,868	46,671	50,559
Other depreciation and amortization expense	2,171	1,819	4,357	3,938
Total costs and expenses	246,839	279,162	732,689	553,383
Operating income (loss)	92,701	93,283	(358)	166,888
Interest expense, net	(59,499)	(45,693)	(106,993)	(89,984)
Other (expense) income, net	(1,626)	621	(8,115)	1,412
Income (loss) from continuing operations before income tax expense	31,576	48,211	(115,466)	78,316
Income tax expense	1,810	1,296	2,409	2,478
Income (loss) from continuing operations	29,766	46,915	(117,875)	75,838
Loss from discontinued operations, net of tax	—	(964)	—	(307,750)
Net income (loss)	$29,766	$45,951	$(117,875)	$(231,912)

Basic net (loss) income per common unit:
Continuing operations	$(0.06)	$0.11	$(1.74)	$0.05
Discontinued operations	—	(0.01)	—	(2.86)
Total (Note 10)	$(0.06)	$0.10	$(1.74)	$(2.81)

Basic weighted-average common units outstanding	109,194,722	107,763,016	109,046,061	107,647,957

Comprehensive income (loss)	$32,520	$37,992	$(151,434)	$(244,697)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(117,875)	$(231,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	141,632	142,283
Amortization of unit-based compensation	5,193	5,774
Amortization of debt related items	3,976	2,643
Gain from sale or disposition of assets	(800)	(1,300)
Asset and goodwill impairment losses	225,000	336,838
Changes in current assets and current liabilities (Note 11)	(6,174)	(36,229)
Decrease in other long-term assets	5,980	15,190
Increase in other long-term liabilities	3,601	9,157
Other, net	9,908	(1,550)
Net cash provided by operating activities	270,441	240,894
Cash Flows from Investing Activities:
Capital expenditures	(96,358)	(319,961)
Change in accounts payable related to capital expenditures	(15,509)	16,144
Proceeds from sale or disposition of assets	5,787	143
Net cash used in investing activities	(106,080)	(303,674)
Cash Flows from Financing Activities:
Proceeds from Term Loan, net of discount and issuance costs	463,051	—
Proceeds from note offering, net of issuance costs	—	491,665
Proceeds from other long-term debt borrowings	326,984	415,800
Proceeds from short-term debt borrowings	52,000	178,500
Long-term debt repayments	(704,715)	(616,800)
Short-term debt repayments	(57,500)	(191,000)
Distributions to preferred unitholders	(60,846)	(60,846)
Distributions to common unitholders	(108,846)	(129,025)
Payments for termination of interest rate swaps	(49,225)	—
Payment of tax withholding for unit-based compensation	(8,820)	(6,368)
Decrease in cash book overdrafts	(1,359)	(4,718)
Other, net	(13,043)	(3,451)
Net cash (used in) provided by financing activities	(162,319)	73,757
Effect of foreign exchange rate changes on cash	(945)	261
Net increase in cash, cash equivalents and restricted cash	1,097	11,238
Cash, cash equivalents and restricted cash as of the beginning of the period	24,980	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$26,077	$24,882
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended June 30, 2020 and 2019
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of March 31, 2020	$756,301	$855,722	$(104,209)	$1,507,814	$586,837	$2,094,651
Net income (loss)	16,033	(918)	—	15,115	14,651	29,766
Other comprehensive income	—	—	2,754	2,754	—	2,754
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.40 per unit)	—	(43,677)	—	(43,677)	—	(43,677)
Series D preferred	—	—	—	—	(14,651)	(14,651)
Unit-based compensation	—	2,056	—	2,056	—	2,056
Series D preferred unit accretion	—	(5,064)	—	(5,064)	5,064	—
Other	—	(1)	—	(1)	(6)	(7)
Balance as of June 30, 2020	$756,301	$808,118	$(101,455)	$1,462,964	$591,895	$2,054,859

Balance as of March 31, 2019	$756,301	$1,192,080	$(59,704)	$1,888,677	$568,293	$2,456,970
Net income	16,033	15,528	—	31,561	14,390	45,951
Other comprehensive loss	—	—	(7,959)	(7,959)	—	(7,959)
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit)	—	(64,658)	—	(64,658)	—	(64,658)
Series D preferred	—	—	—	—	(14,390)	(14,390)
Unit-based compensation	—	2,146	—	2,146	—	2,146
Series D Preferred Unit accretion	—	(4,446)	—	(4,446)	4,446	—
Other	—	15	—	15	(142)	(127)
Balance as of June 30, 2019	$756,301	$1,140,665	$(67,663)	$1,829,303	$572,597	$2,401,900

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Six Months Ended June 30, 2020 and 2019
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	32,066	(178,982)	—	(146,916)	29,041	(117,875)
Other comprehensive loss	—	—	(33,559)	(33,559)	—	(33,559)
Distributions to partners:
Series A, B and C preferred	(32,066)	—	—	(32,066)	—	(32,066)
Common ($1.00 per unit)	—	(108,846)	—	(108,846)	—	(108,846)
Series D preferred	—	—	—	—	(29,041)	(29,041)
Unit-based compensation	—	18,107	—	18,107	—	18,107
Series D preferred unit accretion	—	(9,966)	—	(9,966)	9,966	—
Other	—	—	—	—	(6)	(6)
Balance as of June 30, 2020	$756,301	$808,118	$(101,455)	$1,462,964	$591,895	$2,054,859

Balance as of January 1, 2019	$756,301	$1,556,308	$(54,878)	$2,257,731	$563,992	$2,821,723
Net income (loss)	32,066	(292,758)	—	(260,692)	28,780	(231,912)
Other comprehensive loss	—	—	(12,785)	(12,785)	—	(12,785)
Distributions to partners:
Series A, B and C preferred	(32,066)	—	—	(32,066)	—	(32,066)
Common ($1.20 per unit)	—	(129,025)	—	(129,025)	—	(129,025)
Series D preferred	—	—	—	—	(28,780)	(28,780)
Unit-based compensation	—	15,686	—	15,686	—	15,686
Series D Preferred Unit accretion	—	(8,748)	—	(8,748)	8,748	—
Other	—	(798)	—	(798)	(143)	(941)
Balance as of June 30, 2019	$756,301	$1,140,665	$(67,663)	$1,829,303	$572,597	$2,401,900
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

Recent Developments
Term Loan Credit Agreement. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020, leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021, in one or more draws, subject to certain conditions. Please refer to Note 5 for further discussion.

COVID-19 and OPEC+ Actions. The coronavirus, or COVID-19, which was first identified in North America during the first quarter of 2020, has had a severe negative impact on economic activity, as government authorities have instituted stay-home orders, business closures and other measures to reduce the spread of the virus, and people around the world ceased or altered their usual day-to-day activities. The scale of this decrease in economic activity has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. In the second quarter, crude oil prices stabilized somewhat but remained low compared to recent years.

The effects of the COVID-19 pandemic, combined with actions by OPEC+, led to a decline in our unit price and market capitalization in March 2020, and we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Please refer to Note 3 for additional information.

In the second quarter of 2020, the COVID-19 pandemic and actions by OPEC+ had a negative impact on our results of operations. Uncertainty regarding the duration, severity and lingering impact on economic activity from the COVID-19 pandemic and future production decisions by OPEC+ will continue to affect demand for services provided by our operations.

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. The property damage was isolated, and in the fourth quarter of 2019, we incurred losses of $5.4 million, which represent the aggregate amount of our deductibles under various insurance policies. For the six months ended June 30, 2020, we received insurance proceeds of $25.0 million. Gains from business interruption insurance of $3.1 million are included in “Operating expenses” in the condensed consolidated statement of comprehensive loss for the six months ended June 30, 2020. Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs in excess of the insurance deductibles.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the second quarter of 2019, we determined the St. Eustatius terminal and bunkering operations sold on July 29, 2019 met the requirements to be reported as discontinued operations, and as a result, we reclassified certain revenues and expenses to discontinued operations for all applicable periods presented, as further discussed in Note 3.

2. NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify the accounting for convertible instruments by eliminating certain accounting models for convertible debt instruments and convertible preferred stock. In addition, the guidance amends the derivatives scope exception for contracts in an entity’s own equity, the disclosure requirements for convertible instruments, and certain earnings-per-unit guidance. The guidance is effective for annual periods beginning after December 15, 2021, and early adoption is permitted for annual periods beginning after December 31, 2020. Amendments may be applied using either a modified retrospective approach or a fully retrospective approach. We are currently assessing the impact of this amended guidance on our financial position, results of operations and disclosures and are also evaluating whether we will adopt these provisions early. We plan to provide additional information about the expected impact at a future date.

Reference Rate Reform
In March 2020, the FASB issued guidance intended to provide relief to companies impacted by reference rate reform. The amended guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective as of March 12, 2020 through December 31, 2022. We adopted the guidance on the effective date on a prospective basis. The guidance did not have an impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts and hedging relationships entered into or modified on or before December 31, 2022.

Financial Disclosures about Guarantors and Issuers of Guaranteed Securities
In March 2020, the Securities and Exchange Commission (SEC) issued final rules regarding presentation of financial information for guarantor subsidiaries. The final rules reduce the number of periods for which guarantor financial information is required and allow presentation of summarized financial information in lieu of separate financial statements. The guidance is effective for fiscal periods ending after January 4, 2021, with early adoption permitted. We continue to evaluate these requirements, including whether we will adopt these provisions early, but expect the guidance will reduce our disclosures related to guarantor financial information.

Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued amended guidance that simplifies the accounting for income taxes, including enacted changes in tax laws in interim periods. The guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. These provisions should be applied retrospectively, prospectively, or on a modified retrospective basis depending on the area affected by the amended guidance. We plan on adopting the amended guidance on January 1, 2021 and do not expect this amended guidance to have a material impact on our financial position, results of operations or disclosures.

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

Disclosures for Defined Benefit Plans
In August 2018, the FASB issued amended guidance that makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. The guidance is effective for annual periods beginning after December 15, 2020, with early adoption permitted, using a retrospective approach. We continue to evaluate these provisions, including whether we will adopt these provisions early, but we do not expect the guidance to have a material impact on our disclosures.

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

Through the filing date of this report, we did not identify any factors to warrant an evaluation of the recoverability of the carrying value of our long-lived assets or goodwill as of June 30, 2020. However, in the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets and goodwill, which could result in further impairment charges that could be material to our results of operations.

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

The impairment charges are included in “Loss from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Discontinued Operations
The following is a reconciliation of the major classes of line items included in “Loss from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive income (loss):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Thousands of Dollars)
Revenues	$92,837	$231,480
Costs and expenses:
Cost of revenues	86,278	202,880
Impairment losses	8,398	336,838
General and administrative expenses (excluding depreciation and amortization expense)	305	610
Total costs and expenses	94,981	540,328
Operating loss	(2,144)	(308,848)
Interest income, net	9	32
Other income, net	1,171	1,167
Loss from discontinued operations before income tax expense	(964)	(307,649)
Income tax expense	—	101
Loss from discontinued operations, net of tax	$(964)	$(307,750)

The consolidated statement of cash flows has not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

Six Months Ended June 30, 2019
(Thousands of Dollars)
Capital expenditures	$(23,635)

Significant noncash operating activities:
Depreciation and amortization expense	$8,536
Asset impairment losses	$305,715
Goodwill impairment loss	$31,123

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2020		2019
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balance as of January 1:
Current portion	$2,140	$(21,083)	$2,066	$(21,579)
Noncurrent portion	1,003	(40,289)	539	(38,945)
Held for sale	—	—	—	(25,357)
Total	3,143	(61,372)	2,605	(85,881)

Activity:
Additions	2,670	(34,156)	2,674	(24,537)
Transfer to accounts receivable	(2,258)	—	(2,638)	—
Transfer to revenues, including amounts reported in discontinued operations	(125)	29,848	—	46,757
Total	287	(4,308)	36	22,220

Balance as of June 30:
Current portion	2,218	(20,235)	1,483	(23,688)
Noncurrent portion	1,212	(45,445)	1,158	(39,973)
Total	$3,430	$(65,680)	$2,641	$(63,661)

As previously discussed in Note 3, the inclusion of PDVSA on the SDN List prevented us from providing services to PDVSA unless the sanctions were lifted or otherwise modified. As a result, in the first quarter of 2019 we accelerated the recognition of revenue totaling $16.3 million, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of June 30, 2020 (in thousands of dollars):

2020 (remaining)	$303,381
2021	447,265
2022	350,120
2023	259,775
2024	189,709
Thereafter	279,738
Total	$1,829,988

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer service contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$79,110	$77,293	$170,832	$145,771
Refined products and ammonia pipelines (excluding lessor revenues)	86,173	92,534	189,307	177,640
Total pipeline segment revenues from contracts with customers	165,283	169,827	360,139	323,411
Lessor revenues	825	2,666	1,650	5,333
Total pipeline segment revenues	166,108	172,493	361,789	328,744

Storage segment:
Throughput terminals	32,199	23,170	70,922	44,856
Storage terminals (excluding lessor revenues)	76,880	77,039	151,046	148,660
Total storage segment revenues from contracts with customers	109,079	100,209	221,968	193,516
Lessor revenues	10,328	10,194	20,656	20,387
Total storage segment revenues	119,407	110,403	242,624	213,903

Fuels marketing segment:
Revenues from contracts with customers	54,025	89,549	127,927	177,628

Consolidation and intersegment eliminations	—	—	(9)	(4)

Total revenues	$339,540	$372,445	$732,331	$720,271

5. DEBT

Term Loan Credit Agreement
On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders. The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020 (the Initial Loan Funding Date), leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021, in one or more draws, subject to certain conditions. We utilized the proceeds from the Initial Loan, net of the original issue discount of $22.5 million (3.0% of the total commitment) and issuance costs of $14.4 million, to repay outstanding borrowings under our Revolving Credit Agreement, as defined below. The Term Loan also bolsters our liquidity to address our senior note maturities in 2020 and early 2021.

Outstanding borrowings bear interest at an aggregate rate of 12.0% per annum. Additionally, NuStar Logistics will pay a commitment fee in the amount of 5.0% per annum on the average daily undrawn amount. The obligations under the Term Loan are guaranteed by NuStar Energy and NuPOP.

NuStar Logistics is required to make mandatory prepayment in an amount equal to 100.0% of the proceeds received as a result of certain events, subject to certain exclusions and adjustments, such as the incurrence of additional indebtedness (excluding additional borrowings under the Revolving Credit Agreement) and the issuance of equity securities, and is required to offer to make such a prepayment with respect to the sale of property or assets. Depending on the amount of time that has passed since the Initial Loan Funding Date, if there is a payment or prepayment (subject to certain exceptions), NuStar Logistics is required to pay, as liquidated damages and compensation for the costs of making funds available, a make-whole premium or similar

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
amount. From the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be the sum of (i) the make-whole amount and (ii) 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. Prepayments accepted in connection with one or more asset sales of up to an aggregate amount of $250.0 million will be subject to a lower prepayment premium. For such asset sale prepayments from the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be 5.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 3.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. There will be no premium for any prepayments of borrowings after the 30-month anniversary of the Initial Loan Funding Date.

The Term Loan contains customary covenants (including ratio requirements) regarding NuStar Energy and its subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement and also contains customary events of default.

Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued Revenue Bonds Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansions pursuant to the Gulf Opportunity Zone Act of 2005 (collectively, GoZone Bonds) for an aggregate $365.4 million. Following the issuances, the proceeds were deposited with a trustee and were disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal expansions. On March 4, 2020, NuStar Logistics repaid $43.3 million of GoZone Bonds with unused funds, which had been held in trust. NuStar Logistics is obligated to make payments in amounts sufficient to pay the principal of, premium, if any, interest and certain other payments on, the GoZone Bonds.

On June 3, 2020, NuStar Logistics completed the reoffering and conversion of the GoZone Bonds through supplements to the original indentures governing the GoZone Bonds and supplements to the original agreements between NuStar Logistics and the Parish of St. James, which, among other things, converted the interest rate from a weekly rate to a long-term rate. In connection with the reoffering and conversion, we terminated the letters of credit previously issued by various individual banks on our behalf to support the payments required in connection with the GoZone Bonds, and NuStar Energy and NuPOP guaranteed NuStar Logistics’ obligations with respect to the GoZone Bonds. We did not receive any proceeds from the reoffering, and the reoffering did not increase our outstanding debt.
The following table summarizes the GoZone Bonds outstanding as of June 30, 2020:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Maturity Date
		(Thousands of Dollars)
Series 2008	June 26, 2008	$55,440	6.10%	June 1, 2030	June 1, 2038
Series 2010	July 15, 2010	100,000	6.35%	n/a	July 1, 2040
Series 2010A	October 7, 2010	43,300	6.35%	n/a	October 1, 2040
Series 2010B	December 29, 2010	48,400	6.10%	June 1, 2030	December 1, 2040
Series 2011	August 9, 2011	75,000	5.85%	June 1, 2025	August 1, 2041
	Total	$322,140

Interest on the GoZone Bonds accrues from June 3, 2020 and is payable semi-annually on June 1 and December 1 of each year, beginning December 1, 2020. The holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds will potentially be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at our option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued interest. The Series 2008, Series 2010B and Series 2011 GoZone Bonds are not subject to optional redemption.

NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries, to, among other things, create liens or enter into sale-leaseback transactions, consolidations, mergers or asset sales and (ii) a change of control provision that provides each holder the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
right to require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds upon a change of control at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.

Revolving Credit Agreement
On March 6, 2020, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to, among other things, extend the maturity date from October 29, 2021 to October 27, 2023, reduce the total amount available for borrowing from $1.2 billion to $1.0 billion and increase the rates included in the definition of Applicable Rate contained in the Revolving Credit Agreement. On April 6, 2020, NuStar Logistics amended the Revolving Credit Agreement to allow for certain transactions related to the GoZone Bonds.

As of June 30, 2020, we had $110.9 million outstanding under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a LIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In March 2020, S&P Global Ratings changed our rating outlook from stable to negative, and back to stable in April 2020. In April 2020, Fitch, Inc. downgraded our credit rating from BB to BB- and placed our rating on Rating Watch Negative and Moody’s Investor Service Inc. placed our rating under review for downgrade. These actions did not impact the interest rate on our Revolving Credit Agreement, which is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2020, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.5%.

For the rolling period of four quarters ending June 30, 2020, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of June 30, 2020, we had $885.0 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Finance’s sole activity consists of purchasing receivables from NuStar Energy’s wholly owned subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Energy provides a performance guarantee in connection with the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of June 30, 2020 was 1.1%. As of June 30, 2020, $94.7 million of our accounts receivable is included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $48.6 million as of June 30, 2020, which is included in “Long-term debt, less current portion” on the consolidated balance sheet.
Current Maturities
We expect to fund senior note maturities in 2020 and 2021 by utilizing senior note issuances in the capital markets, borrowings under our Revolving Credit Agreement or the Term Loan. Therefore, the senior note maturities in 2020 and 2021 are classified as long-term debt. Although the Term Loan provides us the financial flexibility to fund these maturities in the near term, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $3.6 million and $3.7 million for contingent losses as of June 30, 2020 and December 31, 2019, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Interest Rate Risk. We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which consisted of forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we paid a weighted-average fixed rate of 2.8% and received a rate based on the three-month USD LIBOR. These swaps qualified as cash flow hedges, and we designated them as such. We recorded mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI), and the amount in AOCI is recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. In June 2020, in connection with the reoffering and conversion of the GoZone Bonds, we terminated forward-starting interest rate swaps with an aggregate notional amount of $250.0 million and paid $49.2 million, which will be amortized into “Interest expense, net” as the related forecasted interest payments occur. The termination payments are included in cash flows from financing activities on the consolidated statement of cash flows.

Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands of Dollars)
Loss recognized in other comprehensive income (loss) on derivative	$(461)	$(9,784)	$(30,291)	$(16,592)
Loss reclassified from AOCI into interest expense, net	$(878)	$(1,005)	$(1,525)	$(2,083)

As of June 30, 2020, we expect to reclassify a loss of $5.4 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

Recurring Fair Value Measurements. Prior to the termination of our forward-starting interest rate swaps in the second quarter of 2020, we estimated the fair value using discounted cash flows, which used observable inputs such as time to maturity and market interest rates and, therefore, we included the interest rate swaps in Level 2 of the fair value hierarchy. As of

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2019, the fair value of our forward-starting interest rate swap agreements included in “Accrued liabilities” on our consolidated balance sheet was $19.2 million, with an aggregate notional amount of $250.0 million.

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

	June 30, 2020	December 31, 2019
	(Thousands of Dollars)
Fair value	$3,372,527	$3,442,001
Carrying amount	$3,374,056	$3,331,839

We have estimated the fair value of our publicly traded notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly traded notes falls in Level 1 of the fair value hierarchy. For the Term Loan, we estimated the fair value using a discounted cash flow analysis that reflects management’s assumptions about the inputs that market participants would use and determined that the fair value falls in Level 3 of the fair value hierarchy. With regard to our other debt, for which a quoted market price is not available, we have estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy. The carrying amount includes net fair value adjustments, unamortized discounts and unamortized debt issuance costs.

8. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Distributions on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December, to holders of record on the first business day of each payment month. The distribution rates on the Series D Preferred Units are as follows: (i) 9.75% per annum (or $0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum (or $0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum (or $0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In July 2020, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on September 15, 2020.

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

In July 2020, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on September 15, 2020.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2020	$0.40	$43,678	August 7, 2020	August 13, 2020
March 31, 2020	$0.40	$43,730	May 11, 2020	May 15, 2020
December 31, 2019	$0.60	$65,128	February 10, 2020	February 14, 2020

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	2020				2019
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of March 31	$(50,600)	$(45,307)	$(8,302)	$(104,209)	$(45,823)	$(6,623)	$(7,258)	$(59,704)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	2,638	(461)	—	2,177	1,392	(9,784)	—	(8,392)
Net gain on pension costs reclassified into other income, net	—	—	(305)	(305)	—	—	(578)	(578)
Net loss on cash flow hedges reclassified into interest expense, net	—	878	—	878	—	1,005	—	1,005
Other	—	—	4	4	—	—	6	6
Other comprehensive income (loss)	2,638	417	(301)	2,754	1,392	(8,779)	(572)	(7,959)
Balance as of June 30	$(47,962)	$(44,890)	$(8,603)	$(101,455)	$(44,431)	$(15,402)	$(7,830)	$(67,663)

	2020				2019
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(43,772)	$(16,124)	$(8,000)	$(67,896)	$(47,299)	$(893)	$(6,686)	$(54,878)
Other comprehensive (loss) income:
Other comprehensive (loss) income before reclassification adjustments	(4,190)	(30,291)	—	(34,481)	2,868	(16,592)	—	(13,724)
Net gain on pension costs reclassified into other income, net	—	—	(610)	(610)	—	—	(1,157)	(1,157)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,525	—	1,525	—	2,083	—	2,083
Other	—	—	7	7	—	—	13	13
Other comprehensive (loss) income	(4,190)	(28,766)	(603)	(33,559)	2,868	(14,509)	(1,144)	(12,785)
Balance as of June 30	$(47,962)	$(44,890)	$(8,603)	$(101,455)	$(44,431)	$(15,402)	$(7,830)	$(67,663)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Series D Preferred Units are convertible into common units at the option of the holder at any time on or after June 29, 2020. As such, we calculated the dilutive effect of the Series D Preferred Units using the if-converted method. The effect of the assumed conversion of the Series D Preferred Units outstanding as of the end of each period presented was antidilutive; therefore, we did not include such conversion in the computation of diluted net income (loss) per common unit. The following table details the calculation of net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$29,766	$45,951	$(117,875)	$(231,912)
Distributions to preferred limited partners	(30,684)	(30,423)	(61,107)	(60,846)
Distributions to common limited partners	(43,678)	(64,658)	(87,408)	(129,348)
Distribution equivalent rights to restricted units	(502)	(642)	(1,008)	(1,285)
Distributions in excess of income (loss)	$(45,098)	$(49,772)	$(267,398)	$(423,391)

Distributions to common limited partners	$43,678	$64,658	$87,408	$129,348
Allocation of distributions in excess of income (loss)	(45,098)	(49,772)	(267,398)	(423,391)
Series D Preferred Unit accretion	(5,064)	(4,446)	(9,966)	(8,748)
Net (loss) income attributable to common units	$(6,484)	$10,440	$(189,956)	$(302,791)

Basic weighted-average common units outstanding	109,194,722	107,763,016	109,046,061	107,647,957

Basic net (loss) income per common unit	$(0.06)	$0.10	$(1.74)	$(2.81)

11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2020	2019
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$25,386	$(3,146)
Inventories	4,176	1,551
Other current assets	(8,781)	(4,075)
Increase (decrease) in current liabilities:
Accounts payable	(15,197)	7,704
Accrued interest payable	(177)	2,636
Accrued liabilities	(9,375)	(34,814)
Taxes other than income tax	44	(3,556)
Income tax payable	(2,250)	(2,529)
Changes in current assets and current liabilities	$(6,174)	$(36,229)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•changes in the fair values of our interest rate swap agreements; and
•the recognition of lease liabilities upon the adoption of ASC Topic 842.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2020	2019
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$103,034	$84,677
Cash paid for income taxes, net of tax refunds received	$4,661	$6,557

As of June 30, 2020 and December 31, 2019, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	June 30, 2020	December 31, 2019
	(Thousands of Dollars)
Cash and cash equivalents	$17,278	$16,192
Other long-term assets, net	8,799	8,788
Cash, cash equivalents and restricted cash	$26,077	$24,980

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
Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Thousands of Dollars)
Revenues:
Pipeline	$166,108	$172,493	$361,789	$328,744
Storage	119,407	110,403	242,624	213,903
Fuels marketing	54,025	89,549	127,927	177,628
Consolidation and intersegment eliminations	—	—	(9)	(4)
Total revenues	$339,540	$372,445	$732,331	$720,271

Operating income (loss):
Pipeline	$71,981	$78,712	$(50,943)	$146,016
Storage	43,242	38,098	91,821	70,316
Fuels marketing	3,349	3,160	9,792	5,085
Consolidation and intersegment eliminations	—	—	—	(32)
Total segment operating income	118,572	119,970	50,670	221,385
General and administrative expenses	23,700	24,868	46,671	50,559
Other depreciation and amortization expense	2,171	1,819	4,357	3,938
Total operating income (loss)	$92,701	$93,283	$(358)	$166,888

Total assets by reportable segment were as follows:

	June 30, 2020	December 31, 2019
	(Thousands of Dollars)
Pipeline	$3,635,467	$3,884,819
Storage	2,032,327	2,082,832
Fuels marketing	23,357	31,064
Total segment assets	5,691,151	5,998,715
Other partnership assets	145,047	187,277
Total consolidated assets	$5,836,198	$6,185,992

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

Condensed Consolidating Balance Sheets
June 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$264	$705	$—	$16,309	$—	$17,278
Receivables, net	—	80	—	127,195	(4,652)	122,623
Inventories	—	1,906	2,357	3,939	—	8,202
Prepaid and other current assets	105	25,864	1,411	3,226	—	30,606
Intercompany receivable	—	1,253,361	—	412,063	(1,665,424)	—
Total current assets	369	1,281,916	3,768	562,732	(1,670,076)	178,709
Property, plant and equipment, net	—	2,027,712	600,471	1,462,469	—	4,090,652
Intangible assets, net	—	34,971	—	620,949	—	655,920
Goodwill	—	50,453	170,652	559,748	—	780,853
Investment in wholly owned subsidiaries	2,585,212	1,636,363	952,846	479,649	(5,654,070)	—
Other long-term assets, net	101	68,365	31,960	29,638	—	130,064
Total assets	$2,585,682	$5,099,780	$1,759,697	$3,715,185	$(7,324,146)	$5,836,198
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,717	$20,220	$8,638	$42,882	$—	$77,457
Short-term debt and current portion of finance leases	—	4,049	473	91	—	4,613
Accrued interest payable	—	37,728	6	14	—	37,748
Accrued liabilities	868	20,668	8,223	22,888	—	52,647
Taxes other than income tax	2	6,419	5,715	6,346	(4,652)	13,830
Income tax payable	—	361	1	1,713	—	2,075
Intercompany payable	422,781	—	1,242,643	—	(1,665,424)	—
Total current liabilities	429,368	89,445	1,265,699	73,934	(1,670,076)	188,370
Long-term debt, less current portion	—	3,378,740	1,773	48,647	—	3,429,160
Deferred income tax liability	—	1,499	10	9,759	—	11,268
Other long-term liabilities	—	65,417	12,680	74,444	—	152,541
Series D preferred units	591,895	—	—	—	—	591,895
Total partners’ equity	1,564,419	1,564,679	479,535	3,508,401	(5,654,070)	1,462,964
Total liabilities, mezzanine equity and partners’ equity	$2,585,682	$5,099,780	$1,759,697	$3,715,185	$(7,324,146)	$5,836,198

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the Three Months Ended June 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$129,893	$61,563	$148,194	$(110)	$339,540
Costs and expenses	599	79,536	40,392	126,422	(110)	246,839
Operating (loss) income	(599)	50,357	21,171	21,772	—	92,701
Equity in earnings of subsidiaries	30,353	11,512	10,290	32,099	(84,254)	—
Interest income (expense), net	12	(60,239)	445	283	—	(59,499)
Other (expense) income, net	—	(3,015)	193	1,196	—	(1,626)
Income (loss) before income tax expense	29,766	(1,385)	32,099	55,350	(84,254)	31,576
Income tax expense	—	232	1	1,577	—	1,810
Net income (loss)	$29,766	$(1,617)	$32,098	$53,773	$(84,254)	$29,766

Comprehensive income (loss)	$29,766	$(1,200)	$32,098	$56,110	$(84,254)	$32,520

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$130,136	$64,452	$178,042	$(185)	$372,445
Costs and expenses	699	83,029	41,235	154,384	(185)	279,162
Operating (loss) income	(699)	47,107	23,217	23,658	—	93,283
Equity in earnings of subsidiaries	47,499	10,990	13,785	35,339	(107,613)	—
Interest income (expense), net	117	(47,016)	(1,840)	3,046	—	(45,693)
Other income (expense), net	—	743	178	(300)	—	621
Income from continuing operations before income tax expense (benefit)	46,917	11,824	35,340	61,743	(107,613)	48,211
Income tax expense (benefit)	2	(469)	1	1,762	—	1,296
Income from continuing operations	46,915	12,293	35,339	59,981	(107,613)	46,915
(Loss) income from discontinued operations, net of tax (a)	(964)	7,912	(8,877)	(17,752)	18,717	(964)
Net income	$45,951	$20,205	$26,462	$42,229	$(88,896)	$45,951

Comprehensive income	$45,951	$11,426	$26,462	$43,049	$(88,896)	$37,992
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Six Months Ended June 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$291,195	$124,227	$317,155	$(246)	$732,331
Costs and expenses	1,327	263,707	78,171	389,730	(246)	732,689
Operating (loss) income	(1,327)	27,488	46,056	(72,575)	—	(358)
Equity in (loss) earnings of subsidiaries	(116,635)	(106,703)	27,077	73,678	122,583	—
Interest income (expense), net	87	(108,309)	126	1,103	—	(106,993)
Other (expense) income, net	—	(2,156)	440	(6,399)	—	(8,115)
(Loss) income before income tax expense	(117,875)	(189,680)	73,699	(4,193)	122,583	(115,466)
Income tax expense	—	361	1	2,047	—	2,409
Net (loss) income	(117,875)	(190,041)	73,698	(6,240)	122,583	(117,875)

Comprehensive (loss) income	$(117,875)	$(218,807)	$73,698	$(11,033)	$122,583	$(151,434)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Six Months Ended June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$247,691	$122,805	$350,147	$(372)	$720,271
Costs and expenses	1,375	160,440	77,285	314,655	(372)	553,383
Operating (loss) income	(1,375)	87,251	45,520	35,492	—	166,888
Equity in earnings of subsidiaries	76,990	12,329	26,523	68,624	(184,466)	—
Interest income (expense), net	225	(92,472)	(3,773)	6,036	—	(89,984)
Other income (expense), net	—	1,497	355	(440)	—	1,412
Income from continuing operations before income tax expense (benefit)	75,840	8,605	68,625	109,712	(184,466)	78,316
Income tax expense (benefit)	2	(352)	1	2,827	—	2,478
Income from continuing operations	75,838	8,957	68,624	106,885	(184,466)	75,838
(Loss) income from discontinued operations, net of tax (a)	(307,750)	7,912	(315,663)	(631,324)	939,075	(307,750)
Net (loss) income	$(231,912)	$16,869	$(247,039)	$(524,439)	$754,609	$(231,912)

Comprehensive (loss) income	$(231,912)	$2,360	$(247,039)	$(522,715)	$754,609	$(244,697)
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$167,758	$73,526	$297,417	$216,375	$(484,635)	$270,441
Cash flows from investing activities:
Capital expenditures	—	(25,787)	(5,596)	(64,975)	—	(96,358)
Change in accounts payable related to capital expenditures	—	(12,492)	(1,325)	(1,692)	—	(15,509)
Proceeds from sale or disposition of assets	—	335	117	5,335	—	5,787
Net cash used in investing activities	—	(37,944)	(6,804)	(61,332)	—	(106,080)
Cash flows from financing activities:
Debt borrowings	—	827,435	—	14,600	—	842,035
Debt repayments	—	(734,015)	—	(28,200)	—	(762,215)
Distributions to preferred unitholders	(60,846)	(30,424)	(30,424)	(30,424)	91,272	(60,846)
Distributions to common unitholders	(108,846)	(54,423)	(54,423)	(54,431)	163,277	(108,846)
Payments for termination of interest rate swaps	—	(49,225)	—	—	—	(49,225)
Distributions to affiliates	—	—	—	(230,086)	230,086	—
Net intercompany activity	12,059	18,680	(205,545)	174,806	—	—
Payment of tax withholding for unit-based compensation	(8,820)	—	—	—	—	(8,820)
Other, net	(1,217)	(12,918)	(221)	(46)	—	(14,402)
Net cash used in financing activities	(167,670)	(34,890)	(290,613)	(153,781)	484,635	(162,319)
Effect of foreign exchange rate changes on cash	—	—	—	(945)	—	(945)
Net increase in cash, cash equivalents and restricted cash	88	692	—	317	—	1,097
Cash, cash equivalents, and restricted cash as of the beginning of the period	176	8,812	—	15,992	—	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$264	$9,504	$—	$16,309	$—	$26,077

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$187,265	$77,144	$60,539	$200,762	$(284,816)	$240,894
Cash flows from investing activities:
Capital expenditures	—	(167,647)	(9,131)	(143,183)	—	(319,961)
Change in accounts payable related to capital expenditures	—	11,708	522	3,914	—	16,144
Proceeds from sale or disposition of assets	—	71	26	46	—	143
Investment in subsidiaries	—	(11,999)	—	—	11,999	—
Net cash used in investing activities	—	(167,867)	(8,583)	(139,223)	11,999	(303,674)
Cash flows from financing activities:
Debt borrowings	—	570,500	—	23,800	—	594,300
Note offering, net of issuance costs	—	491,665	—	—	—	491,665
Debt repayments	—	(785,000)	—	(22,800)	—	(807,800)
Distributions to preferred unitholders	(60,846)	(30,424)	(30,423)	(30,425)	91,272	(60,846)
Distributions to common unitholders	(129,025)	(64,512)	(64,512)	(64,520)	193,544	(129,025)
Contributions from affiliates	—	—	—	11,999	(11,999)	—
Net intercompany activity	9,641	(75,900)	43,009	23,250	—	—
Payment of tax withholding for unit-based compensation	(6,368)	—	—	—	—	(6,368)
Other, net	(1,436)	(6,581)	(30)	(122)	—	(8,169)
Net cash (used in) provided by financing activities	(188,034)	99,748	(51,956)	(58,818)	272,817	73,757
Effect of foreign exchange rate changes on cash	—	—	—	261	—	261
Net (decrease) increase in cash, cash equivalents and restricted cash	(769)	9,025	—	2,982	—	11,238
Cash, cash equivalents, and restricted cash as of the beginning of the period	1,255	51	—	12,338	—	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$486	$9,076	$—	$15,320	$—	$24,882

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, the decline in economic activity and the actions by oil producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q, as well as our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in five sections:
•Overview, including Trends and Outlook
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies
•New Accounting Pronouncements

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

Recent Developments
Term Loan Credit Agreement. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020, leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021, in one or more draws, subject to certain conditions. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

COVID-19 and OPEC+ Actions. The coronavirus, or COVID-19, which was first identified in North America during the first quarter of 2020, has had a severe negative impact on economic activity, as government authorities have instituted stay-home orders, business closures and other measures to reduce the spread of the virus, and people around the world ceased or altered their usual day-to-day activities. The scale of this decrease in economic activity has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. In the second quarter, crude oil prices stabilized somewhat but have remained low compared to recent years.

The uncertainty surrounding the ongoing impact of the pandemic and OPEC+ over-supply combined to undermine financial markets around the world, including U.S. equity markets, and contributed to precipitous drops in value and historically high volatility across many sectors. These adverse conditions also led to a decline in our unit price and market capitalization in March 2020, and, due to that decline, we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information about the goodwill impairment, including our method for determining the fair value of the reporting units.

As described below, in the second quarter of 2020, the COVID-19 pandemic had a negative impact on our results of operations. Lower consumer gasoline demand resulting from stay-home directives and business closures depressed production rates at refineries across the country, including those our assets serve, and lower crude oil prices from over-supply across global oil markets undermined drilling and production in U.S. shale plays, including in the Permian and Eagle Ford Basins, where our Permian and South Texas Crude Systems are located, and the combination of these conditions reduced demand and utilization for our assets. Fortunately, our operations were partially insulated from these negative conditions by strong agricultural demand, stable diesel demand, our minimum throughput agreements, the resiliency of our Permian assets and the basin overall, as well as our contracted rates for storage and new storage contracts from contango market conditions in March and April.

Trends and Outlook
In March, in response to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions by OPEC+, we implemented our business continuity plan and took measures to ensure we continue to conduct business, operate safely and maintain a safe working environment for our employees, whether working remotely or on-site at our locations across North America. We have implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. At this time, we have not incurred, and we do not expect to incur in the future, significant expenses related to business continuity as a result of these measures. With continued changes in the number of cases of COVID-19 across North America, we are closely monitoring all of our locations to ensure the safety of our employees as well as the operational functionality of each location.

Beginning in March, we have taken several important steps to improve our liquidity and financial flexibility. In March, we extended the maturity on our revolving credit agreement from October 2021 to October 2023. At that time, we also began preserving and enhancing our liquidity by cutting spending to preserve cash and addressing our near-term debt maturities. We significantly reduced our strategic capital expenditures planned for the full-year 2020 by $145.0 million, or 45% below our forecast at the beginning of 2020, to a range of $165.0 to $195.0 million. We also reduced our controllable and operating expenses for the full-year 2020, mainly related to power and other costs associated with lower expected throughput and certain discretionary maintenance, travel and other expenses, and we lowered our distribution, beginning with the distribution related to the first quarter of 2020, to $0.40 per common unit. In addition, in April, we entered into a $750.0 million three-year unsecured Term Loan, which allowed us to pay down our revolving credit agreement with the proceeds of our initial $500.0 million draw to provide the financial flexibility to address our near-term debt maturities in September 2020 and February 2021. In June 2020, we successfully reoffered and converted $322.1 million of the revenue bonds related to our St. James, Louisiana terminal, which allowed us to not only convert the interest rate on the bonds from a weekly rate to a long-term rate and eliminate obligations to remarket all of the bonds for at least five years and a portion until maturity, but also eliminated the associated need for, and cost of, supporting letters of credit.

The COVID-19 pandemic and actions by OPEC+ have depressed economic activity and had a negative impact on our second quarter 2020 results of operations. While we have seen some initial signs of recovery and rebound starting in June, the uncertainty from the ongoing impact of the global pandemic makes it difficult to predict the country’s return to sustained, stable economic improvement and growth. As a result, we continue to expect lower throughputs, compared to 2019, on average, across our crude and refined product pipelines, through the second half of 2020.

The geographic location of our assets and the products we transport has mitigated some of the negative impact from COVID-19 demand destruction. For example, our refined product pipelines are located mainly in Texas, where the stay-home orders began being lifted at the beginning of May, and in the Midwest, where demand has been insulated by lower-density population centers and continued strong agricultural demand. In addition, while gasoline demand declined due to the stay-home directives and business closures, diesel demand in the markets we serve has remained stable, mainly supported by trucking demand, for delivery of supplies across the country, and agricultural demand. However, the increase in COVID-19 cases in Texas and other states across the southern United States since May has led to another round of closures of certain categories of businesses in that region, which has slowed the rebound in demand from the initial lifting of stay-home directives and could continue if COVID-19 statistics do not improve. Our crude oil pipelines are somewhat insulated by minimum volume commitments on certain systems, but we do expect lower throughputs, compared to our expectations at the beginning of 2020, on our crude oil pipelines that serve producer demand in shale plays, especially in the Permian Basin, as the decline in the price of crude oil has reduced rig counts, signaling decreased drilling activity. While the crude oil price has depressed production growth in the Permian Basin in the near-term, we believe the Permian Basin, and our system in particular, has geological advantages over other shale plays, including lower production costs and higher product quality, that should benefit our assets as crude demand, price and production begin to recover. Although the crude oil price remains low compared to recent years, we believe it currently supports the completion of drilled yet unfinished wells by producers in the Permian Basin, which has recently driven, and may continue to drive, increased throughputs on our system, muting the negative effect from declines in the price of crude oil.

While overall demand for refined petroleum products has declined from the impact of stay-home orders and social distancing, which would tend to reduce the demand for terminal services in certain markets, the impact of lower economic activity is somewhat mitigated by our minimum volume commitments on certain pipeline assets, as well as our storage segment, including our contracted rates for storage and minimum throughput agreements. In addition, the contango market that emerged in March and April from the decline of crude oil prices coupled with the expectation those prices will rise in the future, increased demand for storage, and we were able to enter into additional contracts with several customers at certain of our terminals, which has resulted in our lease of all of our available storage capacity across our asset footprint.

Since current conditions emerged in March, we made significant reductions in our expenses and our planned spending for capital projects in 2020. Although we extended the maturity on our revolving credit agreement from October 2021 to October 2023 and entered into a $750.0 million three-year unsecured Term Loan that does not mature until 2023, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital on favorable terms to lower interest costs and to evaluate divestitures of non-core assets to reduce leverage. Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts, and uncertainty surrounding future production decisions by OPEC+, continue to cause volatility and could significantly impact management’s estimates and assumptions in 2020 and beyond.

Other Events
Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. The property damage was isolated, and in the fourth quarter of 2019, we incurred losses of $5.4 million, which represent the aggregate amount of our deductibles under various insurance policies. For the six months ended June 30, 2020, we received insurance proceeds of $25.0 million. Gains from business interruption insurance of $3.1 million for the six months ended June 30, 2020 are included in “Operating expenses” in the condensed consolidated statement of comprehensive loss. Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs in excess of the insurance deductibles.

Completed Projects. In the third quarter of 2019, we completed three major projects: (i) the construction of a 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal to transport volumes from the Permian Basin to Corpus Christi, Texas for export, (ii) an expansion project on our Valley Pipeline System, which originates in Corpus Christi and runs south to the Rio Grande Valley, and (iii) the reactivation of our refined products pipeline in South Texas to transport diesel to our Nuevo Laredo terminal in Mexico. In addition, the Nuevo Laredo terminal expansion was completed at the end of the first quarter of 2020.

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

The unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2019 reflect the St. Eustatius Operations as discontinued operations. The consolidated statement of cash flows for the six months ended June 30, 2019 has not been adjusted to separately disclose cash flows related to discontinued operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on discontinued operations.

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

Pipeline. We own 3,205 miles of refined product pipelines and 2,180 miles of crude oil pipelines, as well as 5.6 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,600 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

Factors That Affect Results of Operations
The following factors affect the results of our operations:
•economic factors and price volatility;
•industry factors, such as changes in the prices of petroleum products that affect demand and the operations of our competitors;
•factors that impact the operations served by our pipeline and storage assets, such as utilization rates and maintenance turnaround schedules of our refining company customers and drilling activity by our crude oil production customers;
•company-specific factors, such as facility integrity issues, maintenance requirements and outages that impact the throughput rates of our assets; and
•seasonal factors that affect the demand for products transported by and/or stored in our assets and the demand for products we sell.

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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended June 30,		Change
	2020	2019
Statement of Income Data:
Revenues:
Service revenues	$284,151	$282,472	$1,679
Product sales	55,389	89,973	(34,584)
Total revenues	339,540	372,445	(32,905)

Costs and expenses:
Costs associated with service revenues	170,292	166,086	4,206
Cost of product sales	50,676	86,389	(35,713)
General and administrative expenses	23,700	24,868	(1,168)
Other depreciation and amortization expense	2,171	1,819	352
Total costs and expenses	246,839	279,162	(32,323)

Operating income	92,701	93,283	(582)
Interest expense, net	(59,499)	(45,693)	(13,806)
Other (expense) income, net	(1,626)	621	(2,247)
Income from continuing operations before income tax expense	31,576	48,211	(16,635)
Income tax expense	1,810	1,296	514
Income from continuing operations	29,766	46,915	(17,149)
Loss from discontinued operations, net of tax	—	(964)	964
Net income	$29,766	$45,951	$(16,185)
Basic and diluted net (loss) income per common unit:
Continuing operations	$(0.06)	$0.11	$(0.17)
Discontinued operations	—	(0.01)	0.01
Total	$(0.06)	$0.10	$(0.16)

Overview
Net income decreased $16.2 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, mainly due to increased interest expense resulting from the Term Loan we entered into in April 2020. Operating income for the three months ended June 30, 2020 was comparable to the three months ended June 30, 2019, as decreased operating income from the pipeline segment was mostly offset by increased operating income from the storage segment. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the Term Loan.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended June 30,		Change
	2020	2019
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,063,739	1,089,848	(26,109)
Refined products and ammonia pipelines throughput (barrels/day)	452,678	569,820	(117,142)
Total throughput (barrels/day)	1,516,417	1,659,668	(143,251)
Throughput and other revenues	$166,108	$172,493	$(6,385)
Operating expenses	50,099	52,930	(2,831)
Depreciation and amortization expense	44,028	40,851	3,177
Segment operating income	$71,981	$78,712	$(6,731)
Storage:
Throughput (barrels/day)	348,189	395,512	(47,323)
Throughput terminal revenues	$32,199	$23,170	$9,029
Storage terminal revenues	87,208	87,233	(25)
Total revenues	119,407	110,403	9,004
Operating expenses	50,979	48,165	2,814
Depreciation and amortization expense	25,186	24,140	1,046
Segment operating income	$43,242	$38,098	$5,144
Fuels Marketing:
Product sales	$54,025	$89,549	$(35,524)
Cost of goods	50,115	85,802	(35,687)
Gross margin	3,910	3,747	163
Operating expenses	561	587	(26)
Segment operating income	$3,349	$3,160	$189
Consolidated Information:
Revenues	$339,540	$372,445	$(32,905)
Costs associated with service revenues:
Operating expenses	101,078	101,095	(17)
Depreciation and amortization expense	69,214	64,991	4,223
Total costs associated with service revenues	170,292	166,086	4,206
Cost of product sales	50,676	86,389	(35,713)
Segment operating income	118,572	119,970	(1,398)
General and administrative expenses	23,700	24,868	(1,168)
Other depreciation and amortization expense	2,171	1,819	352
Consolidated operating income	$92,701	$93,283	$(582)

Pipeline
Total revenues decreased $6.4 million and throughputs decreased 143,251 barrels per day for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. In the second quarter of 2020, the negative impacts from COVID-19 and actions by OPEC+ resulted in lower overall demand on our crude and refined product pipelines. These unfavorable market conditions led to a decrease in revenues of $11.2 million and a decrease in throughputs of 126,340 barrels per day on our McKee System pipelines, as well as a decrease in revenues of $2.8 million and a decrease in throughputs of 12,106 barrels per day on our North Pipeline. Throughputs increased 17,018 barrels per day on our Corpus Christi Crude System, mainly due to the completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019 and the completion of a new pipeline connection in the fourth quarter of 2019, which were mostly offset by lower volumes from the Eagle Ford due to the demand decline in the second quarter of 2020, resulting in overall slightly lower revenues.

The decline in revenues was partially offset by the following:
•an increase in revenues of $3.9 million, despite throughputs that remained flat, on our Valley Pipeline System, mainly due to customer contracts related to the completion of an expansion project in the third quarter of 2019;
•an increase in revenues of $2.8 million and an increase in throughputs of 25,185 barrels per day on our Permian Crude System due to the completion of new pipeline connections with higher tariffs and expansion projects completed subsequent to the second quarter of last year, despite the market conditions described above that negatively affected throughput in the second quarter of 2020; and
•an increase in revenues of $1.9 million, despite a decrease in throughputs of 18,076 barrels per day, on our Ardmore System due to an increase in long-haul deliveries resulting in higher average tariffs in 2020 and the completion of new pipeline connections that began delivering Permian crude oil in the second quarter of 2019.

Operating expenses decreased $2.8 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to a decrease in power costs as a result of lower throughputs.

Depreciation and amortization expense increased $3.2 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, mainly due to various completed projects in 2019.

Storage
Throughput terminal revenues increased $9.0 million, despite a decrease in throughputs of 47,323 barrels per day, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Throughput terminal revenues increased $12.3 million and throughputs increased 17,872 barrels per day at our Corpus Christi North Beach terminal, mainly due to completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019. These increases were partially offset by decreased revenues of $3.2 million and decreased throughputs of 64,606 barrels per day on our Central West Terminals due to lower demand.

Storage terminal revenues for the three months ended June 30, 2020 were comparable to the three months ended June 30, 2019, primarily due to the following:
•a decrease in revenues of $2.6 million at our North East and Point Tupper terminals, mainly due to decreases in customer base and lower throughput and handling fees;
•an increase in revenues of $2.1 million at our Central West and West Coast terminals, mainly due to completed projects and associated new contracts at our Nuevo Laredo and Selby terminals; and
•an increase in revenues of $0.3 million at our Gulf Coast Terminals, mainly due to new customer contracts, rate escalations and higher reimbursable revenues at our Texas City and Jacksonville terminals, partially offset by lower reimbursable revenues and unit train activity at our St. James terminal.

Operating expenses increased $2.8 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to increases in maintenance and insurance costs at various terminals.

Depreciation and amortization expense increased $1.0 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to various completed projects.

General
Interest expense, net, increased $13.8 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to the Term Loan we entered into in April 2020 and the issuance of $500.0 million of 6.0% senior notes in May 2019, partially offset by lower borrowings under our revolving credit agreement after applying the proceeds from the above financings and the St. Eustatius Disposition in July 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Six Months Ended June 30,		Change
	2020	2019
Statement of Income Data:
Revenues:
Service revenues	$600,897	$541,499	$59,398
Product sales	131,434	178,772	(47,338)
Total revenues	732,331	720,271	12,060

Costs and expenses:
Costs associated with service revenues	338,535	326,315	12,220
Cost of product sales	118,126	172,571	(54,445)
Goodwill impairment loss	225,000	—	225,000
General and administrative expenses	46,671	50,559	(3,888)
Other depreciation and amortization expense	4,357	3,938	419
Total costs and expenses	732,689	553,383	179,306

Operating (loss) income	(358)	166,888	(167,246)
Interest expense, net	(106,993)	(89,984)	(17,009)
Other (expense) income, net	(8,115)	1,412	(9,527)
(Loss) income from continuing operations before income tax expense	(115,466)	78,316	(193,782)
Income tax expense	2,409	2,478	(69)
(Loss) income from continuing operations	(117,875)	75,838	(193,713)
Loss from discontinued operations, net of tax	—	(307,750)	307,750
Net loss	$(117,875)	$(231,912)	$114,037
Basic and diluted net (loss) income per common unit:
Continuing operations	$(1.74)	$0.05	$(1.79)
Discontinued operations	—	(2.86)	2.86
Total	$(1.74)	$(2.81)	$1.07

Overview
We incurred a loss from continuing operations of $117.9 million for the six months ended June 30, 2020, compared to income from continuing operations of $75.8 million for the six months ended June 30, 2019, mainly due to a non-cash goodwill impairment charge of $225.0 million in the first quarter of 2020 related to our crude oil pipelines reporting unit. Excluding the goodwill impairment charge, operating income increased for all our segments for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

For the six months ended June 30, 2019, loss from discontinued operations, net of tax, includes impairment charges totaling $336.8 million related to the St. Eustatius Operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on these impairments.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Six Months Ended June 30,		Change
	2020	2019
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,297,892	1,054,425	243,467
Refined products and ammonia pipelines throughput (barrels/day)	523,555	536,836	(13,281)
Total throughput (barrels/day)	1,821,447	1,591,261	230,186
Throughput and other revenues	$361,789	$328,744	$33,045
Operating expenses	100,345	101,028	(683)
Depreciation and amortization expense	87,387	81,700	5,687
Goodwill impairment loss	225,000	—	225,000
Segment operating (loss) income	$(50,943)	$146,016	$(196,959)
Storage:
Throughput (barrels/day)	513,510	380,267	133,243
Throughput terminal revenues	$70,922	$44,856	$26,066
Storage terminal revenues	171,702	169,047	2,655
Total revenues	242,624	213,903	28,721
Operating expenses	100,915	95,478	5,437
Depreciation and amortization expense	49,888	48,109	1,779
Segment operating income	$91,821	$70,316	$21,505
Fuels Marketing:
Product sales	$127,927	$177,628	$(49,701)
Cost of goods	117,069	171,303	(54,234)
Gross margin	10,858	6,325	4,533
Operating expenses	1,066	1,240	(174)
Segment operating income	$9,792	$5,085	$4,707
Consolidation and Intersegment Eliminations:
Revenues	$(9)	$(4)	$(5)
Cost of goods	(9)	28	(37)
Total	$—	$(32)	$32
Consolidated Information:
Revenues	$732,331	$720,271	$12,060
Costs associated with service revenues:
Operating expenses	201,260	196,506	4,754
Depreciation and amortization expense	137,275	129,809	7,466
Total costs associated with service revenues	338,535	326,315	12,220
Cost of product sales	118,126	172,571	(54,445)
Goodwill impairment loss	225,000	—	225,000
Segment operating income	50,670	221,385	(170,715)
General and administrative expenses	46,671	50,559	(3,888)
Other depreciation and amortization expense	4,357	3,938	419
Consolidated operating (loss) income	$(358)	$166,888	$(167,246)

Pipeline
Pipeline segment revenues increased $33.0 million and throughputs increased 230,186 barrels per day for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the following:
•an increase in revenues of $15.5 million and an increase in throughputs of 61,448 barrels per day on our Permian Crude System due to the completion of new pipeline connections with higher tariffs and expansion projects completed subsequent to the second quarter of last year, despite the market conditions described above that negatively affected throughput in the second quarter of 2020;
•an increase in revenues of $11.5 million and an increase in throughputs of 8,145 barrels per day on our Valley Pipeline System, mainly due to customer contracts related to the completion of an expansion project in the third quarter of 2019;
•an increase in revenues of $6.9 million and an increase in throughputs of 202,826 barrels per day on our Corpus Christi Crude System, mainly due to the completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019, a turnaround at a customer’s refinery in the first quarter of 2020 that resulted in crude oil volumes from the Eagle Ford being shipped to Corpus Christi instead of the refinery and the completion of a new pipeline connection in the fourth quarter of 2019, partially offset by lower demand in the second quarter of 2020;
•an increase in revenues of $2.7 million and an increase in throughputs of 6,042 barrels per day on our Three Rivers System, partially due to the turnaround at a customer’s refinery in the first quarter of 2020, resulting in higher volumes of refined product shipped from Corpus Christi, Texas to supply demand in markets served by the system and the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which began early service in the third quarter of 2019 and was at full service at the end of the first quarter of 2020, partially offset by decreased demand in the second quarter of 2020;
•an increase in revenues of $2.0 million and an increase in throughputs of 1,670 barrels per day on our Ammonia Pipeline due to weather conditions in 2019 that hindered early agricultural application; and
•an increase in revenues of $1.7 million despite a decrease in throughputs of 10,218 barrels per day on our Ardmore System, mainly due to an increase in long-haul deliveries resulting in higher average tariffs in 2020 and the completion of new pipeline connections that began delivering Permian crude oil in the second quarter of 2019.

These increases were partially offset by:
•a decrease in revenues of $3.7 million on our Houston pipeline due to a reduction in the lease rate;
•a decrease in revenues of $2.9 million and a decrease in throughputs of 30,225 barrels per day on our McKee System as a result of lower demand, partially offset by higher revenue and throughputs due to operational issues in 2019 at the refinery served by our McKee System pipelines; and
•a decrease in revenues of $2.7 million and a decrease in throughputs of 7,118 barrels per day on our North Pipeline due to lower demand in the second quarter of 2020.

Operating expenses decreased $0.7 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to decreases in power costs of $2.6 million resulting from lower throughputs on various pipeline systems and lower bad debt expense of $1.0 million. These decreases were partially offset by higher maintenance and regulatory expenses of $1.1 million, primarily on the Ammonia Pipeline, and higher ad valorem taxes of $1.0 million due to a 2019 settlement.

Depreciation and amortization expense increased $5.7 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to various completed projects in 2019.

Storage
Throughput terminal revenues increased $26.1 million, while throughputs increased 133,243 barrels per day for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to an increase in throughput terminal revenues of $29.0 million and an increase in throughputs of 166,574 barrels per day at our Corpus Christi North Beach terminal, consistent with higher volumes on our Corpus Christi Crude Pipeline System. These increases were partially offset by decreased revenues of $2.9 million and throughputs of 33,269 barrels per day at our Central West Terminals mainly due to lower demand in the second quarter of 2020.

Storage terminal revenues increased $2.7 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 mainly due to the following:
•an increase in revenues of $4.8 million at our Texas City Terminal, mainly due to rate escalations, new customer contracts and higher reimbursable revenues and ancillary fees;
•an increase in revenues of $2.2 million at our West Coast terminals, primarily due to new contracts and rate escalations related to completed projects at our Selby terminal; and
•an increase in revenues of $1.8 million at our Central West terminals, mainly due to new contracts related to completed projects at our Nuevo Laredo terminal.

These increases were partially offset by a decrease in revenues of $6.4 million at our North East and Point Tupper terminals, mainly due to decreases in customer base and lower throughput and handling fees.

Operating expenses increased $5.4 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to increases in reimbursable expenses of $5.0 million, resulting mainly from increased dockage and wharfage activity at our Corpus Christi North Beach terminal and increased customer activity at our Texas City Terminal. In addition, maintenance and regulatory expenses increased $1.5 million, primarily at our West Coast and North East terminals, and insurance expense increased $1.5 million due to higher premiums. These increases were partially offset by the business interruption insurance recovery of $3.1 million in the first quarter of 2020 related to the fire at our Selby terminal in the fourth quarter of 2019.

Depreciation and amortization expense increased $1.8 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to various completed projects.

Fuels Marketing
Segment operating income increased $4.7 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mostly due to higher margins from our bunkering business and blending operations.

General
General and administrative expenses decreased $3.9 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, mainly due to lower compensation costs.

Interest expense, net, increased $17.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to the Term Loan we entered into in April 2020 and the issuance of $500.0 million of 6.0% senior notes in May 2019, partially offset by lower borrowings under our revolving credit agreement after applying the proceeds from the above financings and the St. Eustatius Disposition in July 2019.

Other expense, net of $8.1 million for the six months ended June 30, 2020, consisted mainly of foreign currency transaction losses associated with our Mexico subsidiary.

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

Each year, our objective is to fund our reliability capital expenditures and distribution requirements with net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we can use cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through equity or debt offerings. We have typically funded our strategic capital expenditures and acquisitions from external sources, primarily borrowings under our revolving credit agreement or funds raised through equity or debt offerings. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control, including our ability to access such markets with the continued uncertainty surrounding the duration and severity of the impact from the COVID-19 pandemic and actions by OPEC+. Our risk factors in Item 1A “Risk Factors” of each of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in this report describe the risks inherent to these sources of funding and the availability thereof.

Due to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions taken by OPEC+, we have taken steps to preserve and enhance our liquidity. As further described below, by deferring certain planned capital expenditures, we reduced our 2020 planned capital expenditures by an additional 45% below our expectations at the beginning of 2020. Planned 2020 capital expenditures had already been drastically reduced from 2019 as we completed several large pipeline expansion projects in the second half of 2019. We also have identified ways that we believe will reduce our operating expenditures, which should further reduce our overall cash requirements. At the same time, we enhanced our sources of liquidity by extending the maturity on our revolving credit agreement from October 2021 to October 2023 and entering into a $750.0 million three-year unsecured term loan, which provide us with the financial flexibility to address our near-term debt maturities in September 2020 and February 2021. In addition, beginning with the distribution for the first quarter of 2020, we lowered the quarterly distribution to $0.40 per common unit.

In the second quarter of 2020, we completed the reoffering and conversion of $322.1 million aggregate principal amount of Revenue Bonds Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (collectively, GoZone Bonds) with respect to our St. James, Louisiana terminal. The reoffering and conversion transaction provided us with additional financial flexibility by converting the interest rate on the GoZone Bonds from a weekly rate to a long-term rate, and eliminating the need to remarket the bonds prior to 2025, and, in some cases, until 2030 or the maturity of the bonds in 2040. In addition, the reoffering and conversion transaction provided us with additional liquidity by eliminating the letters of credit previously issued by various individual banks on our behalf to support the payments required in connection with the GoZone Bonds.

Although the Term Loan provides us the financial flexibility to fund debt maturities in the near term, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms to lower interest costs and to evaluate divestitures of non-core assets to reduce leverage.

For 2020, we expect to generate sufficient cash from operations to fund our distribution requirements, reliability capital expenditures and a portion of our strategic capital expenditures.

Cash Flows for the Six Months Ended June 30, 2020 and 2019
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Six Months Ended June 30,
	2020	2019
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$270,441	$240,894
Investing activities	(106,080)	(303,674)
Financing activities	(162,319)	73,757
Effect of foreign exchange rate changes on cash	(945)	261
Net increase in cash, cash equivalents and restricted cash	$1,097	$11,238

Net cash provided by operating activities increased $29.5 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to changes in working capital. Our working capital increased by $6.2 million for the six months ended June 30, 2020, compared to an increase of $36.2 million for the six months ended June 30, 2019. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. For the six months ended June 30, 2020, accounts receivable decreased $25.4 million due, in part, to insurance proceeds received in 2020 and timing of customer payments.

For the six months ended June 30, 2020 and 2019, net cash provided by operating activities exceeded our distributions to unitholders and reliability capital expenditures.

Net cash used in investing activities decreased by $197.6 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to reductions to our 2020 capital expenditures in response to the COVID-19 pandemic and the actions of OPEC+ combined with major pipeline expansion projects in 2019.

Financing activities were a net use of cash of $162.3 million for the six months ended June 30, 2020 compared to a net source of cash of $73.8 million for the six months ended June 30, 2019. The year over year change was mainly due to a $198.3 million reduction in net proceeds from debt borrowings and the payment of $49.2 million to terminate the interest rate swaps in 2020, partially offset by the decrease in distributions to our unitholders of $20.2 million in 2020.

Sources of Liquidity
Term Loan. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders. The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020 (the Initial Loan Funding Date), leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021, in one or more draws, subject to certain conditions. We utilized the proceeds from the Initial Loan, net of the original issue discount of $22.5 million (3.0% of the total commitment) and issuance costs of $14.4 million, to repay outstanding borrowings under our Revolving Credit Agreement (as defined below). The Term Loan also bolsters our liquidity to address our senior note maturities in 2020 and early 2021.

Outstanding borrowings bear interest at an aggregate rate of 12.0% per annum. Additionally, NuStar Logistics will pay a commitment fee in the amount of 5.0% per annum on the average daily undrawn amount. The obligations under the Term Loan are guaranteed by NuStar Energy and NuPOP.

NuStar Logistics is required to make mandatory prepayment in an amount equal to 100.0% of the proceeds received as a result of certain events, subject to certain exclusions and adjustments, such as the incurrence of additional indebtedness (excluding additional borrowings under the Revolving Credit Agreement) and the issuance of equity securities, and is required to offer to make such a prepayment with respect to the sale of property or assets. Depending on the amount of time that has passed since the Initial Loan Funding Date, if there is a payment or prepayment (subject to certain exceptions), NuStar Logistics is required to pay, as liquidated damages and compensation for the costs of making funds available, a make-whole premium or similar amount. From the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be the sum of (i) the make-whole amount and (ii) 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. Prepayments accepted in connection with one or more asset sales of up to an aggregate amount of $250.0 million will be subject to a lower prepayment premium. For such asset sale prepayments from the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be 5.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 3.0% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. There will be no premium for any prepayments of borrowings after the 30-month anniversary of the Initial Loan Funding Date.

The Term Loan contains customary covenants (including ratio requirements) regarding NuStar Energy and its subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement and also contains customary events of default.

Revolving Credit Agreement. On March 6, 2020, NuStar Logistics amended its revolving credit agreement (the Revolving Credit Agreement) to, among other things, extend the maturity date from October 29, 2021 to October 27, 2023, reduce the total amount available for borrowing from $1.2 billion to $1.0 billion and increase the rates included in the definition of Applicable Rate contained in the Revolving Credit Agreement. On April 6, 2020, NuStar Logistics amended the Revolving Credit Agreement to allow for certain transactions related to the GoZone Bonds.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending June 30, 2020, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2020, our consolidated debt coverage ratio was 3.94x and our consolidated interest coverage ratio was 2.41x. As of June 30, 2020, we had $885.0 million available for borrowing.

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

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC, a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $125.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). The amount available for borrowing under the Receivables Financing Agreement is limited to $125.0 million and is based on the availability of eligible receivables and other customary factors and conditions.

LOC Agreement. We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of June 30, 2020, we had no letters of credit issued under the LOC Agreement.

Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt agreements.

Capital Requirements
Our operations require significant investments to maintain, upgrade or enhance the operating capacity of our existing assets. Our capital expenditures consist of:
•strategic capital expenditures, such as those to expand or upgrade the operating capacity, increase efficiency or increase the earnings potential of existing assets, whether through construction or acquisition, as well as certain capital expenditures related to support functions; and
•reliability capital expenditures, such as those required to maintain the current operating capacity of existing assets or extend their useful lives, as well as those required to maintain equipment reliability and safety.

The following table summarizes our capital expenditures for the six months ended June 30, 2020 and 2019, and the amount we expect to spend in 2020:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2020	$85,307	$11,051	$96,358
2019	$292,785	$27,176	$319,961

Expected for the year ended December 31, 2020	$ 165,000 - 195,000	$ 40,000 - 50,000

Strategic capital expenditures for the six months ended June 30, 2020 and 2019 mainly consisted of expansion projects on our Permian Crude System and Corpus Christi Crude System, as well as our Northern Mexico refined products supply projects. Reliability capital expenditures for the six months ended June 30, 2020 and 2019 primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at the St. Eustatius terminal prior to its sale in July 2019.

For the year ended December 31, 2020, in response to the impacts from the COVID-19 pandemic and the actions of OPEC+, we have reduced our expected strategic capital expenditures by 45% from our expectations at the beginning of 2020. We expect a significant portion of our 2020 strategic capital spending to relate to completing our expansion projects on our Permian Crude System and Corpus Christi Crude System, projects to handle bio-fuels demand on the West Coast and projects to increase flexibility at our St. James and other terminals. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2020 may increase or decrease from the expected amounts noted above. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2020, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2020	$0.40	$43,678	August 7, 2020	August 13, 2020
March 31, 2020	$0.40	$43,730	May 11, 2020	May 15, 2020
December 31, 2019	$0.60	$65,128	February 10, 2020	February 14, 2020

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

The distribution rates on the Series D Preferred Units are as follows: (i) 9.75% per annum (or $0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum (or $0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum (or $0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In July 2020, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on September 15, 2020.

Debt Obligations
Our debt obligations as of June 30, 2020 are listed below:
•Term Loan due April 19, 2023 with $500.0 million of borrowings outstanding as of June 30, 2020;
•Revolving Credit Agreement due October 27, 2023, with $110.9 million of borrowings outstanding as of June 30, 2020;
•4.80% senior notes due September 1, 2020 with a face value of $450.0 million; 6.75% senior notes due February 1, 2021 with a face value of $300.0 million; 4.75% senior notes due February 1, 2022 with a face value of $250.0 million; 6.0% senior notes due June 1, 2026 with a face value of $500.0 million; 5.625% senior notes due April 28, 2027 with a face value of $550.0 million; and subordinated notes due January 15, 2043 with a face value of $402.5 million and a floating interest rate, which was 8.0% as of June 30, 2020;
•$322.1 million in GoZone Bonds due from 2038 to 2041; and
•Receivables Financing Agreement due September 20, 2021, with $48.6 million of borrowings outstanding as of June 30, 2020.

We expect to fund senior note maturities in 2020 and 2021 by utilizing proceeds from senior note issuances in the capital markets, borrowings under our Revolving Credit Agreement or the Term Loan. Although the Term Loan provides us the financial flexibility to fund these maturities in the near term, we plan to continue to monitor the debt capital markets for opportunities to raise additional capital at favorable terms.

On June 3, 2020, NuStar Logistics completed the reoffering and conversion of the GoZone Bonds, which, among other things, converted the interest rate from a weekly rate to a long-term rate. We did not receive any proceeds from the reoffering, and the reoffering did not increase our outstanding debt. As reflected in the table below, certain series of GoZone Bonds in principal amounts totaling $75.0 million and $103.8 million contain a requirement for the bondholders to tender their bonds in exchange for 100% of the principal plus accrued and unpaid interest on June 1, 2025 and on June 1, 2030, respectively, after which these bonds will potentially be remarketed with a new interest rate established.

The following table summarizes the GoZone Bonds outstanding as of June 30, 2020:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Maturity Date
		(Thousands of Dollars)
Series 2008	June 26, 2008	$55,440	6.10%	June 1, 2030	June 1, 2038
Series 2010	July 15, 2010	100,000	6.35%	n/a	July 1, 2040
Series 2010A	October 7, 2010	43,300	6.35%	n/a	October 1, 2040
Series 2010B	December 29, 2010	48,400	6.10%	June 1, 2030	December 1, 2040
Series 2011	August 9, 2011	75,000	5.85%	June 1, 2025	August 1, 2041
	Total	$322,140

We believe that, as of June 30, 2020, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

Interest Rate Swaps
In June 2020, we paid $49.2 million to terminate forward-starting interest rate swaps with an aggregate notional amount of $250.0 million. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.
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

We recognized a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Our assessment did not identify any other reporting units at risk of a goodwill impairment. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for discussion of the impairment charges and our assumptions and estimates. Through the filing date of this report, we did not identify any factors to warrant an evaluation of the recoverability of the carrying value of our long-lived assets or goodwill as of June 30, 2020.

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of new accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. Borrowings under our variable-rate debt expose us to increases in interest rates.

On June 3, 2020, NuStar Logistics completed the reoffering and conversion of the GoZone Bonds. The GoZone Bonds were converted from a weekly rate to a long-term rate. NuStar Logistics did not receive any proceeds from the reoffering and the reoffering did not increase NuStar Logistics’ outstanding debt. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provides for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information about our debt instruments.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	June 30, 2020
	Expected Maturity Dates
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$450,000	$300,000	$250,000	$500,000	$—	$1,372,140	$2,872,140	$2,909,547
Weighted-average rate	4.8%	6.8%	4.8%	12.0%	—	5.9%	6.8%	—
Variable-rate	$—	$48,600	$—	$110,884	$—	$402,500	$561,984	$462,980
Weighted-average rate	—	1.1%	—	2.5%	—	8.0%	6.3%	—

	December 31, 2019
	Expected Maturity Dates
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Long-term Debt:
Fixed-rate	$450,000	$300,000	$250,000	$—	$—	$1,050,000	$2,050,000	$2,123,964
Weighted-average rate	4.8%	6.8%	4.8%	—	—	5.8%	5.6%	—
Variable-rate	$—	$537,200	$—	$—	$—	$767,940	$1,305,140	$1,318,037
Weighted-average rate	—	3.7%	—	—	—	5.3%	4.7%	—

In June 2020, we paid $49.2 million to terminate forward-starting interest rate swaps with an aggregate notional amount of $250.0 million. Prior to the termination, we utilized forward-starting interest rate swap agreements to lock in the rate on the interest payments related to forecasted debt issuances. Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a more detailed discussion of our interest rate swaps.

Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

Item 4.Controls and Procedures

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2020.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, there have been no material developments with respect to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. The information contained in this Item 1A updates, and should be read in conjunction with, the related information set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in addition to the other information contained in this Quarterly Report on Form 10-Q.

The ongoing effects of the COVID-19 pandemic, the actions taken in response thereto and developments in the global oil markets may continue to adversely affect our business, financial condition, results of operations or cash flows.
The coronavirus, or COVID-19, has had a severe negative impact on economic activity, as government authorities have instituted stay-home orders, business closures and other measures to reduce the spread of the virus and people around the world ceased or altered their usual day-to-day activities. The scale of this decrease in economic activity has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. Ongoing uncertainty surrounding the COVID-19 pandemic and its impact on demand for petroleum products and future production decisions by oil-producing nations continue to cause volatility and negatively impact global equity, debt and commodity markets.

As further described in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, prolonged periods of reduced demand or low prices for crude oil and refined products can lead to a significant reduction in the throughputs in our pipelines and the storage in our terminals, which could have a material adverse impact on our results of operations, cash flows and our ability to make distributions to our unitholders and service our debt. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in those filings and in the risk factors below. While the COVID-19 pandemic and actions by OPEC+ did not have a significant impact on our first quarter 2020 results, other than the goodwill impairment charge we recorded for the first quarter, the COVID-19 pandemic and actions by OPEC+ had a negative impact on our second quarter 2020 results of operations. Lower consumer gasoline demand resulting from stay-home directives and business closures depressed production rates at refineries across the country, including those our assets serve, and lower crude oil prices from over-supply across global oil markets undermined drilling and production in U.S. shale plays, including the Permian and Eagle Ford Basins, where our Permian and South Texas Crude Systems are located, and the combination of these conditions reduced demand and utilization of our assets. We continue to expect lower throughputs, compared to 2019, on average, across our crude and refined product pipelines, through the second half of 2020. The extent of the impacts on our business, financial condition, results of operations and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, such as: the duration and severity of the pandemic; the availability of personnel, equipment and services essential to our operations; the depth and duration of the economic downturn, the decline in demand for petroleum products and other economic effects of the pandemic; the extent and impacts of travel restrictions, business closures and other efforts to reduce the spread of COVID-19 in impacted areas; and future actions by OPEC+.

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

As of June 30, 2020, we had $3.4 billion of consolidated debt, of which $750.0 million matures within the next 12 months and is comprised of $450.0 million of our 4.80% senior notes due September 1, 2020 and $300.0 million of our 6.75% senior notes due February 1, 2021. Although our term loan credit agreement provides us the financial flexibility to fund these maturities in the near term, the term loan credit agreement bears a higher rate of interest and, in light of the volatile market conditions, we cannot be certain that we will be able to further refinance our maturing debt for longer terms or that any such new long-term financing or funding will be available on acceptable terms.

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
As of June 30, 2020, our consolidated debt was $3.4 billion, and we have the ability to incur more debt. In addition to any potential direct financial impact of our debt, it is possible that any material increase to our debt or other adverse financial factors may be viewed negatively by credit rating agencies, which could result in ratings downgrades, increased costs or inability for us to access the capital markets and an increase in interest rates on amounts borrowed under our revolving credit agreement.

Our revolving credit agreement and our term loan credit agreement contain restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. In addition, those agreements generally limit us to a consolidated debt coverage ratio (consolidated debt to consolidated EBITDA, each as defined in those respective agreements) not to exceed 5.00-to-1.00 and require us to maintain a minimum consolidated interest coverage ratio (as defined in those respective agreements) of at least 1.75-to-1.00. Failure to comply with any of the restrictive covenants or the maximum consolidated debt coverage ratio or minimum consolidated interest coverage ratio requirements would constitute an event of default and could result in acceleration of our obligations under those debt agreements and possibly other agreements. Our accounts receivable securitization program, senior notes and other debt obligations also contain various customary affirmative and negative covenants and default, indemnification and termination provisions, and provide for acceleration of amounts owed upon the occurrence of certain specified events. Under our term loan credit agreement, we are required to make mandatory prepayment in an amount equal to 100.0% of the proceeds received as a result of certain events, such as certain incurrences of additional indebtedness and the issuance of equity securities, and we are required to offer to make such a prepayment with respect to the sale of property or assets, which may further limit our future financial flexibility. Future financing agreements we may enter into may contain similar or more restrictive covenants and ratio requirements than those we have negotiated for our current financing agreements.

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
We have significant exposure to increases in interest rates through variable rate provisions in certain of our debt instruments and our Series A, B and C preferred units. At June 30, 2020, we had approximately $3.4 billion of consolidated debt, of which $2.9 billion was at fixed interest rates and $0.5 billion was at variable interest rates. In addition, the distribution rates on our Series A, B and C preferred units convert from fixed rates to floating rates, beginning in December 2021, June 2022 and December 2022, respectively. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates.

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

Item 6.Exhibits

Exhibit Number	Description

10.01
Eighth Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of April 6, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 7, 2020 (File No. 001-16417))

10.02
Twelfth Amendment to Letter of Credit Agreement, dated as of April 16, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto and Mizuho Bank, Ltd., as Issuing Bank and Administrative Agent (incorporated by reference to Exhibit 10.03 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2020 (File No. 001-16417))

10.03
Term Loan Credit Agreement, dated as of April 19, 2020, among NuStar Logistics, L.P., NuStar Energy L.P., the Lenders party thereto, and Oaktree Fund Administration, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 21, 2020 (File No. 001-16417))

10.04
Lease Agreement, dated June 1, 2008, between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

10.05
First Supplement and Amendment to Lease Agreement (Series 2008), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

10.06
First Supplement and Amendment to Lease Agreement (Series 2010), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.4 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

10.07
Lease Agreement, dated October 1, 2010, between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. (incorporated by reference to Exhibit 10.5 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

10.08
First Supplement and Amendment to Lease Agreement (Series 2010A), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.6 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

10.09
First Supplement and Amendment to Lease Agreement (Series 2010B), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.8 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

10.10
First Supplement and Amendment to Lease Agreement (Series 2011), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P. (incorporated by reference to Exhibit 10.10 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417))

*10.11	Form of 2020 Performance Cash Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File - Formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**	Furnished herewith.

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
August 7, 2020

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 7, 2020

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 7, 2020