Form 10-Q
period 2020-09-30
NuStar Energy L.P.
filed 2020-11-06
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of common units outstanding as of October 31, 2020 was 109,195,394.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$55,494	$16,192
Accounts receivable, net	116,733	152,530
Inventories	10,017	12,393
Prepaid and other current assets	33,316	21,933
Total current assets	215,560	203,048
Property, plant and equipment, at cost	6,309,053	6,187,144
Accumulated depreciation and amortization	(2,235,543)	(2,068,165)
Property, plant and equipment, net	4,073,510	4,118,979
Intangible assets, net	643,064	681,632
Goodwill	780,853	1,005,853
Other long-term assets, net	149,319	176,480
Total assets	$5,862,306	$6,185,992
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$68,874	$109,834
Short-term debt and current portion of finance leases	4,188	10,046
Current portion of long-term debt	—	452,367
Accrued interest payable	44,753	37,925
Accrued liabilities	68,701	108,610
Taxes other than income tax	18,135	12,781
Total current liabilities	204,651	731,563
Long-term debt, less current portion	3,597,824	2,934,918
Deferred income tax liability	12,013	12,427
Other long-term liabilities	160,108	148,939
Total liabilities	3,974,596	3,827,847

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of September 30, 2020 and December 31, 2019) (Note 8)	595,649	581,935

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of September 30, 2020 and December 31, 2019)	218,307	218,307
Series B (15,400,000 units outstanding as of September 30, 2020 and December 31, 2019)	371,476	371,476
Series C (6,900,000 units outstanding as of September 30, 2020 and December 31, 2019)	166,518	166,518
Common limited partners (109,195,394 and 108,527,806 common units outstanding as of September 30, 2020 and December 31, 2019, respectively)	634,551	1,087,805
Accumulated other comprehensive loss	(98,791)	(67,896)
Total partners’ equity	1,292,061	1,776,210
Total liabilities, mezzanine equity and partners’ equity	$5,862,306	$6,185,992
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Service revenues	$295,621	$289,258	$896,518	$830,757
Product sales	66,970	88,798	198,404	267,570
Total revenues	362,591	378,056	1,094,922	1,098,327
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	95,528	100,852	296,788	297,358
Depreciation and amortization expense	70,480	66,332	207,755	196,141
Total costs associated with service revenues	166,008	167,184	504,543	493,499
Cost of product sales	63,977	80,880	182,103	253,451
Goodwill impairment loss	—	—	225,000	—
General and administrative expenses (excluding depreciation and amortization expense)	25,457	27,804	72,128	78,363
Other depreciation and amortization expense	2,105	2,216	6,462	6,154
Total costs and expenses	257,547	278,084	990,236	831,467
Operating income	105,044	99,972	104,686	266,860
Interest expense, net	(64,165)	(46,902)	(171,158)	(136,886)
Loss on extinguishment of debt	(137,904)	—	(141,746)	—
Other (expense) income, net	(1,398)	608	(5,671)	2,020
(Loss) income from continuing operations before income tax expense	(98,423)	53,678	(213,889)	131,994
Income tax (benefit) expense	(1,783)	1,090	626	3,568
(Loss) income from continuing operations	(96,640)	52,588	(214,515)	128,426
Loss from discontinued operations, net of tax	—	(4,777)	—	(312,527)
Net (loss) income	$(96,640)	$47,811	$(214,515)	$(184,101)

Basic and diluted net (loss) income per common unit:
Continuing operations	$(1.22)	$0.15	$(2.96)	$0.20
Discontinued operations	—	(0.04)	—	(2.90)
Total (Note 10)	$(1.22)	$0.11	$(2.96)	$(2.70)

Basic weighted-average common units outstanding	109,195,358	107,763,870	109,096,190	107,687,019
Diluted weighted-average common units outstanding	109,195,358	107,875,529	109,096,190	107,724,648

Comprehensive (loss) income	$(93,976)	$36,213	$(245,410)	$(208,484)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(214,515)	$(184,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	214,217	210,831
Amortization of unit-based compensation	8,098	10,060
Amortization of debt related items	8,286	3,991
Loss from sale or disposition of assets	3,344	2,569
Asset and goodwill impairment losses	225,000	336,838
Loss on extinguishment of debt	141,746	—
Changes in current assets and current liabilities (Note 11)	4,554	(38,082)
(Increase) decrease in other long-term assets	(10,317)	18,119
Increase (decrease) in other long-term liabilities	7,509	(3,223)
Other, net	4,937	(2,341)
Net cash provided by operating activities	392,859	354,661
Cash Flows from Investing Activities:
Capital expenditures	(140,342)	(435,043)
Change in accounts payable related to capital expenditures	(15,862)	(12,641)
Proceeds from sale or disposition of assets	5,904	314
Proceeds from sale of the St. Eustatius Operations (Note 3)	—	227,709
Other, net	—	(1,100)
Net cash used in investing activities	(150,300)	(220,761)
Cash Flows from Financing Activities:
Proceeds from Term Loan, net of discount and issuance costs	463,045	—
Proceeds from note offerings, net of issuance costs	1,183,942	491,588
Proceeds from other long-term debt borrowings	880,048	565,400
Proceeds from short-term debt borrowings	52,000	253,500
Term Loan repayment, including debt extinguishment costs	(598,122)	—
Other long-term debt repayments	(1,806,763)	(870,600)
Short-term debt repayments	(57,500)	(260,500)
Distributions to preferred unitholders	(92,734)	(91,269)
Distributions to common unitholders	(152,525)	(193,683)
Payments for termination of interest rate swaps	(49,225)	—
Payment of tax withholding for unit-based compensation	(8,821)	(6,578)
Other, net	(16,210)	(11,959)
Net cash used in financing activities	(202,865)	(124,101)
Effect of foreign exchange rate changes on cash	(380)	681
Net increase in cash, cash equivalents and restricted cash	39,314	10,480
Cash, cash equivalents and restricted cash as of the beginning of the period	24,980	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$64,294	$24,124
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended September 30, 2020 and 2019
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of July 1, 2020	$756,301	$808,118	$(101,455)	$1,462,964	$591,895	$2,054,859
Net income (loss)	16,034	(128,528)	—	(112,494)	15,854	(96,640)
Other comprehensive income	—	—	2,664	2,664	—	2,664
Distributions to partners:
Series A, B and C preferred	(16,034)	—	—	(16,034)	—	(16,034)
Common ($0.40 per unit)	—	(43,679)	—	(43,679)	—	(43,679)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,415	—	2,415	—	2,415
Series D preferred unit accretion	—	(3,767)	—	(3,767)	3,767	—
Other	—	(8)	—	(8)	(13)	(21)
Balance as of September 30, 2020	$756,301	$634,551	$(98,791)	$1,292,061	$595,649	$1,887,710

Balance as of July 1, 2019	$756,301	$1,140,665	$(67,663)	$1,829,303	$572,597	$2,401,900
Net income	16,034	17,388	—	33,422	14,389	47,811
Other comprehensive loss	—	—	(11,598)	(11,598)	—	(11,598)
Distributions to partners:
Series A, B and C preferred	(16,034)	—	—	(16,034)	—	(16,034)
Common ($0.60 per unit)	—	(64,658)	—	(64,658)	—	(64,658)
Series D preferred	—	—	—	—	(14,389)	(14,389)
Unit-based compensation	—	3,532	—	3,532	—	3,532
Series D Preferred Unit accretion	—	(4,592)	—	(4,592)	4,592	—
Other	—	351	—	351	2	353
Balance as of September 30, 2019	$756,301	$1,092,686	$(79,261)	$1,769,726	$577,191	$2,346,917

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Nine Months Ended September 30, 2020 and 2019
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	48,100	(307,510)	—	(259,410)	44,895	(214,515)
Other comprehensive loss	—	—	(30,895)	(30,895)	—	(30,895)
Distributions to partners:
Series A, B and C preferred	(48,100)	—	—	(48,100)	—	(48,100)
Common ($1.40 per unit)	—	(152,525)	—	(152,525)	—	(152,525)
Series D preferred	—	—	—	—	(44,895)	(44,895)
Unit-based compensation	—	20,522	—	20,522	—	20,522
Series D preferred unit accretion	—	(13,733)	—	(13,733)	13,733	—
Other	—	(8)	—	(8)	(19)	(27)
Balance as of September 30, 2020	$756,301	$634,551	$(98,791)	$1,292,061	$595,649	$1,887,710

Balance as of January 1, 2019	$756,301	$1,556,308	$(54,878)	$2,257,731	$563,992	$2,821,723
Net income (loss)	48,100	(275,370)	—	(227,270)	43,169	(184,101)
Other comprehensive loss	—	—	(24,383)	(24,383)	—	(24,383)
Distributions to partners:
Series A, B and C preferred	(48,100)	—	—	(48,100)	—	(48,100)
Common ($1.80 per unit)	—	(193,683)	—	(193,683)	—	(193,683)
Series D preferred	—	—	—	—	(43,169)	(43,169)
Unit-based compensation	—	19,218	—	19,218	—	19,218
Series D Preferred Unit accretion	—	(13,340)	—	(13,340)	13,340	—
Other	—	(447)	—	(447)	(141)	(588)
Balance as of September 30, 2019	$756,301	$1,092,686	$(79,261)	$1,769,726	$577,191	$2,346,917
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

Recent Developments
Senior Notes. On September 14, 2020, NuStar Logistics issued $600.0 million of 5.75% senior notes due October 1, 2025 and $600.0 million of 6.375% senior notes due October 1, 2030. We received proceeds of $1,183.9 million, net of issuance costs of $16.1 million, which we used to repay outstanding borrowings under the Term Loan, as defined below, as well as outstanding borrowings under our revolving credit agreement. On September 1, 2020, we repaid our $450.0 million of 4.8% senior notes at maturity with borrowings under our revolving credit agreement. Please refer to Note 5 for further discussion.

Term Loan Credit Agreement. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020, leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021. On September 16, 2020, we repaid the $500.0 million of outstanding borrowings under the Term Loan, along with certain contractual premiums, and recognized a loss of $137.9 million in the third quarter of 2020. Please refer to Note 5 for further discussion.

COVID-19 and OPEC+ Actions. The coronavirus, or COVID-19, which was first identified in North America during the first quarter of 2020, has had a severe negative impact on global economic activity, as government authorities instituted stay-home orders, business closures and other measures to reduce the spread of the virus, and people around the world ceased or altered their usual day-to-day activities. The scale of this decrease in economic activity has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. In the second and third quarters, crude oil prices stabilized somewhat but remained low compared to recent years.

The effects of the COVID-19 pandemic, combined with actions by OPEC+, led to a decline in our unit price and market capitalization in March 2020, and we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Please refer to Note 3 for additional information.

Although the continuing impact of the COVID-19 pandemic and actions by OPEC+ have depressed global economic activity, which has had a negative impact on our results of operations, particularly during the second quarter, we began to see some initial signs of recovery and rebound in June, which improved our results of operations for the third quarter of 2020. Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts to the economy, as well as uncertainty surrounding future production decisions by OPEC+, continue to cause volatility and could have a significant impact on management’s estimates and assumptions in 2020 and beyond.

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. For the nine months ended September 30, 2020, we received insurance proceeds of $35.0 million. Gains from business interruption insurance of $3.6 million and $6.7 million, for the three and nine months ended September 30, 2020, respectively, are included in “Operating expenses” in the condensed consolidated statements of comprehensive loss. Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs in excess of the insurance deductibles.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In the second quarter of 2019, we determined the St. Eustatius terminal and bunkering operations sold on July 29, 2019 met the requirements to be reported as discontinued operations, and as a result, we reclassified certain revenues and expenses to discontinued operations for all applicable periods presented, as further discussed in Note 3.

2. NEW ACCOUNTING PRONOUNCEMENTS

Modernization of Regulation S-K Items 101, 103 and 105
In August 2020, the Securities and Exchange Commission (SEC) issued final rules to modernize the required description of business, legal proceedings and risk factor disclosures. The rule changes replace certain prescriptive disclosure requirements with requirements that are more principles-based, and are intended to improve the readability of the disclosures while discouraging repetition and the disclosure of information that is not material. The rule changes are effective for filings issued on or after November 9, 2020. We are currently assessing the impact of these rule changes on our disclosures.

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

Financial Disclosures about Guarantors and Issuers of Guaranteed Securities
In March 2020, the SEC issued final rules regarding presentation of financial information for guarantor subsidiaries. The final rules reduce the number of periods for which guarantor financial information is required and allow presentation of summarized financial information in lieu of separate financial statements. The guidance is effective for fiscal periods ending after January 4, 2021, with early adoption permitted. We continue to evaluate these requirements, including whether we will adopt these provisions early, but expect the guidance will reduce our disclosures related to guarantor financial information.

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

Through the filing date of this report, we did not identify any factors that warrant an evaluation of the recoverability of the carrying value of our long-lived assets or goodwill as of September 30, 2020. However, we will perform our annual impairment analysis for the recovery of goodwill in the fourth quarter of 2020 and, in the current volatile economic environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets and goodwill, which could result in further impairment charges that could be material to our results of operations.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The impairment charges are included in “Loss from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive (loss) income.

Discontinued Operations
The following is a reconciliation of the major classes of line items included in “Loss from discontinued operations, net of tax” on the condensed consolidated statements of comprehensive (loss) income:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Thousands of Dollars)
Revenues	$17,501	$248,981
Costs and expenses:
Cost of revenues	17,715	220,595
Impairment losses	—	336,838
General and administrative expenses (excluding depreciation and amortization expense)	621	1,231
Total costs and expenses	18,336	558,664
Operating loss	(835)	(309,683)
Interest income, net	—	32
Other expense, net	(3,942)	(2,775)
Loss from discontinued operations before income tax expense	(4,777)	(312,426)
Income tax expense	—	101
Loss from discontinued operations, net of tax	$(4,777)	$(312,527)

The consolidated statement of cash flows has not been adjusted to separately disclose cash flows related to discontinued operations. The following table presents selected cash flow information associated with our discontinued operations:

Nine Months Ended September 30, 2019
(Thousands of Dollars)
Capital expenditures	$(27,954)

Significant noncash operating activities:
Depreciation and amortization expense	$8,536
Asset impairment losses	$305,715
Goodwill impairment loss	$31,123
Loss from sale of the St. Eustatius Operations	$3,942

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2020		2019
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balance as of January 1:
Current portion	$2,140	$(21,083)	$2,066	$(21,579)
Noncurrent portion	1,003	(40,289)	539	(38,945)
Held for sale	—	—	—	(25,357)
Total	3,143	(61,372)	2,605	(85,881)

Activity:
Additions	4,020	(54,120)	3,091	(41,211)
Transfer to accounts receivable	(3,708)	—	(3,956)	—
Transfer to revenues, including amounts reported in discontinued operations	(250)	48,188	—	67,171
Total	62	(5,932)	(865)	25,960

Balance as of September 30:
Current portion	2,170	(21,115)	343	(21,245)
Noncurrent portion	1,035	(46,189)	1,397	(38,676)
Total	$3,205	$(67,304)	$1,740	$(59,921)

As previously discussed in Note 3, the inclusion of PDVSA on the SDN List prevented us from providing services to PDVSA unless the sanctions were lifted or otherwise modified. As a result, in the first quarter of 2019 we accelerated the recognition of revenue totaling $16.3 million, representing the amount remaining from a third quarter 2018 settlement we entered into with PDVSA.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of September 30, 2020 (in thousands of dollars):

2020 (remaining)	$158,103
2021	473,097
2022	354,723
2023	264,150
2024	193,152
Thereafter	300,585
Total	$1,743,810

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer service contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$80,195	$81,287	$251,027	$227,058
Refined products and ammonia pipelines (excluding lessor revenues)	95,740	95,219	285,047	272,859
Total pipeline segment revenues from contracts with customers	175,935	176,506	536,074	499,917
Lessor revenues	275	2,667	1,925	8,000
Total pipeline segment revenues	176,210	179,173	537,999	507,917

Storage segment:
Throughput terminals	29,260	26,333	100,182	71,189
Storage terminals (excluding lessor revenues)	82,846	77,209	233,892	225,869
Total storage segment revenues from contracts with customers	112,106	103,542	334,074	297,058
Lessor revenues	10,329	10,193	30,985	30,580
Total storage segment revenues	122,435	113,735	365,059	327,638

Fuels marketing segment:
Revenues from contracts with customers	63,946	85,148	191,873	262,776

Consolidation and intersegment eliminations	—	—	(9)	(4)

Total revenues	$362,591	$378,056	$1,094,922	$1,098,327

5. DEBT

NuStar Logistics Senior Notes
Issuance of 5.75% and 6.375% Senior Notes. On September 14, 2020, NuStar Logistics issued $600.0 million of 5.75% senior notes due October 1, 2025 and $600.0 million of 6.375% senior notes due October 1, 2030. We received proceeds of $1,183.9 million, net of issuance costs of $16.1 million, which we used to repay outstanding borrowings under the Term Loan, along with early repayment premiums (discussed further below), as well as borrowings under our Revolving Credit Agreement, as defined below. The issuance of the 5.75% and 6.375% senior notes bolsters our liquidity to address our senior note maturities in early 2021 and 2022. The interest on the 5.75% and 6.375% senior notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021.

The 5.75% and 6.375% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 5.75% and 6.375% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit the ability of NuStar Logistics and its subsidiaries to, among other things, incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. The 5.75% and 6.375% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

At the option of NuStar Logistics, the 5.75% and 6.375% senior notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If we undergo a change of control, as defined in the supplemental indenture for the 5.75% and 6.375% senior notes, each holder of the notes may require us to repurchase all or a

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
portion of its notes at a price equal to 101% of the principal amount of the notes repurchased, plus any accrued and unpaid interest to the date of repurchase.

Senior Note Repayment. We repaid our $450.0 million of 4.8% senior notes due September 1, 2020 with borrowings under our Revolving Credit Agreement.

Current Maturities. We expect to fund senior note maturities in 2021 by utilizing borrowings under our Revolving Credit Agreement. Therefore, the senior note maturities in 2021 are classified as long-term debt.

Term Loan Credit Agreement
On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders. The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020 (the Initial Loan Funding Date). We utilized the proceeds from the Initial Loan, net of the original issue discount of $22.5 million (3.0% of the total commitment) and issuance costs of $14.4 million, to repay outstanding borrowings under our Revolving Credit Agreement. The Term Loan bolstered our liquidity to address near-term senior note maturities.

On September 16, 2020, we used a portion of the net proceeds from the issuance of the 5.75% and 6.375% senior notes to repay the $500.0 million of outstanding borrowings under the Term Loan and pay related early repayment premiums totaling $97.6 million. We also recognized costs of $40.3 million related to unamortized debt issuance costs, unamortized discount and a commitment fee, which resulted in a loss from extinguishment of debt of $137.9 million in the third quarter of 2020. An aggregate principal amount of $250.0 million remains available to be drawn on or prior to April 19, 2021.

Outstanding borrowings bear interest at an aggregate rate of 12.0% per annum, and the Term Loan is subject to a commitment fee in the amount of 5.0% per annum on the average daily undrawn amount of $250.0 million until April 19, 2021. The obligations under the Term Loan are guaranteed by NuStar Energy and NuPOP. The Term Loan contains customary covenants (including ratio requirements) regarding NuStar Energy and its subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement and also contains customary events of default.

If there are outstanding borrowings under the Term Loan, NuStar Logistics is required to make mandatory prepayment in an amount equal to 100.0% of the proceeds received as a result of certain events, subject to certain exclusions and adjustments, such as the incurrence of additional indebtedness (excluding additional borrowings under the Revolving Credit Agreement) and the issuance of equity securities, and is required to offer to make such a prepayment with respect to the sale of property or assets. Depending on the amount of time that has passed since the Initial Loan Funding Date, if there is a payment or prepayment (subject to certain exceptions), NuStar Logistics is required to pay, as liquidated damages and compensation for the costs of making funds available, a make-whole premium or similar amount. From the Initial Loan Funding Date through the 18-month anniversary of the Initial Loan Funding Date, such premium will be the sum of (i) the make-whole amount and (ii) 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. After the 18-month anniversary of the Initial Loan Funding Date through the 30-month anniversary of the Initial Loan Funding Date, such premium will be 6.25% of the aggregate principal amount of borrowings then paid, prepaid or accelerated. Prepayments accepted in connection with one or more asset sales of up to an aggregate amount of $250.0 million will be subject to a lower prepayment premium. There will be no premium for any prepayments of borrowings after the 30-month anniversary of the Initial Loan Funding Date.

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
The following table summarizes the GoZone Bonds outstanding after the reoffering and conversion:

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

NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries, to, among other things, create liens or enter into sale-leaseback transactions, consolidations, mergers or asset sales and (ii) a change of control provision that provides each holder the right to require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds upon a change of control at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.

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

As of September 30, 2020, we had $4.1 million of letters of credit and no borrowings outstanding under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a LIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In August of 2020, Moody’s Investor Service Inc. downgraded our credit rating from Ba2 to Ba3. This rating downgrade caused the interest rate on our Revolving Credit Agreement to increase by 0.25% effective August 2020. The Revolving Credit Agreement is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies.

For the rolling period of four quarters ending September 30, 2020, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. As of September 30, 2020, we had $995.9 million available for borrowing, and we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). On September 3, 2020, they amended the Receivables Financing Agreement to, among other things: (i) extend the maturity date from September 20, 2021 to September 20, 2023, (ii) reduce the amount available for borrowing from $125.0 million to $100.0 million, (iii) provide that the failure to satisfy the consolidated debt coverage ratio, as defined in the Revolving Credit Agreement, would constitute an Event of Default as defined in the Receivables Financing Agreement, and (iv) increase the interest rate. NuStar Finance’s sole activity consists of purchasing receivables from NuStar Energy’s wholly owned subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Energy provides a performance guarantee in connection with the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of September 30, 2020 was 2.3%. As of September 30, 2020, $94.5 million of our accounts receivable is included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $60.5 million as of September 30, 2020, which is included in “Long-term debt, less current portion” on the consolidated balance sheet.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $2.6 million and $3.7 million for contingent losses as of September 30, 2020 and December 31, 2019, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands of Dollars)
Loss recognized in other comprehensive income (loss) on derivative	$—	$(10,866)	$(30,291)	$(27,458)
Loss reclassified from AOCI into interest expense, net	$(1,372)	$(906)	$(2,897)	$(2,989)

As of September 30, 2020, we expect to reclassify a loss of $5.4 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

Recurring Fair Value Measurements. Prior to the termination of our forward-starting interest rate swaps in the second quarter of 2020, we estimated the fair value using discounted cash flows, which used observable inputs such as time to maturity and market interest rates and, therefore, we included the interest rate swaps in Level 2 of the fair value hierarchy. As of December 31, 2019, the fair value of our forward-starting interest rate swap agreements included in “Accrued liabilities” on our consolidated balance sheet was $19.2 million, with an aggregate notional amount of $250.0 million.

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

	September 30, 2020	December 31, 2019
	(Thousands of Dollars)
Fair value	$3,590,525	$3,442,001
Carrying amount	$3,543,307	$3,331,839

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

In October 2020, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on December 15, 2020.

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

In October 2020, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on December 15, 2020.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2020	$0.40	$43,678	November 6, 2020	November 13, 2020
June 30, 2020	$0.40	$43,678	August 7, 2020	August 13, 2020
March 31, 2020	$0.40	$43,730	May 11, 2020	May 15, 2020
December 31, 2019	$0.60	$65,128	February 10, 2020	February 14, 2020

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended September 30,
	2020				2019
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of July 1	$(47,962)	$(44,890)	$(8,603)	$(101,455)	$(44,431)	$(15,402)	$(7,830)	$(67,663)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	1,594	—	—	1,594	(1,066)	(10,866)	—	(11,932)
Net gain on pension costs reclassified into other income, net	—	—	(305)	(305)	—	—	(579)	(579)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,372	—	1,372	—	906	—	906
Other	—	—	3	3	—	—	7	7
Other comprehensive income (loss)	1,594	1,372	(302)	2,664	(1,066)	(9,960)	(572)	(11,598)
Balance as of September 30	$(46,368)	$(43,518)	$(8,905)	$(98,791)	$(45,497)	$(25,362)	$(8,402)	$(79,261)

	Nine Months Ended September 30,
	2020				2019
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(43,772)	$(16,124)	$(8,000)	$(67,896)	$(47,299)	$(893)	$(6,686)	$(54,878)
Other comprehensive income (loss):
Other comprehensive (loss) income before reclassification adjustments	(2,596)	(30,291)	—	(32,887)	1,802	(27,458)	—	(25,656)
Net gain on pension costs reclassified into other income, net	—	—	(915)	(915)	—	—	(1,736)	(1,736)
Net loss on cash flow hedges reclassified into interest expense, net	—	2,897	—	2,897	—	2,989	—	2,989
Other	—	—	10	10	—	—	20	20
Other comprehensive (loss) income	(2,596)	(27,394)	(905)	(30,895)	1,802	(24,469)	(1,716)	(24,383)
Balance as of September 30	$(46,368)	$(43,518)	$(8,905)	$(98,791)	$(45,497)	$(25,362)	$(8,402)	$(79,261)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net (loss) income	$(96,640)	$47,811	$(214,515)	$(184,101)
Distributions to preferred limited partners	(31,888)	(30,423)	(92,995)	(91,269)
Distributions to common limited partners	(43,678)	(64,660)	(131,086)	(194,008)
Distribution equivalent rights to restricted units	(502)	(607)	(1,510)	(1,892)
Distributions in excess of loss	$(172,708)	$(47,879)	$(440,106)	$(471,270)

Distributions to common limited partners	$43,678	$64,660	$131,086	$194,008
Allocation of distributions in excess of loss	(172,708)	(47,879)	(440,106)	(471,270)
Series D Preferred Unit accretion	(3,767)	(4,592)	(13,733)	(13,340)
Net (loss) income attributable to common units	$(132,797)	$12,189	$(322,753)	$(290,602)

Basic weighted-average common units outstanding	109,195,358	107,763,870	109,096,190	107,687,019

Diluted common units outstanding:
Basic weighted-average common units outstanding	109,195,358	107,763,870	109,096,190	107,687,019
Effect of dilutive potential common units	—	111,659	—	37,629
Diluted weighted-average common units outstanding	109,195,358	107,875,529	109,096,190	107,724,648

Basic and diluted net (loss) income per common unit	$(1.22)	$0.11	$(2.96)	$(2.70)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2020	2019
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$31,287	$(2,514)
Inventories	2,366	1,398
Other current assets	(11,468)	(6,368)
Increase (decrease) in current liabilities:
Accounts payable	(24,252)	1,559
Accrued interest payable	6,828	4,609
Accrued liabilities	(4,753)	(33,775)
Taxes other than income tax	4,546	(2,991)
Changes in current assets and current liabilities	$4,554	$(38,082)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•changes in the fair values of our interest rate swap agreements prior to termination;
•the effect of accrued compensation expense paid with fully vested common unit awards; and
•the recognition of lease liabilities upon the adoption of ASC Topic 842.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2020	2019
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$155,900	$128,670
Cash paid for income taxes, net of tax refunds received	$4,417	$6,876

As of September 30, 2020 and December 31, 2019, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	September 30, 2020	December 31, 2019
	(Thousands of Dollars)
Cash and cash equivalents	$55,494	$16,192
Other long-term assets, net	8,800	8,788
Cash, cash equivalents and restricted cash	$64,294	$24,980

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
Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Thousands of Dollars)
Revenues:
Pipeline	$176,210	$179,173	$537,999	$507,917
Storage	122,435	113,735	365,059	327,638
Fuels marketing	63,946	85,148	191,873	262,776
Consolidation and intersegment eliminations	—	—	(9)	(4)
Total revenues	$362,591	$378,056	$1,094,922	$1,098,327

Operating income (loss):
Pipeline	$83,821	$87,818	$32,878	$233,834
Storage	48,816	37,906	140,637	108,222
Fuels marketing	(31)	4,268	9,761	9,353
Consolidation and intersegment eliminations	—	—	—	(32)
Total segment operating income	132,606	129,992	183,276	351,377
General and administrative expenses	25,457	27,804	72,128	78,363
Other depreciation and amortization expense	2,105	2,216	6,462	6,154
Total operating income	$105,044	$99,972	$104,686	$266,860

Total assets by reportable segment were as follows:

	September 30, 2020	December 31, 2019
	(Thousands of Dollars)
Pipeline	$3,623,565	$3,884,819
Storage	2,033,196	2,082,832
Fuels marketing	24,636	31,064
Total segment assets	5,681,397	5,998,715
Other partnership assets	180,909	187,277
Total consolidated assets	$5,862,306	$6,185,992

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

Condensed Consolidating Balance Sheets
September 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$278	$35,503	$—	$19,713	$—	$55,494
Receivables, net	—	77	—	121,509	(4,853)	116,733
Inventories	—	2,013	3,625	4,379	—	10,017
Prepaid and other current assets	136	25,258	1,042	6,880	—	33,316
Intercompany receivable	—	1,219,683	—	461,420	(1,681,103)	—
Total current assets	414	1,282,534	4,667	613,901	(1,685,956)	215,560
Property, plant and equipment, net	—	2,013,927	594,592	1,464,991	—	4,073,510
Intangible assets, net	—	32,616	—	610,448	—	643,064
Goodwill	—	50,453	170,652	559,748	—	780,853
Investment in wholly owned subsidiaries	2,413,335	1,658,489	967,664	474,562	(5,514,050)	—
Other long-term assets, net	51	66,316	31,602	51,350	—	149,319
Total assets	$2,413,800	$5,104,335	$1,769,177	$3,775,000	$(7,200,006)	$5,862,306
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,687	$21,286	$7,545	$34,356	$—	$68,874
Short-term debt and current portion of finance leases	—	3,584	502	102	—	4,188
Accrued interest payable	—	44,721	6	26	—	44,753
Accrued liabilities	916	28,663	5,424	33,698	—	68,701
Taxes other than income tax	63	8,142	6,667	8,116	(4,853)	18,135
Intercompany payable	420,633	—	1,260,470	—	(1,681,103)	—
Total current liabilities	427,299	106,396	1,280,614	76,298	(1,685,956)	204,651
Long-term debt, less current portion	—	3,535,872	1,723	60,229	—	3,597,824
Deferred income tax liability	—	1,511	9	10,493	—	12,013
Other long-term liabilities	—	61,219	12,264	86,625	—	160,108
Series D preferred units	595,649	—	—	—	—	595,649
Total partners’ equity	1,390,852	1,399,337	474,567	3,541,355	(5,514,050)	1,292,061
Total liabilities, mezzanine equity and partners’ equity	$2,413,800	$5,104,335	$1,769,177	$3,775,000	$(7,200,006)	$5,862,306

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Balance Sheets
December 31, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$176	$24	$—	$15,992	$—	$16,192
Receivables, net	—	317	4	152,209	—	152,530
Inventories	—	1,953	4,821	5,619	—	12,393
Prepaid and other current assets	61	16,325	600	4,947	—	21,933
Intercompany receivable	—	1,276,839	—	610,298	(1,887,137)	—
Total current assets	237	1,295,458	5,425	789,065	(1,887,137)	203,048
Property, plant and equipment, net	—	2,058,530	612,128	1,448,321	—	4,118,979
Intangible assets, net	—	39,683	—	641,949	—	681,632
Goodwill	—	149,453	170,652	685,748	—	1,005,853
Investment in wholly owned subsidiaries	2,871,540	1,743,066	1,155,855	490,826	(6,261,287)	—
Other long-term assets, net	98	111,362	32,121	32,899	—	176,480
Total assets	$2,871,875	$5,397,552	$1,976,181	$4,088,808	$(8,148,424)	$6,185,992
Liabilities, Mezzanine Equity and Partners’ Equity
Accounts payable	$5,427	$42,064	$8,379	$53,964	$—	$109,834
Short-term debt and current portion of finance leases	—	9,722	299	25	—	10,046
Current portion of long-term debt	—	452,367	—	—	—	452,367
Accrued interest payable	—	37,888	4	33	—	37,925
Accrued liabilities	1,425	41,006	8,463	57,716	—	108,610
Taxes other than income tax	125	7,311	5,160	185	—	12,781
Intercompany payable	438,857	—	1,448,280	—	(1,887,137)	—
Total current liabilities	445,834	590,358	1,470,585	111,923	(1,887,137)	731,563
Long-term debt, less current portion	—	2,871,786	1,127	62,005	—	2,934,918
Deferred income tax liability	—	1,499	10	10,918	—	12,427
Other long-term liabilities	—	65,577	13,774	69,588	—	148,939
Series D preferred units	581,935	—	—	—	—	581,935
Total partners’ equity	1,844,106	1,868,332	490,685	3,834,374	(6,261,287)	1,776,210
Total liabilities, mezzanine equity and partners’ equity	$2,871,875	$5,397,552	$1,976,181	$4,088,808	$(8,148,424)	$6,185,992

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Three Months Ended September 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$136,963	$58,058	$167,674	$(104)	$362,591
Costs and expenses	343	84,783	36,800	135,725	(104)	257,547
Operating (loss) income	(343)	52,180	21,258	31,949	—	105,044
Equity in (loss) earnings of subsidiaries	(96,311)	22,126	14,818	32,832	26,535	—
Interest income (expense), net	14	(64,879)	478	222	—	(64,165)
Loss on extinguishment of debt	—	(137,904)	—	—	—	(137,904)
Other income (expense), net	—	625	(3,737)	1,714	—	(1,398)
(Loss) income before income tax expense (benefit)	(96,640)	(127,852)	32,817	66,717	26,535	(98,423)
Income tax expense (benefit)	—	1,079	4	(2,866)	—	(1,783)
Net (loss) income	$(96,640)	$(128,931)	$32,813	$69,583	$26,535	$(96,640)

Comprehensive (loss) income	$(96,640)	$(127,559)	$32,813	$70,875	$26,535	$(93,976)

Condensed Consolidating Statements of Comprehensive Income
For the Three Months Ended September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$138,159	$59,093	$180,895	$(91)	$378,056
Costs and expenses	517	86,742	37,872	153,044	(91)	278,084
Operating (loss) income	(517)	51,417	21,221	27,851	—	99,972
Equity in earnings of subsidiaries	53,001	12,690	16,428	36,163	(118,282)	—
Interest income (expense), net	104	(47,741)	(1,683)	2,418	—	(46,902)
Other income (expense), net	—	737	196	(325)	—	608
Income from continuing operations before income tax expense	52,588	17,103	36,162	66,107	(118,282)	53,678
Income tax expense	—	124	—	966	—	1,090
Income from continuing operations	52,588	16,979	36,162	65,141	(118,282)	52,588
Loss from discontinued operations, net of tax (a)	(4,777)	—	(4,776)	(9,553)	14,329	(4,777)
Net income	$47,811	$16,979	$31,386	$55,588	$(103,953)	$47,811

Comprehensive income	$47,811	$7,019	$31,386	$53,950	$(103,953)	$36,213
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$428,158	$182,285	$484,829	$(350)	$1,094,922
Costs and expenses	1,670	348,490	114,971	525,455	(350)	990,236
Operating (loss) income	(1,670)	79,668	67,314	(40,626)	—	104,686
Equity in (loss) earnings of subsidiaries	(212,946)	(84,577)	41,895	106,510	149,118	—
Interest income (expense), net	101	(173,188)	604	1,325	—	(171,158)
Loss on extinguishment of debt	—	(141,746)	—	—	—	(141,746)
Other income (expense), net	—	2,311	(3,297)	(4,685)	—	(5,671)
(Loss) income before income tax expense (benefit)	(214,515)	(317,532)	106,516	62,524	149,118	(213,889)
Income tax expense (benefit)	—	1,440	5	(819)	—	626
Net (loss) income	(214,515)	(318,972)	106,511	63,343	149,118	(214,515)

Comprehensive (loss) income	$(214,515)	$(346,366)	$106,511	$59,842	$149,118	$(245,410)

Condensed Consolidating Statements of Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$385,850	$181,898	$531,042	$(463)	$1,098,327
Costs and expenses	1,892	247,182	115,157	467,699	(463)	831,467
Operating (loss) income	(1,892)	138,668	66,741	63,343	—	266,860
Equity in earnings of subsidiaries	129,991	25,019	42,951	104,787	(302,748)	—
Interest income (expense), net	329	(140,213)	(5,456)	8,454	—	(136,886)
Other income (expense), net	—	2,234	551	(765)	—	2,020
Income from continuing operations before income tax expense (benefit)	128,428	25,708	104,787	175,819	(302,748)	131,994
Income tax expense (benefit)	2	(228)	1	3,793	—	3,568
Income from continuing operations	128,426	25,936	104,786	172,026	(302,748)	128,426
(Loss) income from discontinued operations, net of tax (a)	(312,527)	7,912	(320,439)	(640,877)	953,404	(312,527)
Net (loss) income	$(184,101)	$33,848	$(215,653)	$(468,851)	$650,656	$(184,101)

Comprehensive (loss) income	$(184,101)	$9,379	$(215,653)	$(468,765)	$650,656	$(208,484)
(a) Includes equity in earnings (loss) of subsidiaries related to discontinued operations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2020
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$243,088	$106,852	$323,357	$317,549	$(597,987)	$392,859
Cash flows from investing activities:
Capital expenditures	—	(40,996)	(12,671)	(86,675)	—	(140,342)
Change in accounts payable related to capital expenditures	—	(13,198)	(194)	(2,470)	—	(15,862)
Proceeds from sale or disposition of assets	—	392	148	5,364	—	5,904
Net cash used in investing activities	—	(53,802)	(12,717)	(83,781)	—	(150,300)
Cash flows from financing activities:
Note offerings, net of issuance costs	—	1,183,942	—	—	—	1,183,942
Other debt borrowings	—	1,365,993	—	29,100	—	1,395,093
Debt repayments, including debt extinguishment costs	—	(2,431,585)	—	(30,800)	—	(2,462,385)
Distributions to preferred unitholders	(92,734)	(46,367)	(46,367)	(46,372)	139,106	(92,734)
Distributions to common unitholders	(152,525)	(76,262)	(76,262)	(76,271)	228,795	(152,525)
Payments for termination of interest rate swaps	—	(49,225)	—	—	—	(49,225)
Distributions to affiliates	—	—	—	(230,086)	230,086	—
Net intercompany activity	12,816	49,652	(187,669)	125,201	—	—
Payment of tax withholding for unit-based compensation	(8,821)	—	—	—	—	(8,821)
Other, net	(1,722)	(13,707)	(342)	(439)	—	(16,210)
Net cash used in financing activities	(242,986)	(17,559)	(310,640)	(229,667)	597,987	(202,865)
Effect of foreign exchange rate changes on cash	—	—	—	(380)	—	(380)
Net increase in cash, cash equivalents and restricted cash	102	35,491	—	3,721	—	39,314
Cash, cash equivalents and restricted cash as of the beginning of the period	176	8,812	—	15,992	—	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$278	$44,303	$—	$19,713	$—	$64,294

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2019
(Thousands of Dollars)

	NuStar Energy	NuStar Logistics	NuPOP	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$281,988	$109,849	$88,654	$301,613	$(427,443)	$354,661
Cash flows from investing activities:
Capital expenditures	—	(215,031)	(18,451)	(201,561)	—	(435,043)
Change in accounts payable related to capital expenditures	—	1,539	(878)	(13,302)	—	(12,641)
Proceeds from sale or disposition of assets	—	166	34	114	—	314
Proceeds from sale of St. Eustatius operations	—	—	—	227,709	—	227,709
Investment in subsidiaries	—	(11,999)	—	—	11,999	—
Other, net	—	—	—	(1,100)	—	(1,100)
Net cash (used in) provided by investing activities	—	(225,325)	(19,295)	11,860	11,999	(220,761)
Cash flows from financing activities:
Note offerings, net of issuance costs	—	491,588	—	—	—	491,588
Other debt borrowings	—	790,000	—	28,900	—	818,900
Debt repayments	—	(1,097,000)	—	(34,100)	—	(1,131,100)
Distributions to preferred unitholders	(91,269)	(45,635)	(45,635)	(45,640)	136,910	(91,269)
Distributions to common unitholders	(193,683)	(96,841)	(96,841)	(96,851)	290,533	(193,683)
Contributions from affiliates	—	—	—	11,999	(11,999)	—
Net intercompany activity	10,025	92,218	73,196	(175,439)	—	—
Payment of tax withholding for unit-based compensation	(6,578)	—	—	—	—	(6,578)
Other, net	(1,648)	(10,108)	(79)	(124)	—	(11,959)
Net cash (used in) provided by financing activities	(283,153)	124,222	(69,359)	(311,255)	415,444	(124,101)
Effect of foreign exchange rate changes on cash	—	—	—	681	—	681
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,165)	8,746	—	2,899	—	10,480
Cash, cash equivalents and restricted cash as of the beginning of the period	1,255	51	—	12,338	—	13,644
Cash, cash equivalents and restricted cash as of the end of the period	$90	$8,797	$—	$15,237	$—	$24,124

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14. SUBSEQUENT EVENT

On November 1, 2020, we entered into a Stock Purchase and Sale Agreement to sell the equity interests in NuStar’s wholly owned subsidiaries that own two terminals in Texas City, TX for $106.0 million, subject to adjustment. During October 2020, sale negotiations with potential buyers progressed significantly and our Board of Directors approved the potential sale. The two terminals have an aggregate storage capacity of 3.0 million barrels and are included in our storage segment. We expect to complete the sale before the end of the year and will utilize the sales proceeds to improve our debt metrics. Because the book value of these terminals exceeds the agreed purchase price, we expect to record a non-cash loss of $25.0 million to $30.0 million at closing.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, the decline in economic activity and the actions by oil producing nations on our business, as well as the timing of, expected use of proceeds from and the other anticipated benefits from the sale of our Texas City terminals. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this Quarterly Report on Form 10-Q, as well as our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Recent Developments
Agreement to Sell Terminals in Texas City, TX. On November 1, 2020, we entered into a Stock Purchase and Sale Agreement to sell the equity interests in NuStar’s wholly owned subsidiaries that own two terminals in Texas City, TX for $106.0 million, subject to adjustment. The two terminals have an aggregate storage capacity of 3.0 million barrels and are included in our storage segment. We expect to complete the sale before the end of the year and will utilize the sales proceeds to improve our debt metrics. Because the book value of these terminals exceeds the agreed purchase price, we expect to record a non-cash loss of $25.0 million to $30.0 million at closing.

Senior Notes. On September 14, 2020, NuStar Logistics, L.P., our wholly owned subsidiary (NuStar Logistics), issued $600.0 million of 5.75% senior notes due October 1, 2025 and $600.0 million of 6.375% senior notes due October 1, 2030. We received net proceeds of approximately $1.2 billion, which we used to repay outstanding borrowings under the Term Loan, as defined below, as well as outstanding borrowings under our revolving credit agreement. On September 1, 2020, we repaid our $450.0 million of 4.8% senior notes at maturity with borrowings under our revolving credit agreement. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Term Loan Credit Agreement. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term

Loan). The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020, leaving an additional aggregate principal amount of $250.0 million, which NuStar Logistics may elect to draw, on or prior to April 19, 2021. On September 16, 2020, we repaid the $500.0 million of outstanding borrowings under the Term Loan, along with certain contractual premiums, and recognized a loss of $137.9 million in the third quarter of 2020. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

COVID-19 and OPEC+ Actions. The coronavirus, or COVID-19, which was first identified in North America during the first quarter of 2020, has had a severe negative impact on global economic activity, as government authorities instituted stay-home orders, business closures and other measures to reduce the spread of the virus, and people around the world ceased or altered their usual day-to-day activities. The scale of this decrease in economic activity has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. In the second and third quarters, crude oil prices stabilized somewhat but have remained low compared to recent years.

The uncertainty surrounding the ongoing impact of the pandemic and OPEC+ over-supply combined to undermine financial markets around the world, including U.S. equity and debt markets, and contributed to precipitous drops in value and historically high volatility across many sectors. These adverse conditions also led to a decline in our unit price and market capitalization in March 2020, and, due to that decline, we recorded a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information about the goodwill impairment, including our method for determining the fair value of the reporting units.

Beginning in March 2020, the COVID-19 pandemic caused lower consumer gasoline demand, which in turn depressed utilization rates at refineries across the country, including those our assets serve, and lower crude oil prices from over-supply across global oil markets undermined drilling and production in U.S. shale plays, including in the Permian and Eagle Ford Basins, where our Permian and South Texas Crude Systems are located. Together, reduced demand for refined products, lower refinery utilization and lower drilling activity resulted in reduced demand for and utilization of our assets; however, fortunately, our operations have been partially insulated from these negative conditions by strong agricultural demand, stable diesel demand, our minimum throughput agreements, the resiliency of our Permian assets and the basin overall, as well as our contracted rates for storage and new storage contracts from contango market conditions in March and April.

Although the continuing impact of the COVID-19 pandemic and actions by OPEC+ have depressed global economic activity, which has had a negative impact on our results of operations, particularly during the second quarter, we began to see some initial signs of recovery and rebound in June, which improved our results of operations for the third quarter of 2020. However, cases of COVID-19 started to rise again across the country in October, and uncertainty regarding the duration, severity and lingering impact on economic activity from the COVID-19 pandemic and future production decisions by OPEC+ make it difficult to predict the country’s return to sustained, stable economic improvement and growth.

Trends and Outlook
In March, in response to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions by OPEC+, we took measures to ensure we continue to conduct business, operate safely and maintain a safe working environment for our employees, whether working remotely or on-site at our locations across North America. We have implemented social distancing through revised shift schedules, work from home policies and designated remote work locations where appropriate, restricted non-essential business travel and began requiring self-screening for employees and contractors. At this time, we have not incurred, and we do not expect to incur in the future, significant expenses related to business continuity as a result of these measures. Because the number of cases of COVID-19 fluctuates across North America, we are closely monitoring each of our locations to ensure the safety of our employees as well as the operational functionality of each location.

Throughout 2020, we took several important steps to improve our liquidity and financial flexibility. We began preserving and enhancing our liquidity by cutting spending to preserve cash and completed several financing arrangements to address our near-term debt maturities and bolster our liquidity. Specifically, we reduced our 2020 planned capital expenditures, our controllable and operating expenses for the full-year 2020 and our common unit distribution, beginning with the distribution related to the first quarter of 2020.

The geographic location of our assets and the products we transport has mitigated some of the negative impact from COVID-19 demand destruction. For example, our refined product pipelines are located mainly in Texas, where the stay-home orders began being lifted at the beginning of May, and in the Midwest, where demand has been insulated by lower-density population centers and continued strong agricultural demand. In addition, while gasoline demand initially declined, on average, across our refined product systems, we have recently seen demand recover to prior-year levels. Furthermore, diesel demand in the markets we serve has remained stable throughout the year, mainly supported by trucking demand, for delivery of supplies across the country, and agricultural demand. However, a significant spike in COVID-19 cases in the markets our assets serve could undermine demand and result in lower utilization of our assets. Our crude oil pipelines are somewhat insulated by minimum volume commitments on certain systems, but we do expect lower throughputs, compared to our expectations at the beginning of 2020, on our crude oil pipelines that serve producer demand in shale plays, especially in the Permian Basin, as the decline in the price of crude oil has caused producers to reduce drilling activity. While the crude oil price has depressed production growth in the Permian Basin in the near-term, we believe the Permian Basin, and our system in particular, has geological advantages over other shale plays, including lower production costs and higher product quality, that should benefit our assets as crude demand, price and production begin to recover. Although the price of crude oil remains low compared to recent years, we believe it currently supports the completion of drilled yet unfinished wells, or DUCs, by producers in the Permian Basin for at least one to two years, even if the price of crude oil dips below current levels, due to the Permian Basin’s low break-even point. This drilling activity, which has recently driven, and may continue to drive, increased throughputs on our system, has served to mute the negative effect from declines in the price of crude oil.

While overall demand for refined petroleum products is still recovering from the precipitous decline during the second quarter in the wake of lockdowns across the country, the impact of lower economic activity on our assets is somewhat mitigated by our minimum volume commitments on certain pipeline assets, as well as our storage segment, including our contracted rates for storage and minimum throughput agreements. In addition, we continue to benefit from the oil market conditions that emerged in March and April, which resulted in contango, which occurs when the current prices of oil is lower than the expected future price. This past spring’s contango market increased demand for crude storage, and we were able to enter into additional terminal contracts resulting in the lease of all of our available storage capacity across our asset footprint.

Since current conditions emerged in March, we have made significant reductions in our expenses and our planned spending for capital projects in 2020. We plan to continue to manage our operations with fiscal discipline in this turbulent environment and to evaluate divestitures of non-core assets to reduce leverage. For the full year 2021, we expect operating results to be comparable to 2020.

Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts to the economy, as well as uncertainty surrounding future production decisions by OPEC+, continue to cause volatility and could have a significant impact on management’s estimates and assumptions in 2020 and beyond.

Other Events
Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. For the nine months ended September 30, 2020, we received insurance proceeds of $35.0 million. Gains from business interruption insurance of $3.6 million and $6.7 million, for the three and nine months ended September 30, 2020, respectively, are included in “Operating expenses” in the condensed consolidated statements of comprehensive loss. Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs in excess of the insurance deductibles.

Completed Projects. In the third quarter of 2019, we completed three major projects: (i) the construction of a 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal to transport volumes from the Permian Basin to Corpus Christi, Texas for export, (ii) an expansion project on our Valley Pipeline System, which originates in Corpus Christi and runs south to the Rio Grande Valley, and (iii) the reactivation of our refined products pipeline in South Texas to transport diesel to our Nuevo Laredo terminal in Mexico. In connection with the project to transport diesel to Mexico, we completed an expansion project at the Nuevo Laredo terminal at the end of the first quarter of 2020.

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

The unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2019 reflect the St. Eustatius Operations as discontinued operations. The consolidated statement of cash flows for the nine months ended September 30, 2019 has not been adjusted to separately disclose cash flows related to discontinued

operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on discontinued operations.

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

Pipeline. We own 3,205 miles of refined product pipelines and 2,200 miles of crude oil pipelines, as well as 5.6 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Three Months Ended September 30,		Change
	2020	2019
Statement of Income Data:
Revenues:
Service revenues	$295,621	$289,258	$6,363
Product sales	66,970	88,798	(21,828)
Total revenues	362,591	378,056	(15,465)

Costs and expenses:
Costs associated with service revenues	166,008	167,184	(1,176)
Cost of product sales	63,977	80,880	(16,903)
General and administrative expenses	25,457	27,804	(2,347)
Other depreciation and amortization expense	2,105	2,216	(111)
Total costs and expenses	257,547	278,084	(20,537)

Operating income	105,044	99,972	5,072
Interest expense, net	(64,165)	(46,902)	(17,263)
Loss on extinguishment of debt	(137,904)	—	(137,904)
Other (expense) income, net	(1,398)	608	(2,006)
(Loss) income from continuing operations before income tax (benefit) expense	(98,423)	53,678	(152,101)
Income tax (benefit) expense	(1,783)	1,090	(2,873)
(Loss) income from continuing operations	(96,640)	52,588	(149,228)
Loss from discontinued operations, net of tax	—	(4,777)	4,777
Net (loss) income	$(96,640)	$47,811	$(144,451)
Basic and diluted net (loss) income per common unit:
Continuing operations	$(1.22)	$0.15	$(1.37)
Discontinued operations	—	(0.04)	0.04
Total	$(1.22)	$0.11	$(1.33)

Overview
Operating income for the three months ended September 30, 2020 increased by $5.1 million, compared to the three months ended September 30, 2019, as a result of increased operating income from the storage segment, which was partially offset by decreased operating income from the fuels marketing and pipeline segments.

However, we recorded a net loss of $96.6 million for the three months ended September 30, 2020, compared to net income of $47.8 million for the three months ended September 30, 2019, mainly due to a loss of $137.9 million on the repayment of $500.0 million of borrowings outstanding on the Term Loan in September 2020 and increased interest expense primarily resulting from the Term Loan, which we entered into in April 2020. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the Term Loan.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Three Months Ended September 30,		Change
	2020	2019
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,235,176	1,218,913	16,263
Refined products and ammonia pipelines throughput (barrels/day)	516,295	554,276	(37,981)
Total throughput (barrels/day)	1,751,471	1,773,189	(21,718)
Throughput and other revenues	$176,210	$179,173	$(2,963)
Operating expenses	47,121	49,409	(2,288)
Depreciation and amortization expense	45,268	41,946	3,322
Segment operating income	$83,821	$87,818	$(3,997)
Storage:
Throughput (barrels/day)	466,229	438,999	27,230
Throughput terminal revenues	$29,260	$26,333	$2,927
Storage terminal revenues	93,175	87,402	5,773
Total revenues	122,435	113,735	8,700
Operating expenses	48,407	51,443	(3,036)
Depreciation and amortization expense	25,212	24,386	826
Segment operating income	$48,816	$37,906	$10,910
Fuels Marketing:
Product sales	$63,946	$85,148	$(21,202)
Cost of goods	63,161	80,046	(16,885)
Gross margin	785	5,102	(4,317)
Operating expenses	816	834	(18)
Segment operating (loss) income	$(31)	$4,268	$(4,299)
Consolidated Information:
Revenues	$362,591	$378,056	$(15,465)
Costs associated with service revenues:
Operating expenses	95,528	100,852	(5,324)
Depreciation and amortization expense	70,480	66,332	4,148
Total costs associated with service revenues	166,008	167,184	(1,176)
Cost of product sales	63,977	80,880	(16,903)
Segment operating income	132,606	129,992	2,614
General and administrative expenses	25,457	27,804	(2,347)
Other depreciation and amortization expense	2,105	2,216	(111)
Consolidated operating income	$105,044	$99,972	$5,072

Pipeline
Total revenues decreased $3.0 million and throughputs decreased 21,718 barrels per day for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. In the third quarter of 2020, the negative impacts from COVID-19 resulted in lower overall demand on our crude and refined product pipelines. These unfavorable market conditions led to the following:
•a decrease in revenues of $5.5 million and a decrease in throughputs of 40,519 barrels per day on our McKee System pipelines;
•a decrease in revenues of $3.1 million and a decrease in throughputs of 9,636 barrels per day on our Corpus Christi Crude System, mainly as a result of lower volumes from the Eagle Ford due to the demand decline in the third quarter of 2020, partially offset by increased revenues resulting from the completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019 and the completion of a new pipeline connection in the fourth quarter of 2019; and
•a decrease in revenues of $2.4 million on our Houston pipeline due to a reduction in the lease rate and the expiration of the customer contract.

The decline in revenues was partially offset by the following:
•an increase in revenues of $4.6 million and an increase in throughputs of 8,158 barrels per day on our Valley Pipeline System, mainly due to customer contracts related to the completion of an expansion project in the third quarter of 2019; and
•an increase in revenues of $2.4 million and an increase in throughputs of 45,389 barrels per day on our Permian Crude System due to the completion of new pipeline connections with higher tariffs and expansion projects, despite the market conditions described above that negatively affected throughput in the third quarter of 2020.

In addition, despite an overall decrease in throughputs of 13,550 barrels per day on our East Pipeline System, revenue was comparable for the three months ended September 30, 2020 and the three months ended September 30, 2019 due to more long-haul volumes at higher rates.

Operating expenses decreased $2.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to a decrease in power and rental costs of $3.3 million across multiple pipelines as a result of lower throughputs and the addition of permanent power on our Permian Crude System, partially offset by an increase in ad valorem taxes of $0.9 million.

Depreciation and amortization expense increased $3.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to the completion of three major projects in the third quarter of 2019 on our Valley Pipeline System, Three Rivers System and Corpus Christi Crude System, along with completed projects on our Permian Crude System.

Storage
Throughput terminal revenues increased $2.9 million and throughputs increased 27,230 barrels per day for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Throughput terminal revenues increased $4.4 million and throughputs increased 57,794 barrels per day at our Corpus Christi North Beach terminal, mainly due to completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019, partially offset by a decline in demand. These increases were partially offset by decreased revenues of $1.5 million and decreased throughputs of 30,486 barrels per day on our Central West Terminals due to lower demand.

Storage terminal revenues increased $5.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the following:
•an increase in revenues of $1.7 million at our Central West Terminals, mainly due to completed projects at our Nuevo Laredo terminal that began early service in the third quarter of 2019 and was at full service at the end of the first quarter of 2020;
•an increase in revenues of $1.7 million at our Point Tupper and North East terminals, primarily due to an increase in customer base and rate escalations, partially offset by a decrease in reimbursable revenues; and
•an increase in revenues of $1.6 million at our Gulf Coast Terminals, mainly due to an increase in customer base at our Texas City and Jacksonville terminals and increased reimbursable revenue at our St. James terminal.

Operating expenses decreased $3.0 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the business interruption insurance recovery of $3.6 million in the third quarter of 2020 related to the fire at our Selby terminal in the fourth quarter of 2019, a decrease in compensation expenses of $1.3 million across various terminals in the third quarter of 2020 and a decrease of $1.1 million due to legal reserves accrued in 2019. These decreases were partially offset by an increase in insurance expense of $1.9 million due to higher premiums and higher environmental expenses of $1.4 million due to remediation projects.

Depreciation and amortization expense increased $0.8 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to completed projects associated with our Nuevo Laredo terminal.

Fuels Marketing
Segment operating income decreased by $4.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to lower gross margins from our bunkering and blending operations.

General
General and administrative expenses decreased $2.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, mainly due to lower compensation costs.

Interest expense, net, increased $17.3 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily due to the Term Loan we entered into in April 2020.

We recorded other expense, net of $1.4 million for the three months ended September 30, 2020, compared to other income, net of $0.6 million for the three months ended September 30, 2019, primarily due to a loss of $4.0 million related to an asset retirement in 2020, partially offset by changes in foreign currency gains and losses.

We recorded an income tax benefit of $1.8 million for the three months ended September 30, 2020, compared to income tax expense of $1.1 million for the three months ended September 30, 2019 primarily due to Texas margin tax refunds.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Financial Highlights
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Nine Months Ended September 30,		Change
	2020	2019
Statement of Income Data:
Revenues:
Service revenues	$896,518	$830,757	$65,761
Product sales	198,404	267,570	(69,166)
Total revenues	1,094,922	1,098,327	(3,405)

Costs and expenses:
Costs associated with service revenues	504,543	493,499	11,044
Cost of product sales	182,103	253,451	(71,348)
Goodwill impairment loss	225,000	—	225,000
General and administrative expenses	72,128	78,363	(6,235)
Other depreciation and amortization expense	6,462	6,154	308
Total costs and expenses	990,236	831,467	158,769

Operating income	104,686	266,860	(162,174)
Interest expense, net	(171,158)	(136,886)	(34,272)
Loss on extinguishment of debt	(141,746)	—	(141,746)
Other (expense) income, net	(5,671)	2,020	(7,691)
(Loss) income from continuing operations before income tax expense	(213,889)	131,994	(345,883)
Income tax expense	626	3,568	(2,942)
(Loss) income from continuing operations	(214,515)	128,426	(342,941)
Loss from discontinued operations, net of tax	—	(312,527)	312,527
Net loss	$(214,515)	$(184,101)	$(30,414)
Basic and diluted net (loss) income per common unit:
Continuing operations	$(2.96)	$0.20	$(3.16)
Discontinued operations	—	(2.90)	2.90
Total	$(2.96)	$(2.70)	$(0.26)

Overview
We incurred a loss from continuing operations of $214.5 million for the nine months ended September 30, 2020, compared to income from continuing operations of $128.4 million for the nine months ended September 30, 2019, mainly due to a non-cash goodwill impairment charge of $225.0 million in the first quarter of 2020 related to our crude oil pipelines reporting unit, a loss of $141.7 million primarily resulting from the early repayment of $500.00 million of borrowings outstanding under the Term Loan in the third quarter of 2020 and increased interest expense resulting from the Term Loan, which we entered into in April 2020. Excluding the goodwill impairment charge, operating income increased for all our segments for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

For the nine months ended September 30, 2019, loss from discontinued operations, net of tax, includes impairment charges totaling $336.8 million related to the St. Eustatius Operations. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the impairments charges.

Segment Operating Highlights
(Thousands of Dollars, Except Barrels/Day Information)

	Nine Months Ended September 30,		Change
	2020	2019
Pipeline:
Crude oil pipelines throughput (barrels/day)	1,276,834	1,109,856	166,978
Refined products and ammonia pipelines throughput (barrels/day)	521,118	542,713	(21,595)
Total throughput (barrels/day)	1,797,952	1,652,569	145,383
Throughput and other revenues	$537,999	$507,917	$30,082
Operating expenses	147,466	150,437	(2,971)
Depreciation and amortization expense	132,655	123,646	9,009
Goodwill impairment loss	225,000	—	225,000
Segment operating income	$32,878	$233,834	$(200,956)
Storage:
Throughput (barrels/day)	497,634	400,060	97,574
Throughput terminal revenues	$100,182	$71,189	$28,993
Storage terminal revenues	264,877	256,449	8,428
Total revenues	365,059	327,638	37,421
Operating expenses	149,322	146,921	2,401
Depreciation and amortization expense	75,100	72,495	2,605
Segment operating income	$140,637	$108,222	$32,415
Fuels Marketing:
Product sales	$191,873	$262,776	$(70,903)
Cost of goods	180,230	251,349	(71,119)
Gross margin	11,643	11,427	216
Operating expenses	1,882	2,074	(192)
Segment operating income	$9,761	$9,353	$408
Consolidation and Intersegment Eliminations:
Revenues	$(9)	$(4)	$(5)
Cost of goods	(9)	28	(37)
Total	$—	$(32)	$32
Consolidated Information:
Revenues	$1,094,922	$1,098,327	$(3,405)
Costs associated with service revenues:
Operating expenses	296,788	297,358	(570)
Depreciation and amortization expense	207,755	196,141	11,614
Total costs associated with service revenues	504,543	493,499	11,044
Cost of product sales	182,103	253,451	(71,348)
Goodwill impairment loss	225,000	—	225,000
Segment operating income	183,276	351,377	(168,101)
General and administrative expenses	72,128	78,363	(6,235)
Other depreciation and amortization expense	6,462	6,154	308
Consolidated operating income	$104,686	$266,860	$(162,174)

Pipeline
Despite the negative impacts from COVID-19 and actions by OPEC+, which resulted in lower overall demand on our crude and refined product pipelines in the second and third quarters of 2020, pipeline segment revenues increased $30.1 million and throughputs increased 145,383 barrels per day for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following:
•an increase in revenues of $17.9 million and an increase in throughputs of 56,014 barrels per day on our Permian Crude System due to the completion of new pipeline connections with higher tariffs and expansion projects, despite the market conditions described above that negatively affected throughput in the second and third quarters of 2020;
•an increase in revenues of $16.0 million and an increase in throughputs of 8,151 barrels per day on our Valley Pipeline System, mainly due to customer contracts related to the completion of an expansion project in the third quarter of 2019;
•an increase in revenues of $3.8 million and an increase in throughputs of 131,350 barrels per day on our Corpus Christi Crude System, mainly due to the completion of the 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal in the third quarter of 2019, and the completion of a new pipeline connection in the fourth quarter of 2019;
•an increase in revenues of $3.4 million and an increase in throughputs of 1,973 barrels per day on our Three Rivers System, mainly due to the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which began early service in the third quarter of 2019 and was at full service at the end of the first quarter of 2020; and
•an increase in revenues of $3.3 million, despite an overall decrease in throughputs of 5,829 barrels per day, on our Ammonia Pipeline and East Pipeline System combined, primarily due to more long-haul volumes at higher rates.

These increases were partially offset by:
•a decrease in revenues of $8.4 million and a decrease in throughputs of 33,719 barrels per day on our McKee System pipelines as a result of lower demand in the second and third quarters of 2020; and
•a decrease in revenues of $6.1 million on our Houston pipeline due to a reduction in the lease rate and the expiration of the customer contract.

Operating expenses decreased $3.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to a decrease in power and rental costs of $6.0 million across multiple pipelines, resulting from lower throughputs and the addition of permanent power on our Permian Crude System. In addition, bad debt expense decreased $2.2 million. These decreases were partially offset by:
•higher ad valorem taxes of $1.9 million, due to a 2019 settlement and an overall increase in 2020;
•an increase of $1.3 million in insurance expenses due to higher premiums; and
•an increase of $1.1 million in maintenance and regulatory expenses across various pipelines.

Depreciation and amortization expense increased $9.0 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to the completion of three major projects in the third quarter of 2019 on our Valley Pipeline System, Three Rivers System and Corpus Christi Crude System, along with projects on our Permian Crude System.

Storage
Throughput terminal revenues increased $29.0 million, while throughputs increased 97,574 barrels per day for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to an increase in throughput terminal revenues of $33.5 million and an increase in throughputs of 129,980 barrels per day at our Corpus Christi North Beach terminal, consistent with higher volumes on our Corpus Christi Crude Pipeline System. These increases were partially offset by a decrease in revenues of $4.5 million and a decrease in throughputs of 32,339 barrels per day at our Central West Terminals, mainly due to lower demand in the second and third quarters of 2020.

Storage terminal revenues increased $8.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 mainly due to the following:
•an increase in revenues of $6.3 million at our Gulf Coast Terminals, mainly due to rate escalations, new customer contracts and higher reimbursable revenues and ancillary fees at our Texas City terminal;
•an increase in revenues of $3.5 million at our Central West Terminals, mainly due to completed projects at our Nuevo Laredo terminal that began early service in the third quarter of 2019 and was at full service at the end of the first quarter of 2020; and
•an increase in revenues of $2.9 million at our West Coast Terminals, primarily due to new contracts and rate escalations related to completed projects at our Stockton and Selby terminals.

These increases were partially offset by a decrease in revenues of $4.1 million at our North East Terminals, mainly due to a decrease in customer base at our Linden terminal.

Operating expenses increased $2.4 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following;
•an increase in reimbursable expense of $5.4 million, resulting mainly from increased dockage and wharfage activity at our Corpus Christi North Beach terminal and increased customer activity at our Texas City terminal;
•an increase in insurance expenses of $3.5 million due to higher premiums; and
•an increase in environmental expense of $2.0 million due to remediation projects.

These increases were partially offset by the business interruption insurance recovery of $6.7 million in 2020 related to the fire at our Selby terminal in the fourth quarter of 2019 and a decrease in overhead expenses of $1.5 million.

Depreciation and amortization expense increased $2.6 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to the completion of the Nuevo Laredo terminal project and other various projects.

General
General and administrative expenses decreased $6.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, mainly due to lower compensation costs and lower discretionary expenses.

Interest expense, net, increased $34.3 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the Term Loan we entered into in April 2020.

We recorded other expense, net of $5.7 million for the nine months ended September 30, 2020, compared to other income, net of $2.0 million for the nine months ended September 30, 2019, mainly resulting from foreign currency losses in 2020.

Income tax expense decreased $2.9 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to Texas margin tax refunds.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary cash requirements are for debt service, distributions to our partners, capital expenditures and operating expenses. Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners each quarter. “Available Cash” is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors, subject to requirements for distributions for our preferred units.

Each year, our objective is to fund our reliability capital expenditures and distribution requirements with net cash provided by operating activities during that year. If we do not generate sufficient cash from operations to meet that objective, we can use cash on hand or other sources of cash flow, which in the past have primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through debt or equity offerings. In recent years, we have funded our strategic capital expenditures primarily from borrowings under our revolving credit agreement, funds raised through debt or equity offerings and/or sales of non-strategic assets. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control, including our ability to access such markets with the continued uncertainty surrounding the duration and severity of the impact from the COVID-19 pandemic and actions by OPEC+. Our risk factors in Item 1A “Risk Factors” of each of our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and in this report describe the risks inherent to these sources of funding and the availability thereof.

Due to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions taken by OPEC+, we have taken steps to preserve and enhance our liquidity. To reduce our overall cash requirements, we significantly reduced our strategic capital expenditures planned for the full-year 2020 by $150.0 million, approximately 45% below our forecast at the beginning of 2020, to a range of $165.0 to $185.0 million. We also reduced our controllable and operating expenses for the full-year 2020, mainly related to power and other costs associated with lower expected throughput compared to our forecast at the beginning of 2020 and certain discretionary maintenance, travel and other expenses, and lowered our distribution, beginning with the distribution related to the first quarter of 2020, to $0.40 per common unit, which further reduces our overall cash requirements.

In March of 2020, we enhanced our sources of liquidity by extending the maturity on our revolving credit agreement from October 2021 to October 2023. In June of 2020, we completed the reoffering and conversion of $322.1 million aggregate principal amount of Revenue Bonds Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 issued by the Parish of St. James, Louisiana pursuant to the Gulf Opportunity Zone Act of 2005 (collectively, GoZone Bonds) with respect to our St. James, Louisiana terminal. The reoffering and conversion transaction provided us with additional financial flexibility by converting the interest rate on the GoZone Bonds from a weekly rate to a long-term rate, and eliminating the need to remarket the bonds prior to 2025, and, in some cases, until 2030 or the maturity of the bonds in 2040. In addition, the reoffering and conversion transaction provided us with additional liquidity by eliminating the letters of credit previously issued by various individual banks on our behalf to support the payments required in connection with the GoZone Bonds.

In addition, in April, we entered into a $750.0 million three-year unsecured Term Loan, which allowed us to pay down our revolving credit agreement with the proceeds of our initial $500.0 million draw to provide the financial flexibility to address our near-term debt maturities. In September 2020, we issued $600.0 million of 5.75% senior notes due October 1, 2025 and $600.0 million of 6.375% senior notes due October 1, 2030, which we used to repay the outstanding borrowings under the Term Loan and outstanding borrowings under our revolving credit agreement. As a result of the issuance of these senior notes, we have no outstanding borrowings under our $1.0 billion revolving credit agreement as of September 30, 2020, which further bolsters our liquidity. We expect that amounts available under the revolving credit agreement will be sufficient to address senior note maturities in 2021 and 2022, and we have no other senior note maturities until 2025. In addition, we have the option to draw $250.0 million under our $750.0 million three-year unsecured term loan on or before April 19, 2021, although we do not currently plan on exercising this option.

For 2020, we expect to generate sufficient cash from operations to fund our distribution requirements, reliability capital expenditures and a portion of our strategic capital expenditures.

After recognizing the shifting expectations of our industry, including continuing to reduce leverage, combined with the recent lack of access to equity markets and the current COVID-19 environment, we expect the structural changes described above to continue beyond 2020. As a result, for the full year 2021, we expect to fund all of our distribution requirements and all of our capital expenditures using cash flows from operations.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Nine Months Ended September 30,
	2020	2019
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$392,859	$354,661
Investing activities	(150,300)	(220,761)
Financing activities	(202,865)	(124,101)
Effect of foreign exchange rate changes on cash	(380)	681
Net increase in cash, cash equivalents and restricted cash	$39,314	$10,480

Net cash provided by operating activities increased $38.2 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to changes in working capital. Our working capital decreased by $4.6 million for the nine months ended September 30, 2020, compared to an increase of $38.1 million for the nine months ended September 30, 2019. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. For the nine months ended September 30, 2020, accounts receivable decreased $31.3 million due, in part, to insurance proceeds received in 2020 and timing of customer payments. Additionally, for the nine months ended September 30, 2019, accrued liabilities decreased $33.8 million, mainly due to revenue recognized during the period that was included in a contract liability at the beginning of the year, as discussed in Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements,” as well as the timing of payments.

For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities exceeded our distributions to unitholders and reliability capital expenditures.

Net cash used in investing activities decreased by $70.5 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to reductions to our 2020 capital expenditures in response to the COVID-19 pandemic and the actions of OPEC+, combined with the completion of major pipeline expansion projects in 2019. The $294.7 million decrease in capital expenditures was partially offset by the proceeds from asset sales in 2019.

Net cash used in financing activities increased $78.8 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The year-over-year increase was mainly due to the $98.1 million paid for debt extinguishment costs and the $49.2 million payment to terminate interest rate swaps, all in 2020. These increases were partially offset by the decrease in distributions to our common unitholders of $41.2 million in 2020 and a $35.4 million increase in net proceeds from debt borrowings in 2020.

Sources of Liquidity
Issuance of 5.75% and 6.375% senior notes. On September 14, 2020, NuStar Logistics issued $600.0 million of 5.75% senior notes due October 1, 2025 and $600.0 million of 6.375% senior notes due October 1, 2030. We received proceeds of $1,183.9 million, net of issuance costs of $16.1 million, which we used to repay outstanding borrowings under the Term Loan, along with early repayment premiums (discussed further below), as well as borrowings under our Revolving Credit Agreement, as defined below. The interest on the 5.75% and 6.375% senior notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2021.

The 5.75% and 6.375% senior notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics. The 5.75% and 6.375% senior notes contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the senior notes. In addition, the senior notes limit the ability of NuStar Logistics and its subsidiaries to, among other things, incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. The 5.75% and 6.375% senior notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

At the option of NuStar Logistics, the 5.75% and 6.375% senior notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If we undergo a change of control, as defined in the supplemental indenture for the 5.75% and 6.375% senior notes, each holder of the notes may require us to repurchase all or a portion of its notes at a price equal to 101% of the principal amount of the notes repurchased, plus any accrued and unpaid interest to the date of repurchase.

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

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending September 30, 2020, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2020, our consolidated debt coverage ratio was 4.13x and our consolidated interest coverage ratio was 2.26x. As of September 30, 2020, after using proceeds from the aggregate $1.2 billion senior note offering to repay outstanding borrowings under the Revolving Credit Agreement, we had $995.9 million available for borrowing. We expect that amounts available under the Revolving Credit Agreement will be sufficient to address senior note maturities in 2021 and 2022.

In April of 2020, Fitch Ratings downgraded our credit rating from BB to BB- and placed our rating on Rating Watch Negative, and in September of 2020, Fitch Ratings affirmed our credit rating and changed our rating outlook back to Stable. In August of 2020, Moody’s Investor Service Inc. downgraded our credit rating from Ba2 to Ba3 and changed our rating outlook to negative. This rating downgrade caused the interest rate on our Revolving Credit Agreement to increase by 0.25% effective August 2020. The Revolving Credit Agreement is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. The following table reflects the current ratings and outlook that have been assigned to our debt:

	Fitch Ratings	Moody’s Investor Service Inc.	S&P Global Ratings
Ratings	BB-	Ba3	BB-
Outlook	Stable	Negative	Stable

Term Loan. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders. The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020 (the Initial Loan Funding Date). We utilized the proceeds from the Initial Loan, net of the original issue discount of $22.5 million (3.0% of the total commitment) and issuance costs of $14.4 million, to repay outstanding borrowings under our Revolving Credit Agreement.

On September 16, 2020, we used a portion of the net proceeds from the issuance of the 5.75% and 6.375% senior notes to repay the $500.0 million of outstanding borrowings under the Term Loan and pay related early repayment premiums totaling $97.6 million. We also recognized costs of $40.3 million related to unamortized debt issuance costs, unamortized discount and commitment fee, which resulted in a loss from extinguishment of debt of $137.9 million in the third quarter of 2020. An aggregate principal amount of $250.0 million remains available to be drawn on or prior to April 19, 2021.

Outstanding borrowings bear interest at an aggregate rate of 12.0% per annum, and the Term Loan is subject to a commitment fee in the amount of 5.0% per annum on the average daily undrawn amount of $250.0 million until April 19, 2021. The obligations under the Term Loan are guaranteed by NuStar Energy and NuPOP. The Term Loan contains customary covenants (including ratio requirements) regarding NuStar Energy and its subsidiaries that are generally based upon and are comparable to those contained in the Revolving Credit Agreement and also contains customary events of default.

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. On September 3, 2020, they amended the Receivables Financing Agreement to, among other things: (i) extend the maturity date from September 20, 2021 to September 20, 2023, (ii) reduce the amount available for borrowing from $125.0 million to $100.0 million, (iii) provide that the failure to satisfy the consolidated debt coverage ratio, as defined in the Revolving Credit Agreement, would constitute an Event of Default as defined in the Receivables Financing Agreement, and (iv) increase the interest rate. As of September 30, 2020, $94.5 million of our accounts receivable is included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $60.5 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

LOC Agreement. We are also a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of September 30, 2020, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2020	$122,012	$18,330	$140,342
2019	$391,684	$43,359	$435,043

Expected for the year ended December 31, 2020	$ 165,000 - 185,000	$ 35,000 - 45,000

Strategic capital expenditures for the nine months ended September 30, 2020 and 2019 mainly consisted of expansion projects on our Permian Crude System, expansion projects on our Corpus Christi Crude System and West Coast bio-fuels terminal projects, as well as Northern Mexico refined products supply projects in 2019 and projects to increase flexibility at our St. James and other terminals in 2020. Reliability capital expenditures for the nine months ended September 30, 2020 and 2019 primarily relate to maintenance upgrade projects at our terminals, including costs to repair the property damage at the St. Eustatius terminal prior to its sale in July 2019.

For the year ended December 31, 2020, in response to the impacts from the COVID-19 pandemic and the actions of OPEC+, and as we continually evaluate our capital spending throughout the year, we have reduced our expected strategic capital expenditures by approximately 45% from our expectations at the beginning of 2020. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2020 may increase or decrease from the expected amounts noted above. We believe cash on hand, combined with the sources of liquidity previously described, will be sufficient to fund our capital expenditures in 2020, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Defined Benefit Plans Funding
In September 2020, we contributed $11.0 million to our pension plans.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2020	$0.40	$43,678	November 6, 2020	November 13, 2020
June 30, 2020	$0.40	$43,678	August 7, 2020	August 13, 2020
March 31, 2020	$0.40	$43,730	May 11, 2020	May 15, 2020
December 31, 2019	$0.60	$65,128	February 10, 2020	February 14, 2020

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

In October 2020, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on December 15, 2020.

Debt Obligations
Our debt obligations as of September 30, 2020 are listed below:
•$300.0 million of 6.75% notes due February 1, 2021; $250.0 million of 4.75% senior notes due February 1, 2022; $600.0 million of 5.75 % senior notes due October 1, 2025; $500.0 million of 6.0% senior notes due June 1, 2026; $550.0 million of 5.625% senior notes due April 28, 2027; $600.0 million of 6.375% senior notes due October 1, 2030; and $402.5 million subordinated notes due January 15, 2043 with a floating interest rate, which was 7.0% as of September 30, 2020;
•$322.1 million in GoZone Bonds due from 2038 to 2041; and
•Receivables Financing Agreement due September 20, 2023, with $60.5 million of borrowings outstanding as of September 30, 2020.

We repaid our $450.0 million of 4.8% senior notes due September 1, 2020 at maturity with borrowings under our Revolving Credit Agreement.

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

The following table summarizes the GoZone Bonds outstanding as of September 30, 2020:

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

We believe that, as of September 30, 2020, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

We recognized a goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020. Our assessment did not identify any other reporting units at risk of a goodwill impairment. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for discussion of the impairment charges and our assumptions and estimates. Through the filing date of this report, we did not identify any factors to warrant an evaluation of the recoverability of the carrying value of our long-lived assets or goodwill as of September 30, 2020.

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

On June 3, 2020, NuStar Logistics completed the reoffering and conversion of the GoZone Bonds. The GoZone Bonds were converted from a weekly rate to a long-term rate. NuStar Logistics did not receive any proceeds from the reoffering and the reoffering did not increase NuStar Logistics’ outstanding debt. On September 14, 2020, NuStar Logistics issued $600.0 million of 5.75% senior notes due October 1, 2025 and $600.0 million of 6.375% senior notes due October 1, 2030. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information about our debt instruments.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	September 30, 2020
	Expected Maturity Dates
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$300,000	$250,000	$—	$—	$2,572,140	$3,122,140	$3,221,855
Weighted-average rate	—	6.8%	4.8%	—%	—	6.0%	5.9%	—
Variable-rate debt	$—	$—	$—	$60,500	$—	$402,500	$463,000	$368,670
Weighted-average rate	—	—	—	2.3%	—	7.0%	6.4%	—

	December 31, 2019
	Expected Maturity Dates
	2020	2021	2022	2023	2024	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$450,000	$300,000	$250,000	$—	$—	$1,050,000	$2,050,000	$2,123,964
Weighted-average rate	4.8%	6.8%	4.8%	—	—	5.8%	5.6%	—
Variable-rate debt	$—	$537,200	$—	$—	$—	$767,940	$1,305,140	$1,318,037
Weighted-average rate	—	3.7%	—	—	—	5.3%	4.7%	—

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2020.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

Except as set forth below, there have been no material developments with respect to the risk factors previously disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. The information contained in this Item 1A updates, and should be read in conjunction with, the related information set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, in addition to the other information contained in this Quarterly Report on Form 10-Q.

The ongoing effects of the COVID-19 pandemic, the actions taken in response thereto and developments in the global oil markets may continue to adversely affect our business, financial condition, results of operations or cash flows.
The coronavirus, or COVID-19, has had a severe negative impact on global economic activity, as government authorities instituted stay-home orders, business closures and other measures to reduce the spread of the virus and people around the world ceased or altered their usual day-to-day activities. The scale of this decrease in economic activity has significantly reduced demand for petroleum products. In March, the negative economic impact of the COVID-19 pandemic and demand deterioration was exacerbated by disputes among the Organization of Petroleum Exporting Countries and other oil producing nations (OPEC+) regarding their agreed production rates that contributed to a significant over-supply in crude, resulting in a sharp decline in, and increase in the volatility of, crude oil prices. Ongoing uncertainty surrounding the COVID-19 pandemic and its impact on demand for petroleum products and future production decisions by oil-producing nations continue to cause volatility and negatively impact global equity, debt and commodity markets and makes it difficult to predict the country’s return to sustained, stable economic improvement and growth.

As further described in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, prolonged periods of reduced demand or low prices for crude oil and refined products can lead to a significant reduction in the demand for and utilization of our assets, which could have a material adverse impact on our results of operations, cash flows and our ability to make distributions to our unitholders and service our debt. The COVID-19 pandemic may also have the effect of heightening many of the other risks described in those filings.

Beginning in March 2020, the COVID-19 pandemic caused lower consumer gasoline demand, which in turn depressed utilization rates at refineries across the country, including those our assets serve, and lower crude oil prices from over-supply across global oil markets undermined drilling and production in U.S. shale plays, including the Permian and Eagle Ford Basins, where our Permian and South Texas Crude Systems are located. Together, reduced demand for refined products, lower refinery utilization and lower drilling activity resulted in reduced demand for and utilization of our assets. The continuing impact of the COVID-19 pandemic and actions by OPEC+ have depressed global economic activity, which has had a negative impact on our results of operations, particularly in the second quarter 2020. While we began to see some initial signs of recovery and rebound starting in June, which improved our results of operations for the third quarter of 2020, cases of COVID-19 started to rise again across the country in October. The extent of the impacts on our business, financial condition, results of operations and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, such as: the duration and severity of the pandemic; the availability of personnel, equipment, services and timely permitting approvals essential to our operations; the depth and duration of the economic downturn, the decline in demand for petroleum products and other economic effects of the pandemic; the extent and impacts of travel restrictions, business closures and other efforts to reduce the spread of COVID-19 in impacted areas; and future actions by OPEC+.

Item 6.Exhibits

Exhibit Number	Description

10.01
Form of 2020 Performance Cash Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to NuStar Energy L.P.'s Quarterly Report on Form 10-Q for quarter ended June 30, 2020 (File No. 001-16417))

10.02
Fifth Amendment to Receivables Financing Agreement, dated as of September 3, 2020, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as Initial Servicer, and PNC Bank, National Association (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 3, 2020 (File No. 001-16417))

10.03
Tenth Supplemental Indenture, dated as of September 14, 2020, among NuStar Logistics, L.P., as Issuer, NuStar Energy L.P., as Guarantor, NuStar Pipeline Operating Partnership L.P., as Affiliate Guarantor, and Wells Fargo Bank, National Association, as successor Trustee (incorporated by reference to Exhibit 4.3 to NuStar Energy L.P.’s Current Report on Form 8-K filed September 14, 2020 (File No. 001-16417))

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
November 6, 2020

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 6, 2020

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 6, 2020