Form 10-Q
period 2021-03-31
NuStar Energy L.P.
filed 2021-05-07
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

The number of common units outstanding as of April 30, 2021 was 109,526,320.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$28,246	$153,625
Accounts receivable, net	121,253	133,473
Inventories	17,534	11,059
Prepaid and other current assets	15,719	25,400
Total current assets	182,752	323,557
Property, plant and equipment, at cost	6,205,276	6,164,742
Accumulated depreciation and amortization	(2,264,511)	(2,207,230)
Property, plant and equipment, net	3,940,765	3,957,512
Intangible assets, net	617,353	630,209
Goodwill	766,416	766,416
Other long-term assets, net	136,586	139,324
Total assets	$5,643,872	$5,817,018
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$71,623	$71,731
Current portion of finance lease obligations	3,517	3,839
Accrued interest payable	77,996	50,847
Accrued liabilities	58,761	77,770
Taxes other than income tax	12,968	16,998
Total current liabilities	224,865	221,185
Long-term debt, less current portion	3,446,604	3,593,496
Deferred income tax liability	13,200	13,011
Other long-term liabilities	156,338	157,825
Total liabilities	3,841,007	3,985,517

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of March 31, 2021 and December 31, 2020) (Note 8)	603,563	599,542

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of March 31, 2021 and December 31, 2020)	218,307	218,307
Series B (15,400,000 units outstanding as of March 31, 2021 and December 31, 2020)	371,476	371,476
Series C (6,900,000 units outstanding as of March 31, 2021 and December 31, 2020)	166,518	166,518
Common limited partners (109,526,248 and 109,468,127 common units outstanding as of March 31, 2021 and December 31, 2020, respectively)	537,537	572,314
Accumulated other comprehensive loss	(94,536)	(96,656)
Total partners’ equity	1,199,302	1,231,959
Total liabilities, mezzanine equity and partners’ equity	$5,643,872	$5,817,018
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Service revenues	$271,883	$316,746
Product sales	89,763	76,045
Total revenues	361,646	392,791
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	87,287	100,182
Depreciation and amortization expense	68,418	68,061
Total costs associated with service revenues	155,705	168,243
Cost associated with product sales	81,113	67,450
Goodwill impairment loss	—	225,000
General and administrative expenses (excluding depreciation and amortization expense)	24,492	22,971
Other depreciation and amortization expense	2,047	2,186
Total costs and expenses	263,357	485,850
Operating income (loss)	98,289	(93,059)
Interest expense, net	(54,918)	(47,494)
Other income (expense), net	398	(6,489)
Income (loss) before income tax expense	43,769	(147,042)
Income tax expense	1,512	599
Net income (loss)	$42,257	$(147,641)

Basic and diluted net income (loss) per common unit (Note 10)	$0.05	$(1.68)
Basic and diluted weighted-average common units outstanding	109,506,222	108,897,400

Comprehensive income (loss)	$44,377	$(183,954)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$42,257	$(147,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	70,465	70,247
Amortization of unit-based compensation	3,871	2,585
Amortization of debt related items	3,042	1,462
Goodwill impairment loss	—	225,000
Changes in current assets and current liabilities (Note 11)	24,397	(9,785)
Decrease in other long-term assets	2,381	2,303
(Decrease) increase in other long-term liabilities	(1,678)	948
Other, net	922	6,309
Net cash provided by operating activities	145,657	151,428
Cash Flows from Investing Activities:
Capital expenditures	(40,463)	(56,283)
Change in accounts payable related to capital expenditures	(5,449)	(15,706)
Proceeds from sale or disposition of assets	130	565
Net cash used in investing activities	(45,782)	(71,424)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	270,400	135,200
Proceeds from short-term debt borrowings	—	52,000
Long-term debt repayments	(418,100)	(104,615)
Short-term debt repayments	—	(47,500)
Distributions to preferred unitholders	(31,887)	(30,423)
Distributions to common unitholders	(43,811)	(65,169)
Payment of tax withholding for unit-based compensation	(601)	(8,820)
Increase (decrease) in cash book overdrafts	267	(1,194)
Other, net	(1,997)	(6,568)
Net cash used in financing activities	(225,729)	(77,089)
Effect of foreign exchange rate changes on cash	475	(1,403)
Net (decrease) increase in cash, cash equivalents and restricted cash	(125,379)	1,512
Cash, cash equivalents and restricted cash as of the beginning of the period	162,426	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$37,047	$26,492
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income	16,033	10,370	—	26,403	15,854	42,257
Other comprehensive income	—	—	2,120	2,120	—	2,120
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.40 per unit)	—	(43,811)	—	(43,811)	—	(43,811)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,678	—	2,678	—	2,678
Series D preferred unit accretion	—	(4,021)	—	(4,021)	4,021	—
Other	—	7	—	7	—	7
Balance as of March 31, 2021	$756,301	$537,537	$(94,536)	$1,199,302	$603,563	$1,802,865

Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	16,033	(178,064)	—	(162,031)	14,390	(147,641)
Other comprehensive loss	—	—	(36,313)	(36,313)	—	(36,313)
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.60 per unit)	—	(65,169)	—	(65,169)	—	(65,169)
Series D preferred	—	—	—	—	(14,390)	(14,390)
Unit-based compensation	—	16,051	—	16,051	—	16,051
Series D Preferred Unit accretion	—	(4,902)	—	(4,902)	4,902	—
Other	—	1	—	1	—	1
Balance as of March 31, 2020	$756,301	$855,722	$(104,209)	$1,507,814	$586,837	$2,094,651

See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a Delaware limited partnership primarily engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling and storage of petroleum products and renewable fuels. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours.

We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Recent Developments
COVID-19. The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, significantly reducing demand for petroleum products and increasing the volatility of crude oil prices, beginning in March 2020. Amid signs of stabilization and improvement across the U.S. economy in 2021, ongoing uncertainty surrounding the COVID-19 pandemic has caused and may continue to cause volatility and could have a significant impact on management’s estimates and assumptions in 2021 and beyond.

Senior Notes. On February 1, 2021, we repaid our $300.0 million of 6.75% senior notes at maturity with borrowings under our revolving credit agreement.

Term Loan Credit Agreement. On February 16, 2021, we terminated an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). Please refer to Note 5 for further discussion about the Term Loan.

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. For the three months ended March 31, 2021, we received insurance proceeds of $20.5 million and for the year ended December 31, 2020, we received insurance proceeds of $35.0 million, including $11.9 million in the first quarter of 2020. Gains from business interruption insurance of $4.0 million and $3.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively, are included in “Operating expenses” in the condensed consolidated statements of comprehensive income (loss). Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

2. NEW ACCOUNTING PRONOUNCEMENT

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

3. GOODWILL IMPAIRMENT

In March 2020, the COVID-19 pandemic and actions taken by the Organization of Petroleum Exporting Countries and other oil-producing nations (OPEC+) resulted in severe disruptions in the capital and commodities markets, which led to significant decline in our unit price. As a result, our equity market capitalization fell significantly. The decline in crude oil prices and demand for petroleum products also led to a decline in expected earnings from some of our goodwill reporting units. These factors and others related to COVID-19 and OPEC+ caused us to conclude there were triggering events that occurred in March 2020 that required us to perform a goodwill impairment test as of March 31, 2020. We recognized a goodwill impairment charge of $225.0 million in the first quarter of 2020, which is reported in the pipeline segment. Our assessment did not identify any other reporting units at risk of a goodwill impairment.

We calculated the estimated fair value of each of our reporting units using a weighted-average of values determined from an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities. In order to estimate the fair value of goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of assets included in the reporting unit, estimated remaining lives of those assets, and future expenditures necessary to maintain the asset’s existing service potential. The assumptions in the fair value measurement reflect the current market environment, industry-specific factors and company-specific factors.

We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired, and completed our most recent quantitative assessment on October 1, 2020. Although we determined that no impairment charges resulted from our October 1, 2020 impairment assessment, the fair value of the crude oil pipelines reporting unit, which is included in the pipeline reporting segment, exceeded its carrying value by approximately 4.0%. The goodwill associated with the crude oil pipelines reporting unit totaled $308.6 million as of March 31, 2021 and October 1, 2020. Considering that the carrying value of the reporting unit was written down to its fair value with the first quarter of 2020 impairment charge discussed above, changes to certain assumptions used in our estimate could cause the fair value to be less than the carrying value of the crude oil pipelines reporting unit, resulting in an impairment. Through the filing date of this report, we did not identify any factors that warrant an evaluation of the recoverability of the carrying value of our long-lived assets or goodwill as of March 31, 2021.

Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates, including uncertainty surrounding the COVID-19 pandemic, could differ significantly from actual results and lead to a different determination of the fair value of our assets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2021		2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,694	$(22,019)	$2,140	$(21,083)
Noncurrent portion	932	(47,537)	1,003	(40,289)
Total	3,626	(69,556)	3,143	(61,372)

Activity:
Additions	92	(9,658)	1,357	(11,883)
Transfer to accounts receivable	(1,990)	—	(1,289)	—
Transfer to revenues	(125)	15,877	—	10,765
Total	(2,023)	6,219	68	(1,118)

Balances as of March 31:
Current portion	733	(16,524)	1,812	(20,421)
Noncurrent portion	870	(46,813)	1,399	(42,069)
Total	$1,603	$(63,337)	$3,211	$(62,490)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2021 (in thousands of dollars):

2021 (remaining)	$374,191
2022	377,763
2023	266,357
2024	185,483
2025	128,561
Thereafter	176,465
Total	$1,508,820

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$74,588	$91,722
Refined products and ammonia pipelines (excluding lessor revenues)	94,640	103,134
Total pipeline segment revenues from contracts with customers	169,228	194,856
Lessor revenues	—	825
Total pipeline segment revenues	169,228	195,681

Storage segment:
Throughput terminals	24,794	38,723
Storage terminals (excluding lessor revenues)	73,416	74,166
Total storage segment revenues from contracts with customers	98,210	112,889
Lessor revenues	10,364	10,328
Total storage segment revenues	108,574	123,217

Fuels marketing segment:
Revenues from contracts with customers	83,855	73,902

Consolidation and intersegment eliminations	(11)	(9)

Total revenues	$361,646	$392,791

5. DEBT

Revolving Credit Agreement
On February 16, 2021, NuStar Logistics amended its $1.0 billion revolving credit agreement due October 27, 2023 (the Revolving Credit Agreement) to, among other things, expand certain adjustments related to our maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio.

As of March 31, 2021, we had $157.0 million of borrowings outstanding and $837.8 million available for borrowing under the Revolving Credit Agreement. Letters of credit issued under the Revolving Credit Agreement totaled $5.2 million as of March 31, 2021 and restrict the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a LIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2021, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.7%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending March 31, 2021, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2021, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NuStar Logistics Senior Notes
Senior Note Repayment. We repaid our $300.0 million of 6.75% senior notes due February 1, 2021 with borrowings under our Revolving Credit Agreement.

Current Maturities. We expect to fund senior note maturities in February 2022 by utilizing borrowings under our Revolving Credit Agreement. Therefore, these senior note maturities are classified as long-term debt.

Term Loan Credit Agreement
On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders. The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020, which we repaid on September 16, 2020. On February 16, 2021, we terminated the Term Loan.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Energy provides a performance guarantee in connection with the Securitization Program. NuStar Finance’s sole activity consists of purchasing receivables from NuStar Energy’s subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of March 31, 2021 was 2.3%. As of March 31, 2021, $111.2 million of our accounts receivable was included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $52.3 million as of March 31, 2021.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	March 31, 2021	December 31, 2020
	(Thousands of Dollars)
Fair value	$3,666,778	$3,799,378
Carrying amount	$3,392,617	$3,539,258

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

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $2.5 million and $2.6 million for contingent losses as of March 31, 2021 and December 31, 2020, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which consisted of forward-starting interest rate swap agreements related to a forecasted debt issuance in 2020. We entered into these swaps in order to hedge the risk of fluctuations in the required interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. Under the terms of the swaps, we paid a weighted-average fixed rate and received a rate based on the three-month USD LIBOR. These swaps qualified as cash flow hedges, and we designated them as such. We recorded mark-to-market adjustments as a component of “Accumulated other comprehensive loss” (AOCI), and the amount in AOCI is recognized in “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur. In June 2020, we terminated forward-starting interest rate swaps with an aggregate notional amount of $250.0 million and paid $49.2 million, which is amortized into “Interest expense, net” as the related forecasted interest payments occur.

Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars)
Loss recognized in other comprehensive loss on derivative	$—	$(29,830)
Loss reclassified from AOCI into interest expense, net	$(1,348)	$(647)

As of March 31, 2021, we expect to reclassify a loss of $4.8 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

In April 2021, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on June 15, 2021.

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

In April 2021, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on June 15, 2021.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2021	$0.40	$43,834	May 10, 2021	May 14, 2021
December 31, 2020	$0.40	$43,787	February 8, 2021	February 12, 2021

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended March 31,
	2021				2020
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(42,362)	$(42,150)	$(12,144)	$(96,656)	$(43,772)	$(16,124)	$(8,000)	$(67,896)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	957	—	—	957	(6,828)	(29,830)	—	(36,658)
Net gain on pension costs reclassified into other income, net	—	—	(187)	(187)	—	—	(305)	(305)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,348	—	1,348	—	647	—	647
Other	—	—	2	2	—	—	3	3
Other comprehensive income (loss)	957	1,348	(185)	2,120	(6,828)	(29,183)	(302)	(36,313)
Balance as of March 31	$(41,405)	$(40,802)	$(12,329)	$(94,536)	$(50,600)	$(45,307)	$(8,302)	$(104,209)

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

We compute diluted net income (loss) per common unit by dividing net income (loss) attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units may include contingently issuable performance unit awards and the Series D Preferred Units.

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

Contingently issuable performance units are included as dilutive potential common units if it is probable that that performance measures will be achieved, unless to do so would be antidilutive.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table details the calculation of net income (loss) per common unit:

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$42,257	$(147,641)
Distributions to preferred limited partners	(31,887)	(30,423)
Distributions to common limited partners	(43,834)	(43,730)
Distribution equivalent rights to restricted units	(598)	(506)
Distributions in excess of income (loss)	$(34,062)	$(222,300)

Distributions to common limited partners	$43,834	$43,730
Allocation of distributions in excess of income (loss)	(34,062)	(222,300)
Series D Preferred Unit accretion	(4,021)	(4,902)
Net income (loss) attributable to common units	$5,751	$(183,472)

Basic and diluted weighted-average common units outstanding	109,506,222	108,897,400

Basic and diluted net income (loss) per common unit	$0.05	$(1.68)

11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$12,232	$7,778
Inventories	(6,471)	1,648
Other current assets	9,689	7,007
Increase (decrease) in current liabilities:
Accounts payable	5,067	(18,082)
Accrued interest payable	27,149	2,680
Accrued liabilities	(19,082)	(5,679)
Taxes other than income tax	(4,187)	(5,137)
Changes in current assets and current liabilities	$24,397	$(9,785)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•changes in the fair values of our interest rate swap agreements prior to termination; and
•the effect of accrued compensation expense paid with fully vested common unit awards.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$24,737	$43,172
Cash paid for income taxes, net of tax refunds received	$554	$90

As of March 31, 2021 and December 31, 2020, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	March 31, 2021	December 31, 2020
	(Thousands of Dollars)
Cash and cash equivalents	$28,246	$153,625
Other long-term assets, net	8,801	8,801
Cash, cash equivalents and restricted cash	$37,047	$162,426

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
Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars)
Revenues:
Pipeline	$169,228	$195,681
Storage	108,574	123,217
Fuels marketing	83,855	73,902
Consolidation and intersegment eliminations	(11)	(9)
Total revenues	$361,646	$392,791

Operating income (loss):
Pipeline	$79,379	$(122,924)
Storage	42,718	48,579
Fuels marketing	2,731	6,443
Total segment operating income (loss)	124,828	(67,902)
General and administrative expenses	24,492	22,971
Other depreciation and amortization expense	2,047	2,186
Total operating income (loss)	$98,289	$(93,059)

Total assets by reportable segment were as follows:

	March 31, 2021	December 31, 2020
	(Thousands of Dollars)
Pipeline	$3,568,565	$3,609,508
Storage	1,881,051	1,897,167
Fuels marketing	45,052	31,967
Total segment assets	5,494,668	5,538,642
Other partnership assets	149,204	278,376
Total consolidated assets	$5,643,872	$5,817,018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, the decline in economic activity and the actions by oil producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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
•Liquidity and Capital Resources
•Critical Accounting Policies
•New Accounting Pronouncements

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is primarily engaged in the transportation of petroleum products and anhydrous ammonia, and the terminalling and storage of petroleum products and renewable fuels. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours.

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of March 31, 2021, our assets included 9,915 miles of pipeline and 73 terminal and storage facilities, which provide approximately 72 million barrels of storage capacity. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
•tariffs for transporting crude oil, refined products and anhydrous ammonia through our pipelines;
•fees for the use of our terminal and storage facilities and related ancillary services; and
•sales of petroleum products.

The following factors affect the results of our operations:
•economic factors and price volatility;
•industry factors, such as changes in the prices of petroleum products that affect demand, or regulatory changes that could increase costs or impose restrictions on operations;
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

Recent Developments
COVID-19. The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, significantly reducing demand for petroleum products and increasing the volatility of crude oil prices, beginning in March 2020. While a number of countries, including the United States, have made significant progress in 2021 in deploying COVID-19 vaccines, which has improved economic conditions and outlook in those nations, many more continue to struggle to obtain and/or disseminate vaccinations to their populace, which is frustrating widespread global economic recovery. Even in the United States, if we are unable to vaccinate a sufficient proportion of people to reach herd immunity or if vaccine-resistant strains emerge, we may face additional resurgence in COVID-19 case count in some regions, which could slow the pace of domestic economic improvement and undermine rebounding demand in the markets our assets serve.

NuStar continues to take measures to ensure we operate safely and reliably and maintain a safe working environment for our employees at our locations across North America. In 2020, we implemented social distancing through revised shift schedules, work-from-home policies and designated remote work locations where appropriate, restricted non-essential business travel, required testing and self-screening for employees and contractors and other measures. Although the number of cases of COVID-19 has fallen across North America, we are continuing to closely monitor each of our locations to ensure the safety of our employees as well as the operational functionality of each location.

Senior Notes. On February 1, 2021, we repaid our $300.0 million of 6.75% senior notes at maturity with borrowings under our revolving credit agreement.

Term Loan Credit Agreement. On February 16, 2021, we terminated an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Trends and Outlook
As America begins to recover from the impact of COVID-19 and begins returning to normal activity and growth, we are seeing signs of stabilization and improvement, across the U.S. and in NuStar’s footprint. U.S. refined product demand outlook has improved as COVID-19 vaccinations have continued to allow more and more Americans to return to normal day-to-day activities.

Within our pipeline segment, refined product demand on NuStar’s systems averaged near 100% of pre-pandemic demand in January and averaged 95% for the first quarter. We continue to expect our refined products systems to perform at around 100% of our pre-pandemic levels for the remainder of this year. Stronger refined product demand is contributing to higher crude prices, which are improving expectations for U.S. shale production, particularly in the Permian Basin. We believe the Permian Basin, and our system in particular, has geological advantages over other shale plays, including lower production costs and higher product quality, that have benefited and will continue to benefit our assets in 2021 as crude demand, price and production continue to recover. Sustained healthy U.S. shale production growth should drive U.S. export growth in the future, which should be positive for increased volumes on our Corpus Christi Crude System. We continue to expect our storage segment to benefit from growth of our renewable fuels distribution system on the West Coast, particularly as California replaces conventional fuels with renewable diesel and other renewable fuels, and other states, in the Northwest and beyond, adopt similar low-carbon fuel standards that prioritize the renewable fuels our assets are positioned to facilitate.

We expect our second quarter 2021 operational results and throughputs for our pipeline segment to be higher than the comparable period due to the precipitous decline in overall demand for refined petroleum products in the second quarter of 2020 following stay-home orders, business closures and other measures to reduce the spread of the virus. For our storage segment, we expect our second quarter 2021 results to be comparable to the prior year’s quarter as we continue to benefit from the contango market from last spring and renewable fuels-related projects at our West Coast terminals. We expect our full-year 2021 results to be comparable to 2020.

We plan to continue to manage our operations with fiscal discipline in this turbulent environment and to evaluate divestitures of non-core assets to reduce leverage. For the full-year 2021, we expect reliability and strategic capital expenditures to be comparable to 2020. We expect to fund all of our expenses, distribution requirements and capital expenditures for the full-year 2021 using internally generated cash flows.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. These factors include, but are not limited to, uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts to the economy; uncertainty surrounding future production decisions by the Organization of Petroleum Exporting Countries and other oil-producing nations (OPEC+); the state of the economy and the capital markets; changes to our customers’ refinery maintenance schedules and unplanned refinery downtime; crude oil prices; the supply of and demand for crude oil, refined products and anhydrous ammonia; demand for our transportation and storage services; the availability of personnel, equipment and services essential to our operations; the ability to obtain timely permitting approvals; and changes in laws and regulations affecting our operations. Please read Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q for additional discussion on how these factors could affect our operations.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Consolidated Results of Operations
The following table presents our consolidated financial results:

	Three Months Ended March 31,		Change
	2021	2020
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$271,883	$316,746	$(44,863)
Product sales	89,763	76,045	13,718
Total revenues	361,646	392,791	(31,145)

Costs and expenses:
Costs associated with service revenues	155,705	168,243	(12,538)
Cost associated with product sales	81,113	67,450	13,663
Goodwill impairment loss	—	225,000	(225,000)
General and administrative expenses	24,492	22,971	1,521
Other depreciation and amortization expense	2,047	2,186	(139)
Total costs and expenses	263,357	485,850	(222,493)

Operating income (loss)	98,289	(93,059)	191,348
Interest expense, net	(54,918)	(47,494)	(7,424)
Other income (expense), net	398	(6,489)	6,887
Income (loss) before income tax expense	43,769	(147,042)	190,811
Income tax expense	1,512	599	913
Net income (loss)	$42,257	$(147,641)	$189,898

Basic and diluted net income (loss) per common unit	$0.05	$(1.68)	$1.73

Consolidated Overview. We recorded net income of $42.3 million for the three months ended March 31, 2021, compared to a net loss of $147.6 million for the three months ended March 31, 2020, mainly due to a non-cash goodwill impairment charge of $225.0 million related to our crude oil pipelines reporting unit in the first quarter of 2020. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the goodwill impairment. Excluding the impact of the $225.0 million goodwill impairment, operating income decreased for the pipeline and storage segments. In the first quarter of 2021, we experienced lower throughput and lower revenue due to the continuing effects of the COVID-19 global pandemic that began in March 2020, mainly on our Corpus Christi Crude Pipeline System, compared to the strong first quarter of 2020. Additionally, Winter Storm Uri brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, which had a negative effect on operating income of $10.7 million in the first quarter of 2021, including $9.5 million in the pipeline segment and $1.2 million in the storage segment.

Corporate Items. General and administrative expenses increased $1.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to higher compensation costs.

Interest expense, net, increased $7.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the interest on the September 2020 issuance of $1.2 billion of senior notes and $322.1 million in revenue bonds issued pursuant to the Gulf Opportunity Zone Act of 2005 (GoZone Bonds) that were converted to a long-term interest rate in June 2020.

Other expense, net of $6.5 million for the three months ended March 31, 2020, consisted mainly of foreign currency exchange losses associated with our Mexico subsidiary.

Pipeline Segment
As of March 31, 2021, we own 3,205 miles of refined product pipelines and 2,210 miles of crude oil pipelines, as well as 5.6 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.

The following table presents operating highlights for the pipeline segment:

	Three Months Ended March 31,		Change
	2021	2020
	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,101,327	1,532,046	(430,719)
Refined products and ammonia pipelines throughput (barrels/day)	508,726	594,432	(85,706)
Total throughput (barrels/day)	1,610,053	2,126,478	(516,425)

Throughput and other revenues	$169,228	$195,681	$(26,453)
Operating expenses	45,055	50,246	(5,191)
Depreciation and amortization expense	44,794	43,359	1,435
Goodwill impairment loss	—	225,000	(225,000)
Segment operating income (loss)	$79,379	$(122,924)	$202,303

Total revenues decreased $26.5 million and throughputs decreased 516,425 barrels per day for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following:
•a decrease in revenues of $13.2 million and a decrease in throughputs of 338,916 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to lower demand for exports in the first quarter of 2021, compared to the first quarter of 2020;
•a decrease in revenues of $8.8 million and a decrease in throughputs of 128,773 barrels per day across a majority of our pipeline systems in Texas, mainly due to Winter Storm Uri;
•a decrease in revenues of $1.2 million and a decrease in throughputs of 7,295 barrels per day on our Valley Pipeline due to lower demand in the first quarter of 2021, compared to the first quarter of 2020; and
•a decrease in revenues of $1.0 million and a decrease in throughputs of 3,457 barrels per day on our North Pipeline due to unfavorable weather conditions that delayed agricultural activity for several weeks in the first quarter of 2021.

Operating expenses decreased $5.2 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following:
•a decrease in maintenance and regulatory expenses of $3.6 million during 2021 mainly as a result of maintenance and regulatory expenses on the Ammonia Pipeline and regulatory cleaning and repairs on certain tanks along our McKee System pipelines in the first quarter of 2020; and
•a decrease in power and rental costs of $3.7 million, mainly as a result of the lower throughputs in the first quarter of 2021 described above, and the addition of permanent power on our Permian Crude System.

These decreases were partially offset by an increase in compensation costs of $3.1 million in the first quarter of 2021.

Depreciation and amortization expense increased $1.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to projects associated with our Permian Crude System and other completed projects.

Storage Segment
Our storage segment is comprised of our facilities that provide storage, handling and other services for petroleum products, crude oil, specialty chemicals, renewable fuels and other liquids. As of March 31, 2021, we own and operate 38 terminals and storage facilities in the U.S., one terminal in Nuevo Laredo, Mexico and one terminal located in Point Tupper, Canada with an aggregate storage capacity of 59.0 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Sale of Texas City Terminals. On December 7, 2020, we sold the equity interests in our wholly owned subsidiaries that owned two terminals in Texas City, Texas for $106.0 million (the Texas City Sale). The two terminals have an aggregate storage capacity of 3.0 million barrels and were previously included in our storage segment.

Selby Terminal Fire. We recognized gains from business interruption insurance of $4.0 million and $3.1 million for the three months ended March 31, 2021 and March 31, 2020, respectively, included in “Operating expenses,” which relate to a fire in October 2019 at our terminal facility in Selby, California.

The following table presents operating highlights for the storage segment:

	Three Months Ended March 31,		Change
	2021	2020
	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	400,302	678,830	(278,528)

Throughput terminal revenues	$24,794	$38,723	$(13,929)
Storage terminal revenues	83,780	84,494	(714)
Total revenues	108,574	123,217	(14,643)
Operating expenses	42,232	49,936	(7,704)
Depreciation and amortization expense	23,624	24,702	(1,078)
Segment operating income	$42,718	$48,579	$(5,861)

Throughput terminal revenues decreased $13.9 million and throughputs decreased 278,528 barrels per day for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to a decrease in throughput terminal revenues of $13.3 million and a decrease in throughputs of 264,999 barrels per day at our Corpus Christi North Beach terminal. Consistent with lower volumes on our Corpus Christi Crude Pipeline System, the decreases were mainly due to lower demand in the first quarter of 2021, compared to the first quarter of 2020.

Storage terminal revenues decreased $0.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to a decrease in revenues of $8.6 million as a result of the Texas City Sale in December 2020. This decrease was partially offset by the following:
•an increase in revenues of $2.8 million at our West Coast Terminals, mainly due to completed projects, new contracts and rate escalations;
•an increase in revenues of $1.9 million at our St. James and Jacksonville terminals, mainly due to an increase in reimbursable revenues and an increase in throughput and ancillary fees;
•an increase in revenues of $2.3 million at our North East and Point Tupper terminals, primarily due to contango market conditions that led to new contracts and an increase in throughput and ancillary fees;
•an increase in revenues of $1.0 million at our Nuevo Laredo terminal due to the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which began full service at the end of the first quarter of 2020.

Operating expenses decreased $7.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the following:
•a decrease in operating expenses of $6.3 million due to the Texas City Sale;
•a decrease in reimbursable expenses of $2.3 million, mainly due to a decrease in wharfage activity of $2.6 million at our Corpus Christi North Beach terminal, which was partially offset by an increase of $1.0 million due to higher tank cleaning expenses at our St. James terminal; and
•a decrease in maintenance expense of $1.5 million across various terminals.

These decreases were partially offset by an increase in compensation expense of $2.1 million and an increase in insurance expense of $2.1 million due to higher premiums.

Depreciation and amortization expense decreased $1.1 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the Texas City Sale.

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

The following table presents operating highlights for the fuels marketing segment:

	Three Months Ended March 31,		Change
	2021	2020
	(Thousands of Dollars)
Product sales	$83,855	$73,902	$9,953
Cost of goods	82,403	66,954	15,449
Gross margin	1,452	6,948	(5,496)
Operating expenses	(1,279)	505	(1,784)
Segment operating income	$2,731	$6,443	$(3,712)

Segment operating income decreased $3.7 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to lower gross margins of $3.3 million from our bunkering operations and $2.2 million from our blending operations and other product sales. The overall decrease in segment operating income was partially offset by a credit loss recovery of $1.7 million that we received in the first quarter of 2021, which is included in “Operating expenses.”

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

In prior years, our objective was to fund our reliability capital expenditures and distribution requirements with net cash provided by operating activities during that year. If we did not generate sufficient cash from operations to meet that objective, we used cash on hand or other sources of cash flow, which primarily included borrowings under our revolving credit agreement, sales of non-strategic assets and, to the extent necessary, funds raised through debt or equity offerings. Prior to 2021, we funded our strategic capital expenditures primarily from borrowings under our revolving credit agreement, funds raised through debt or equity offerings and/or sales of non-strategic assets. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control, including our ability to access such markets with the continued uncertainty surrounding the duration and severity of the impact from the COVID-19 pandemic and actions by OPEC+. Our risk factors in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 describe the risks inherent to these sources of funding and the availability thereof.

Due to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions taken by OPEC+, we have taken steps to preserve and enhance our liquidity. We expect that amounts available under our revolving credit agreement will be sufficient to address senior note maturities in 2022, and we have no other senior note maturities until 2025. In addition, in response to the shifting expectations of our industry, including continuing to reduce leverage, combined with the recent lack of access to equity markets and the current COVID-19 environment, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows for the full-year 2021.

Cash Flows for the Three Months Ended March 31, 2021 and 2020
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2021	2020
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$145,657	$151,428
Investing activities	(45,782)	(71,424)
Financing activities	(225,729)	(77,089)
Effect of foreign exchange rate changes on cash	475	(1,403)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(125,379)	$1,512

Net cash provided by operating activities decreased $5.8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Cash flows from operating activities includes insurance proceeds of $20.5 million and $11.9 million for the three months ended March 31, 2021 and 2020, respectively, which are related to cleanup costs and business interruption at our terminal facility in Selby, California that experienced a fire in October 2019.

Our working capital decreased by $24.4 million for the three months ended March 31, 2021, compared to an increase of $9.8 million for the three months ended March 31, 2020. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. For the three months ended March 31, 2021, the $12.2 million decrease in accounts receivable was also due to insurance proceeds received during the period. In addition, accrued interest payable increased $27.1 million for the three months ended March 31, 2021, compared to $2.7 million for the three months ended March 31, 2020, mainly resulting from accrued interest expense for senior note issuances in 2020, as well as changes in the timing of interest payments. Accrued liabilities decreased $19.1 million for the three months ended March 31, 2021, compared to $5.7 million for the three months ended March 31, 2020, mainly due to changes in the timing of revenue recognized that was included in contract liabilities at the beginning of the periods.

For the three months ended March 31, 2021, net cash provided by operating activities exceeded our distributions to unitholders and capital expenditures.

Net cash used in investing activities decreased by $25.6 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to reductions to our capital expenditures.

Net cash used in financing activities increased $148.6 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, mainly due to a $182.8 million increase in net debt repayments. This was partially offset by a decrease in distributions paid to our common unitholders of $21.4 million in the first quarter of 2021, compared to the first quarter of 2020.

Sources of Liquidity
Revolving Credit Agreement. On February 16, 2021, NuStar Logistics amended its $1.0 billion revolving credit agreement (the Revolving Credit Agreement) to, among other things, expand certain adjustments related to our maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending March 31, 2021, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2021, our consolidated debt coverage ratio was 4.39x and our consolidated interest coverage ratio was 1.95x. As of March 31, 2021, we had $837.8 million available for borrowing. We expect that amounts available under the Revolving Credit Agreement will be sufficient to address senior note maturities in 2022.

The Revolving Credit Agreement is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In April of 2021, Moody’s Investor Service Inc. affirmed our credit rating and changed our rating outlook from negative to stable. The following table reflects the current ratings and outlook that have been assigned to our debt:

	Fitch Ratings	Moody’s Investor Service Inc.	S&P Global Ratings
Ratings	BB-	Ba3	BB-
Outlook	Stable	Stable	Stable

Term Loan. On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders. The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million on April 21, 2020, which we repaid on September 16, 2020. We terminated the Term Loan on February 16, 2021.

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of March 31, 2021, $111.2 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $52.3 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

LOC Agreement. NuStar Logistics also is a party to a $100.0 million uncommitted letter of credit agreement, which provides for standby letters of credit or guarantees with a term of up to one year (LOC Agreement). As of March 31, 2021, we had no letters of credit issued under the LOC Agreement.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2021	$31,974	$8,489	$40,463
2020	$52,654	$3,629	$56,283

Expected for the year ended December 31, 2021	$ 140,000 - 170,000	$ 40,000 - 50,000

Strategic capital expenditures for the three months ended March 31, 2021 and 2020 mainly consisted of expansion projects on our Permian Crude System, as well as our West Coast bio-fuels terminal projects in 2021 and our Northern Mexico refined products supply projects and expansion projects on our Corpus Christi Crude System in 2020. Reliability capital expenditures for the three months ended March 31, 2021 and 2020 primarily related to maintenance upgrade projects at our terminals.

For the year ended December 31, 2021, we expect a significant portion of our strategic capital spending to relate to our expansion projects to accommodate production growth in the Permian Basin and projects to handle biofuels demand on the West Coast. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2021 may increase or decrease from the expected amounts noted above. We expect to fund our capital expenditures in 2021 with internally generated cash flows, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2021	$0.40	$43,834	May 10, 2021	May 14, 2021
December 31, 2020	$0.40	$43,787	February 8, 2021	February 12, 2021

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

In April 2021, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on June 15, 2021.

Debt Obligations
Our debt obligations as of March 31, 2021 are listed below:
•$250.0 million of 4.75% senior notes due February 1, 2022; $600.0 million of 5.75 % senior notes due October 1, 2025; $500.0 million of 6.0% senior notes due June 1, 2026; $550.0 million of 5.625% senior notes due April 28, 2027; $600.0 million of 6.375% senior notes due October 1, 2030; and $402.5 million subordinated notes due January 15, 2043 with a floating interest rate, which was 7.0% as of March 31, 2021;
•$322.1 million in GoZone Bonds due from 2038 to 2041; and
•Receivables Financing Agreement due September 20, 2023, with $52.3 million of borrowings outstanding as of March 31, 2021.

We repaid our $300.0 million of 6.75% senior notes due February 1, 2021 at maturity, and we expect to pay our $250.0 million of 4.75% senior notes due February 1, 2022, with borrowings under our Revolving Credit Agreement.

We believe that, as of March 31, 2021, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

Guarantor Summarized Financial Information
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

	March 31, 2021	December 31, 2020
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$24,885	$154,752
Long-term assets	$2,920,804	$2,950,217
Current liabilities (a)	$147,373	$140,385
Long-term liabilities, including long-term debt	$3,464,691	$3,609,306
Series D preferred limited partners interests	$603,563	$599,542

		Three Months Ended March 31, 2021
		(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues		$186,703
Operating income		$67,582
Interest expense, net		$(55,018)
Net income		$13,412
(a)Excludes $0.6 million of net intercompany payables as of March 31, 2021 and December 31, 2020 due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $2,540.3 million and $2,543.2 million as of March 31, 2021 and December 31, 2020, respectively. Revenue and net income for the non-guarantor subsidiaries totaled $174.9 million and $28.8 million, respectively, for the three months ended March 31, 2021. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

Interest Rate Swaps
Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our interest rate swaps.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts, and uncertainty surrounding future production decisions by oil producing nations continue to cause volatility and could significantly impact management’s estimates and assumptions. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

NEW ACCOUNTING PRONOUNCEMENTS
Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of new accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We manage our exposure to changing interest rates principally through the use of a combination of fixed-rate debt and variable-rate debt. Borrowings under our variable-rate debt expose us to increases in interest rates. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information about certain of our debt instruments.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	March 31, 2021
	Expected Maturity Dates
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$250,000	$—	$—	$600,000	$1,972,140	$2,822,140	$3,060,505
Weighted-average rate	—%	4.8%	—	—	5.8%	6.0%	5.9%	—
Variable-rate debt	$—	$—	$209,300	$—	$—	$402,500	$611,800	$606,273
Weighted-average rate	—	—	2.5%	—	—	7.0%	5.5%	—

	December 31, 2020
	Expected Maturity Dates
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$300,000	$250,000	$—	$—	$600,000	$1,972,140	$3,122,140	$3,396,542
Weighted-average rate	6.8%	4.8%	—	—	5.8%	6.0%	5.9%	—
Variable-rate debt	$—	$—	$57,000	$—	$—	$402,500	$459,500	$402,836
Weighted-average rate	—	—	2.3%	—	—	7.0%	6.4%	—

Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

Item 4.Controls and Procedures

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2021.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

Except as set forth below, there have been no material developments with respect to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The information contained in this Item 1A. updates, and should be read in conjunction with, the related information set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, in addition to the other information contained in this Quarterly Report on Form 10-Q.

The ongoing effects of the COVID-19 pandemic, the actions taken in response thereto and developments in the global oil markets may continue to adversely affect our business, financial condition, results of operations or cash flows.
The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, significantly reducing demand for petroleum products and increasing the volatility of crude oil prices, beginning in March 2020. While a number of countries, including the United States, have made significant progress in 2021 in deploying COVID-19 vaccines, which has improved economic conditions and outlook in those nations, many more continue to struggle to obtain and/or disseminate vaccinations to their populace, which is frustrating widespread global economic recovery. Even in the United States, if we are unable to vaccinate a sufficient proportion of people to reach herd immunity or if vaccine-resistant strains emerge, we may face additional resurgence in COVID-19 case count in some regions, which could slow the pace of domestic economic improvement and undermine rebounding demand in the markets our assets serve.

Ongoing uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts to the economy, as well as uncertainty surrounding future production decisions by the Organization of Petroleum Exporting Countries and other oil-producing nations (OPEC+), have caused and may continue to cause volatility and could have a significant impact on management’s estimates and assumptions in 2021 and beyond. The extent of the impacts on our business, financial condition, results of operations and cash flows will depend on future developments that are highly uncertain and cannot be accurately predicted, such as: the duration and severity of the COVID-19 pandemic or other public health crises and the lingering impacts to the economy; uncertainty surrounding future production decisions by OPEC+; the state of the economy and the capital markets; changes to our customers’ refinery maintenance schedules and unplanned refinery downtime; crude oil prices; the supply of and demand for crude oil, refined products and anhydrous ammonia; demand for our transportation and storage services; the availability of personnel, equipment and services essential to our operations; the ability to obtain timely permitting approvals; and changes in laws and regulations affecting our operations.

Item 6.Exhibits

Exhibit Number	Description

10.01
Ninth Amendment to Amended and Restated 5-Year Revolving Credit Agreement, dated as of February 16, 2021, among NuStar Logistics, L.P., NuStar Energy L.P., JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed February 18, 2021 (File No. 001-16417))

10.02
Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 30, 2021 (File No. 001-16417))

22.01
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.01 to NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2020 (File No. 001-16417))

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
May 7, 2021

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 7, 2021

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 7, 2021