Form 10-Q
period 2021-06-30
NuStar Energy L.P.
filed 2021-08-06
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The number of common units outstanding as of July 31, 2021 was 109,532,470.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$23,500	$153,625
Accounts receivable, net	143,392	133,473
Inventories	12,812	11,059
Prepaid and other current assets	30,177	25,400
Total current assets	209,881	323,557
Property, plant and equipment, at cost	6,255,183	6,164,742
Accumulated depreciation and amortization	(2,323,020)	(2,207,230)
Property, plant and equipment, net	3,932,163	3,957,512
Intangible assets, net	604,497	630,209
Goodwill	766,416	766,416
Other long-term assets, net	133,023	139,324
Total assets	$5,645,980	$5,817,018
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$70,484	$71,731
Current portion of finance lease obligations	3,522	3,839
Accrued interest payable	39,161	50,847
Accrued liabilities	60,711	77,770
Taxes other than income tax	15,432	16,998
Total current liabilities	189,310	221,185
Long-term debt, less current portion	3,496,933	3,593,496
Deferred income tax liability	12,252	13,011
Other long-term liabilities	152,047	157,825
Total liabilities	3,850,542	3,985,517

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of June 30, 2021 and December 31, 2020) (Note 8)	607,718	599,542

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of June 30, 2021 and December 31, 2020)	218,307	218,307
Series B (15,400,000 units outstanding as of June 30, 2021 and December 31, 2020)	371,476	371,476
Series C (6,900,000 units outstanding as of June 30, 2021 and December 31, 2020)	166,518	166,518
Common limited partners (109,532,026 and 109,468,127 common units outstanding as of June 30, 2021 and December 31, 2020, respectively)	523,711	572,314
Accumulated other comprehensive loss	(92,292)	(96,656)
Total partners’ equity	1,187,720	1,231,959
Total liabilities, mezzanine equity and partners’ equity	$5,645,980	$5,817,018
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$300,788	$284,151	$572,671	$600,897
Product sales	126,305	55,389	216,068	131,434
Total revenues	427,093	339,540	788,739	732,331
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	100,493	101,078	187,780	201,260
Depreciation and amortization expense	68,964	69,214	137,382	137,275
Total costs associated with service revenues	169,457	170,292	325,162	338,535
Cost associated with product sales	112,641	50,676	193,754	118,126
Goodwill impairment loss	—	—	—	225,000
General and administrative expenses (excluding depreciation and amortization expense)	27,477	23,700	51,969	46,671
Other depreciation and amortization expense	1,913	2,171	3,960	4,357
Total costs and expenses	311,488	246,839	574,845	732,689
Operating income (loss)	115,605	92,701	213,894	(358)
Interest expense, net	(53,780)	(59,499)	(108,698)	(106,993)
Loss on extinguishment of debt	—	(3,842)	—	(3,842)
Other income (expense), net	2,896	2,216	3,294	(4,273)
Income (loss) before income tax expense	64,721	31,576	108,490	(115,466)
Income tax expense	1,338	1,810	2,850	2,409
Net income (loss)	$63,383	$29,766	$105,640	$(117,875)

Basic and diluted net income (loss) per common unit (Note 10)	$0.25	$(0.06)	$0.30	$(1.74)
Basic and diluted weighted-average common units outstanding	109,529,658	109,194,722	109,518,004	109,046,061

Comprehensive income (loss)	$65,627	$32,520	$110,004	$(151,434)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$105,640	$(117,875)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	141,342	141,632
Amortization of unit-based compensation	7,154	5,193
Amortization of debt related items	6,025	3,976
Goodwill impairment loss	—	225,000
Changes in current assets and current liabilities (Note 11)	(43,333)	(6,174)
Decrease in other long-term assets	5,440	5,980
(Decrease) increase in other long-term liabilities	(6,162)	3,601
Other, net	(1,869)	9,108
Net cash provided by operating activities	214,237	270,441
Cash Flows from Investing Activities:
Capital expenditures	(87,194)	(96,358)
Change in accounts payable related to capital expenditures	(5,345)	(15,509)
Proceeds from sale or disposition of assets	304	5,787
Net cash used in investing activities	(92,235)	(106,080)
Cash Flows from Financing Activities:
Proceeds from Term Loan, net of discount and issuance costs	—	463,051
Proceeds from long-term debt borrowings	490,500	326,984
Proceeds from short-term debt borrowings	—	52,000
Long-term debt repayments	(588,300)	(704,715)
Short-term debt repayments	—	(57,500)
Distributions to preferred unitholders	(63,774)	(60,846)
Distributions to common unitholders	(87,623)	(108,846)
Payments for termination of interest rate swaps	—	(49,225)
Payment of tax withholding for unit-based compensation	(632)	(8,820)
Increase (decrease) in cash book overdrafts	458	(1,359)
Other, net	(3,482)	(13,043)
Net cash used in financing activities	(252,853)	(162,319)
Effect of foreign exchange rate changes on cash	727	(945)
Net (decrease) increase in cash, cash equivalents and restricted cash	(130,124)	1,097
Cash, cash equivalents and restricted cash as of the beginning of the period	162,426	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$32,302	$26,077
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended June 30, 2021 and 2020
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of March 31, 2021	$756,301	$537,537	$(94,536)	$1,199,302	$603,563	$1,802,865
Net income	16,033	31,496	—	47,529	15,854	63,383
Other comprehensive income	—	—	2,244	2,244	—	2,244
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.40 per unit)	—	(43,812)	—	(43,812)	—	(43,812)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,652	—	2,652	—	2,652
Series D preferred unit accretion	—	(4,155)	—	(4,155)	4,155	—
Other	—	(7)	—	(7)	—	(7)
Balance as of June 30, 2021	$756,301	$523,711	$(92,292)	$1,187,720	$607,718	$1,795,438

Balance as of March 31, 2020	$756,301	$855,722	$(104,209)	$1,507,814	$586,837	$2,094,651
Net income (loss)	16,033	(918)	—	15,115	14,651	29,766
Other comprehensive income	—	—	2,754	2,754	—	2,754
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.40 per unit)	—	(43,677)	—	(43,677)	—	(43,677)
Series D preferred	—	—	—	—	(14,651)	(14,651)
Unit-based compensation	—	2,056	—	2,056	—	2,056
Series D Preferred Unit accretion	—	(5,064)	—	(5,064)	5,064	—
Other	—	(1)	—	(1)	(6)	(7)
Balance as of June 30, 2020	$756,301	$808,118	$(101,455)	$1,462,964	$591,895	$2,054,859
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Six Months Ended June 30, 2021 and 2020
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income	32,066	41,866	—	73,932	31,708	105,640
Other comprehensive income	—	—	4,364	4,364	—	4,364
Distributions to partners:
Series A, B and C preferred	(32,066)	—	—	(32,066)	—	(32,066)
Common ($0.80 per unit)	—	(87,623)	—	(87,623)	—	(87,623)
Series D preferred	—	—	—	—	(31,708)	(31,708)
Unit-based compensation	—	5,330	—	5,330	—	5,330
Series D preferred unit accretion	—	(8,176)	—	(8,176)	8,176	—
Balance as of June 30, 2021	$756,301	$523,711	$(92,292)	$1,187,720	$607,718	$1,795,438

Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	32,066	(178,982)	—	(146,916)	29,041	(117,875)
Other comprehensive loss	—	—	(33,559)	(33,559)	—	(33,559)
Distributions to partners:
Series A, B and C preferred	(32,066)	—	—	(32,066)	—	(32,066)
Common ($1.00 per unit)	—	(108,846)	—	(108,846)	—	(108,846)
Series D preferred	—	—	—	—	(29,041)	(29,041)
Unit-based compensation	—	18,107	—	18,107	—	18,107
Series D Preferred Unit accretion	—	(9,966)	—	(9,966)	9,966	—
Other	—	—	—	—	(6)	(6)
Balance as of June 30, 2020	$756,301	$808,118	$(101,455)	$1,462,964	$591,895	$2,054,859
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NYSE: NS) is a Delaware limited partnership primarily engaged in the transportation, terminalling and storage of petroleum products and renewable fuels and the transportation of anhydrous ammonia. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours.

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

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. For the six months ended June 30, 2021, we received insurance proceeds of $20.5 million and for the year ended December 31, 2020, we received insurance proceeds of $35.0 million, including $25.0 million for the six months ended June 30, 2020. Gains from business interruption insurance of $4.0 million and $3.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively, are included in “Operating expenses” in the condensed consolidated statements of comprehensive income (loss). Insurance proceeds relate to cleanup costs and business interruption and are therefore included in “Cash flows from operating activities” in the consolidated statement of cash flows. We believe we have adequate insurance to offset additional costs.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. NEW ACCOUNTING PRONOUNCEMENT

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify the accounting for convertible instruments by eliminating certain accounting models for convertible debt instruments and convertible preferred stock, requiring the calculation of diluted earnings-per-unit to include the effect of potential unit settlement for any convertible instruments that may be settled in either cash or units, and amending the disclosure requirements for convertible instruments. The guidance is effective for annual periods beginning after December 15, 2021, and early adoption is permitted for annual periods beginning after December 15, 2020. Amendments may be applied using either a modified retrospective approach or a fully retrospective approach. We plan to adopt the amended guidance on January 1, 2022 using the modified retrospective approach. We are currently assessing the impact of this amended guidance on our financial position, results of operations and disclosures and plan to provide additional information about the expected impact at a future date.

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

We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired, and completed our most recent quantitative assessment on October 1, 2020. Although we determined that no impairment charges resulted from our October 1, 2020 impairment assessment, the fair value of the crude oil pipelines reporting unit, which is included in the pipeline reporting segment, exceeded its carrying value by approximately 4.0%. The goodwill associated with the crude oil pipelines reporting unit totaled $308.6 million as of June 30, 2021 and October 1, 2020. Considering that the carrying value of the reporting unit was written down to its fair value with the first quarter of 2020 impairment charge discussed above, changes to certain assumptions used in our estimate could cause the fair value to be less than the carrying value of the crude oil pipelines reporting unit, resulting in an impairment. We did not identify any factors that warrant an interim goodwill impairment test or an evaluation of the recoverability of the carrying value of our long-lived assets as of June 30, 2021.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2021		2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,694	$(22,019)	$2,140	$(21,083)
Noncurrent portion	932	(47,537)	1,003	(40,289)
Total	3,626	(69,556)	3,143	(61,372)

Activity:
Additions	1,898	(19,401)	2,670	(34,156)
Transfer to accounts receivable	(2,055)	—	(2,258)	—
Transfer to revenues	(250)	25,987	(125)	29,848
Total	(407)	6,586	287	(4,308)

Balances as of June 30:
Current portion	2,590	(17,002)	2,218	(20,235)
Noncurrent portion	629	(45,968)	1,212	(45,445)
Total	$3,219	$(62,970)	$3,430	$(65,680)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of June 30, 2021 (in thousands of dollars):

2021 (remaining)	$245,634
2022	399,345
2023	280,095
2024	189,149
2025	130,697
Thereafter	176,403
Total	$1,421,323

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer service contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$82,034	$79,110	$156,622	$170,832
Refined products and ammonia pipelines (excluding lessor revenues)	110,872	86,173	205,512	189,307
Total pipeline segment revenues from contracts with customers	192,906	165,283	362,134	360,139
Lessor revenues	—	825	—	1,650
Total pipeline segment revenues	192,906	166,108	362,134	361,789

Storage segment:
Throughput terminals	35,143	32,199	59,937	70,922
Storage terminals (excluding lessor revenues)	73,742	76,880	147,158	151,046
Total storage segment revenues from contracts with customers	108,885	109,079	207,095	221,968
Lessor revenues	10,363	10,328	20,727	20,656
Total storage segment revenues	119,248	119,407	227,822	242,624

Fuels marketing segment:
Revenues from contracts with customers	114,939	54,025	198,794	127,927

Consolidation and intersegment eliminations	—	—	(11)	(9)

Total revenues	$427,093	$339,540	$788,739	$732,331

5. DEBT

Revolving Credit Agreement
On February 16, 2021, NuStar Logistics amended its $1.0 billion revolving credit agreement due October 27, 2023 (the Revolving Credit Agreement) to, among other things, expand certain adjustments related to our maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio.

As of June 30, 2021, we had $185.0 million of borrowings outstanding and $809.8 million available for borrowing under the Revolving Credit Agreement. Letters of credit issued under the Revolving Credit Agreement totaled $5.2 million as of June 30, 2021 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a LIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2021, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 2.6%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. For the rolling period of four quarters ended June 30, 2021, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2021, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

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

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of June 30, 2021 was 2.3%. As of June 30, 2021, $125.4 million of our accounts receivable was included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $74.2 million as of June 30, 2021.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	June 30, 2021	December 31, 2020
	(Thousands of Dollars)
Fair value	$3,793,490	$3,799,378
Carrying amount	$3,443,530	$3,539,258

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

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $0.1 million and $2.6 million for contingent losses as of June 30, 2021 and December 31, 2020, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands of Dollars)
Loss recognized in other comprehensive loss on derivative	$—	$(461)	$—	$(30,291)
Loss reclassified from AOCI into interest expense, net	$(1,335)	$(878)	$(2,683)	$(1,525)

As of June 30, 2021, we expect to reclassify a loss of $4.0 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

In July 2021, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on September 15, 2021.

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

In July 2021, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on September 15, 2021.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2021	$0.40	$43,814	August 6, 2021	August 12, 2021
March 31, 2021	$0.40	$43,834	May 10, 2021	May 14, 2021
December 31, 2020	$0.40	$43,787	February 8, 2021	February 12, 2021

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended June 30,
	2021				2020
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of March 31	$(41,405)	$(40,802)	$(12,329)	$(94,536)	$(50,600)	$(45,307)	$(8,302)	$(104,209)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	1,094	—	—	1,094	2,638	(461)	—	2,177
Net gain on pension costs reclassified into other income, net	—	—	(187)	(187)	—	—	(305)	(305)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,335	—	1,335	—	878	—	878
Other	—	—	2	2	—	—	4	4
Other comprehensive income (loss)	1,094	1,335	(185)	2,244	2,638	417	(301)	2,754
Balance as of June 30	$(40,311)	$(39,467)	$(12,514)	$(92,292)	$(47,962)	$(44,890)	$(8,603)	$(101,455)

	Six Months Ended June 30,
	2021				2020
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(42,362)	$(42,150)	$(12,144)	$(96,656)	$(43,772)	$(16,124)	$(8,000)	$(67,896)
Other comprehensive income (loss):
Other comprehensive income (loss) before reclassification adjustments	2,051	—	—	2,051	(4,190)	(30,291)	—	(34,481)
Net gain on pension costs reclassified into other income, net	—	—	(374)	(374)	—	—	(610)	(610)
Net loss on cash flow hedges reclassified into interest expense, net	—	2,683	—	2,683	—	1,525	—	1,525
Other	—	—	4	4	—	—	7	7
Other comprehensive income (loss)	2,051	2,683	(370)	4,364	(4,190)	(28,766)	(603)	(33,559)
Balance as of June 30	$(40,311)	$(39,467)	$(12,514)	$(92,292)	$(47,962)	$(44,890)	$(8,603)	$(101,455)

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

Contingently issuable performance units are included as dilutive potential common units if it is probable that that performance measures will be achieved, unless to do so would be antidilutive. There were no dilutive potential common units outstanding related to the performance units for all periods presented.

The following table details the calculation of net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$63,383	$29,766	$105,640	$(117,875)
Distributions to preferred limited partners	(31,887)	(30,684)	(63,774)	(61,107)
Distributions to common limited partners	(43,814)	(43,678)	(87,648)	(87,408)
Distribution equivalent rights to restricted units	(586)	(502)	(1,184)	(1,008)
Distributions in excess of income (loss)	$(12,904)	$(45,098)	$(46,966)	$(267,398)

Distributions to common limited partners	$43,814	$43,678	$87,648	$87,408
Allocation of distributions in excess of income (loss)	(12,904)	(45,098)	(46,966)	(267,398)
Series D Preferred Unit accretion	(4,155)	(5,064)	(8,176)	(9,966)
Net income (loss) attributable to common units	$26,755	$(6,484)	$32,506	$(189,956)

Basic and diluted weighted-average common units outstanding	109,529,658	109,194,722	109,518,004	109,046,061

Basic and diluted net income (loss) per common unit	$0.25	$(0.06)	$0.30	$(1.74)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2021	2020
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(9,942)	$25,386
Inventories	(1,744)	4,176
Other current assets	(4,752)	(8,781)
Increase (decrease) in current liabilities:
Accounts payable	3,588	(15,197)
Accrued interest payable	(11,686)	(177)
Accrued liabilities	(17,222)	(11,625)
Taxes other than income tax	(1,575)	44
Changes in current assets and current liabilities	$(43,333)	$(6,174)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•payments for the termination of interest rate swaps included in cash flows from financing activities; and
•the effect of accrued compensation expense paid with fully vested common unit awards.

Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2021	2020
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$114,339	$103,034
Cash paid for income taxes, net of tax refunds received	$5,882	$4,661

As of June 30, 2021 and December 31, 2020, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	June 30, 2021	December 31, 2020
	(Thousands of Dollars)
Cash and cash equivalents	$23,500	$153,625
Other long-term assets, net	8,802	8,801
Cash, cash equivalents and restricted cash	$32,302	$162,426

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
Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Thousands of Dollars)
Revenues:
Pipeline	$192,906	$166,108	$362,134	$361,789
Storage	119,248	119,407	227,822	242,624
Fuels marketing	114,939	54,025	198,794	127,927
Consolidation and intersegment eliminations	—	—	(11)	(9)
Total revenues	$427,093	$339,540	$788,739	$732,331

Operating income (loss):
Pipeline	$96,512	$71,981	$175,891	$(50,943)
Storage	46,185	43,242	88,903	91,821
Fuels marketing	2,298	3,349	5,029	9,792
Total segment operating income	144,995	118,572	269,823	50,670
General and administrative expenses	27,477	23,700	51,969	46,671
Other depreciation and amortization expense	1,913	2,171	3,960	4,357
Total operating income (loss)	$115,605	$92,701	$213,894	$(358)

Total assets by reportable segment were as follows:

	June 30, 2021	December 31, 2020
	(Thousands of Dollars)
Pipeline	$3,540,298	$3,609,508
Storage	1,918,515	1,897,167
Fuels marketing	43,537	31,967
Total segment assets	5,502,350	5,538,642
Other partnership assets	143,630	278,376
Total consolidated assets	$5,645,980	$5,817,018

13. SUBSEQUENT EVENT

On August 1, 2021, we entered into an agreement to sell our storage facilities at eight locations, including all our North East Terminals and our one terminal in Florida to Sunoco LP for $250.0 million, subject to adjustment. During July 2021, sale negotiations with the potential buyer progressed significantly and management with appropriate authority agreed to the sale. The terminals have an aggregate storage capacity of 14.8 million barrels and are included in the storage segment. We expect to complete the sale by the beginning of the fourth quarter and will utilize the sales proceeds to improve our debt metrics. The book value at closing, including an allocation of goodwill for the terminal reporting unit, is expected to exceed the agreed purchase price and result in an estimated non-cash loss in the range of $130.0 million to $140.0 million in the third quarter of 2021.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, economic activity and the actions by oil producing nations on our business, as well as the timing of, expected use of proceeds from and the other anticipated benefits from the announced sale of terminals. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 and this Quarterly Report on Form 10-Q, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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
•Liquidity and Capital Resources
•Critical Accounting Policies
•New Accounting Pronouncements

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is primarily engaged in the transportation, terminalling and storage of petroleum products and renewable fuels and the transportation of anhydrous ammonia. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours.

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of June 30, 2021, our assets included 9,920 miles of pipeline and 73 terminal and storage facilities, which provide approximately 72 million barrels of storage capacity. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
•tariffs for transportation through our pipelines;
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

Recent Developments
Agreement to Sell Terminals. On August 1, 2021, we entered into an agreement to sell our storage facilities at eight locations, including all our North East Terminals and our one terminal in Florida to Sunoco LP for $250.0 million, subject to adjustment. The terminals have an aggregate storage capacity of 14.8 million barrels and are included in the storage segment. We expect to complete the sale by the beginning of the fourth quarter and will utilize the sales proceeds to improve our debt metrics. The book value at closing, including an allocation of goodwill for the terminal reporting unit, is expected to exceed the agreed purchase price and result in an estimated non-cash loss in the range of $130.0 million to $140.0 million in the third quarter of 2021.

COVID-19. The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, significantly reducing demand for petroleum products and increasing the volatility of crude oil prices, beginning in March 2020. While a number of countries, including the United States, have made significant progress in 2021 in deploying COVID-19 vaccines, which has improved economic conditions and outlook in those nations, many more continue to struggle to obtain and/or disseminate vaccinations to their populace, which is frustrating widespread global economic recovery. Even in the United States, if a sufficient proportion of people are not vaccinated to reach herd immunity, or as variants emerge, we may face additional resurgence in COVID-19 case count in some regions, as we have recently seen, which could slow the pace of domestic economic improvement and undermine rebounding demand in the markets our assets serve. We continue to closely monitor each of our locations across North America to ensure the safety of our employees as well as the operational functionality of each location.

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

Trends and Outlook
As America begins to recover from the impact of COVID-19 and returns to normal activity and growth, we are seeing signs of stabilization and improvement, across the U.S. and in NuStar’s footprint. U.S. refined product demand outlook has improved as COVID-19 vaccinations have continued to allow more and more Americans to return to normal day-to-day activities and to begin traveling. However, the “Delta” variant has increased COVID-19 case counts significantly in many parts of the United States, which may impact the overall demand recovery in 2021.

Refined product demand on NuStar’s pipeline systems averaged 100% of pre-pandemic demand for the first half of the year after reaching 105% for the second quarter. We continue to expect our refined products pipeline systems to perform at 100% of our pre-pandemic levels for the remainder of this year. Strengthening refined product demand has increased U.S. refiners’ demand for crude oil and rebounding crude demand, along with tempered global supply, has contributed to higher crude prices and improved expectations for U.S. shale production, particularly in the Permian Basin. We believe the Permian Basin, and our system in particular, has geological advantages over other shale plays, including lower production costs and higher product quality, that have benefited and will continue to benefit our assets in 2021 as crude demand, price and production continue to recover. Sustained healthy U.S. shale production growth, combined with improving global demand, should drive U.S. export growth over time, which should be positive for crude volumes on our Corpus Christi Crude System, as well as for our St. James terminal. In addition, we continue to expect to benefit from the growth of our renewable fuels distribution system on the West Coast. We expect to provide an increasing share of California’s renewable fuels as we complete our planned tank conversion projects.

We plan to continue to manage our operations with fiscal discipline in this turbulent environment. Upon closing of the announced sale of terminals, we expect to use the proceeds to further lower our leverage. For the full-year 2021, we expect reliability and strategic capital expenditures to be comparable to 2020. We expect to fund all of our expenses, distribution requirements and capital expenditures for the full-year 2021 using internally generated cash flows.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. These factors include, but are not limited to, uncertainty surrounding the COVID-19 pandemic, including its duration and lingering impacts to the economy; uncertainty surrounding future production decisions by the Organization of Petroleum Exporting Countries and other oil-producing nations (OPEC+); the state of the economy and the capital markets; changes to our customers’ refinery maintenance schedules and unplanned refinery downtime; crude oil prices; the supply of and demand for petroleum products, renewable fuels and anhydrous ammonia; demand for our transportation and storage services; the availability of personnel, equipment and services essential to our operations; the ability to obtain timely permitting approvals; and changes in laws and regulations affecting our operations. Please read Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports on Form 10-Q for additional discussion on how these factors could affect our operations.

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$300,788	$284,151	$16,637
Product sales	126,305	55,389	70,916
Total revenues	427,093	339,540	87,553

Costs and expenses:
Costs associated with service revenues	169,457	170,292	(835)
Cost associated with product sales	112,641	50,676	61,965
General and administrative expenses	27,477	23,700	3,777
Other depreciation and amortization expense	1,913	2,171	(258)
Total costs and expenses	311,488	246,839	64,649

Operating income	115,605	92,701	22,904
Interest expense, net	(53,780)	(59,499)	5,719
Loss on extinguishment of debt	—	(3,842)	3,842
Other income, net	2,896	2,216	680
Income before income tax expense	64,721	31,576	33,145
Income tax expense	1,338	1,810	(472)
Net income	$63,383	$29,766	$33,617

Basic and diluted net income (loss) per common unit	$0.25	$(0.06)	$0.31

Consolidated Overview. Net income increased $33.6 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to higher operating income from our pipeline segment in the second quarter of 2021 as pandemic recovery resulted in higher demand.

Corporate Items. General and administrative expenses increased $3.8 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to higher compensation costs.

Interest expense, net, decreased $5.7 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to interest expense recorded in the second quarter of 2020 related to the Term Loan, which was repaid on September 16, 2020. This decrease was partially offset by increased interest expense on the September 2020 issuance of $1.2 billion of senior notes.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$572,671	$600,897	$(28,226)
Product sales	216,068	131,434	84,634
Total revenues	788,739	732,331	56,408

Costs and expenses:
Costs associated with service revenues	325,162	338,535	(13,373)
Cost associated with product sales	193,754	118,126	75,628
Goodwill impairment loss	—	225,000	(225,000)
General and administrative expenses	51,969	46,671	5,298
Other depreciation and amortization expense	3,960	4,357	(397)
Total costs and expenses	574,845	732,689	(157,844)

Operating income (loss)	213,894	(358)	214,252
Interest expense, net	(108,698)	(106,993)	(1,705)
Loss on extinguishment of debt	—	(3,842)	3,842
Other income (expense), net	3,294	(4,273)	7,567
Income (loss) from before income tax expense	108,490	(115,466)	223,956
Income tax expense	2,850	2,409	441
Net income (loss)	$105,640	$(117,875)	$223,515

Basic and diluted net income (loss) per common unit:	$0.30	$(1.74)	$2.04

Consolidated Overview. We recorded net income of $105.6 million for the six months ended June 30, 2021, compared to a net loss of $117.9 million for the six months ended June 30, 2020, mainly due to a non-cash goodwill impairment charge of $225.0 million related to our crude oil pipelines reporting unit in the first quarter of 2020. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the goodwill impairment. Excluding the impact of the $225.0 million goodwill impairment, operating income decreased due to higher general and administrative expenses and decreases in operating income for the storage and fuels marketing segments.

We saw a rebound in demand across most of our pipelines in the second quarter of 2021, while we experienced lower throughput and lower revenue during the first quarter of 2021 due to the continuing effects of the COVID-19 global pandemic that began in March 2020, compared to the strong first quarter of 2020. Additionally, Winter Storm Uri brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, which reduced operating income by $10.7 million in the first quarter of 2021, including $9.5 million in the pipeline segment and $1.2 million in the storage segment.

Corporate Items. General and administrative expenses increased $5.3 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to higher compensation costs.

Interest expense, net, increased $1.7 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the interest on the September 2020 issuance of $1.2 billion of senior notes, which was partially offset by lower expenses due to the repayment of the Term Loan on September 16, 2020.

We recorded other income, net of $3.3 million for the six months ended June 30, 2021, compared to other expense, net of $4.3 million for the six months ended June 30, 2020, mainly due to foreign exchange rate fluctuations associated with our Mexican subsidiary.

Pipeline Segment
As of June 30, 2021, we own 3,205 miles of refined product pipelines and 2,215 miles of crude oil pipelines, as well as 5.6 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020
	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,244,215	1,063,739	180,476
Refined products and ammonia pipelines throughput (barrels/day)	606,973	452,678	154,295
Total throughput (barrels/day)	1,851,188	1,516,417	334,771

Throughput and other revenues	$192,906	$166,108	$26,798
Operating expenses	51,404	50,099	1,305
Depreciation and amortization expense	44,990	44,028	962
Segment operating income	$96,512	$71,981	$24,531

Total revenues increased $26.8 million and throughputs increased 334,771 barrels per day for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the 2021 rebound in demand as the economy continues to recover from the pandemic resulting in:
•an increase in revenues of $12.4 million and an increase in throughputs of 33,598 barrels per day on our East and North pipelines combined;
•an increase in revenues of $9.6 million and an increase in throughputs of 105,004 barrels per day on our McKee System pipelines;
•an increase in revenues of $8.3 million and an increase in throughputs of 57,017 barrels per day on our Permian Crude System, as well as higher sales of crude oil from pipeline loss allowance volumes in the second quarter of 2021;
•an increase in revenues of $3.3 million and an increase in throughputs of 13,238 barrels per day on our Valley Pipeline, as well as higher revenue from higher minimum volume commitments in the second quarter of 2021; and
•an increase in revenues of $2.7 million and an increase in throughputs of 39,127 barrels per day on our Three Rivers System, despite operational issues at a customer’s refinery in the second quarter of 2021.

These increases in revenue were partially offset by the following:
•a decrease in revenues of $4.2 million, despite an increase in throughputs of 63,067 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to lower minimum volume commitments, while the increase in throughputs was primarily due to the rebound in demand in the second quarter of 2021;
•a decrease in revenues of $3.5 million, despite an increase in throughputs of 12,721 barrels per day on our Ardmore System, primarily due to the expiration of a customer contract and fewer barrels moved at higher average tariffs in the second quarter of 2021, which more than offset the revenue from increased throughputs resulting from the rebound in demand; and
•a decrease in revenues of $2.3 million and a decrease in throughputs of 5,424 barrels per day on our Ammonia Pipeline, mainly due to unfavorable weather conditions for agricultural application and outages at customers’ facilities in the second quarter of 2021.

Operating expenses increased $1.3 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to an increase in compensation expense of $1.4 million, an increase in insurance expense of $0.7 million due to higher premiums and an increase in power costs of $0.6 million due to higher throughput. These increases were partially offset by lower maintenance and regulatory expense of $1.0 million.

Depreciation and amortization expense increased $1.0 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to projects associated with our Permian Crude System and other completed projects.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020
	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,173,166	1,297,892	(124,726)
Refined products and ammonia pipelines throughput (barrels/day)	558,121	523,555	34,566
Total throughput (barrels/day)	1,731,287	1,821,447	(90,160)

Throughput and other revenues	$362,134	$361,789	$345
Operating expenses	96,459	100,345	(3,886)
Depreciation and amortization expense	89,784	87,387	2,397
Goodwill impairment loss	—	225,000	(225,000)
Segment operating income (loss)	$175,891	$(50,943)	$226,834

Pipeline segment revenues for the six months ended June 30, 2021 were comparable to the six months ended June 30, 2020, despite a decrease in throughputs of 90,160 barrels per day. The first six months of 2020 included strong demand in the first quarter, prior to the pandemic, which was followed by severely reduced demand in the second quarter, resulting from COVID-19 restrictions, including stay-at-home orders and business closures. In comparison, results for the first quarter of 2021 were negatively affected by Winter Storm Uri, as well as the lingering effects of COVID-19 restrictions. However, by the second quarter of 2021, demand had largely recovered to pre-pandemic levels.

Revenues increased primarily due to the 2021 rebound in demand, resulting in:
•an increase in revenues of $11.4 million and an increase in throughputs of 7,825 barrels per day on our North and East pipelines combined due to a rebound in demand in the second quarter of 2021;
•an increase in revenues of $5.7 million, despite a slight decrease in throughputs of 1,125 barrels per day on our Permian Crude System, mainly due to higher sales of crude oil from pipeline loss allowance volumes for the six months ended June 30, 2021;
•an increase in revenues of $5.4 million and an increase in throughputs of 33,137 barrels per day on our McKee System pipelines, mainly due to a rebound in demand in the second quarter of 2021, partially offset by the effects of Winter Storm Uri in the first quarter of 2021; and
•an increase in revenues of $2.1 million and an increase in throughputs of 2,983 barrels per day on our Valley Pipeline System, mainly due to a rebound in demand in the second quarter of 2021 and higher minimum volume commitments for the six months ended June 30, 2021.

These increases in revenue were partially offset by:
•a decrease in revenues of $17.4 million and a decrease in throughputs of 137,814 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to lower minimum volume commitments for the six months ended June 30, 2021, as well as lower demand for exports in 2021, compared to the first quarter of 2020;
•a decrease in revenues of $3.6 million and a decrease in throughputs of 2,676 barrels per day on our Ardmore System as a result of Winter Storm Uri in the first quarter of 2021, the expiration of a customer contract at the end of the first quarter of 2021 and fewer barrels moved at higher average tariffs in 2021, compared to 2020; and
•a decrease in revenues of $3.1 million and a decrease in throughputs of 3,645 barrels per day on our Ammonia Pipeline, mainly due to unfavorable weather conditions for agricultural application and outages at customers’ facilities in the six months ended June 30, 2021.

Operating expenses decreased $3.9 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a decrease of $4.2 million in maintenance and regulatory expenses, mainly on our Ammonia Pipeline, and a decrease in power costs of $2.8 million across multiple pipelines, primarily resulting from lower throughputs and the addition of permanent power on our Permian Crude System. These decreases were partially offset by an increase of $4.4 million in compensation expense.

Depreciation and amortization expense increased $2.4 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to the completion of projects on our Permian Crude System and other completed projects.

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

Storage Segment
Our storage segment is comprised of our facilities that provide storage, handling and other services for petroleum products, crude oil, specialty chemicals, renewable fuels and other liquids. As of June 30, 2021, we own and operate 38 terminals and storage facilities in the U.S., one terminal in Nuevo Laredo, Mexico and one terminal located in Point Tupper, Canada, with an aggregate storage capacity of 59.0 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Sale of Texas City Terminals. On December 7, 2020, we sold the equity interests in our wholly owned subsidiaries that owned two terminals in Texas City, Texas for $106.0 million (the Texas City Sale). The two terminals have an aggregate storage capacity of 3.0 million barrels and were previously included in our storage segment.

Selby Terminal Fire. We recognized gains from business interruption insurance of $4.0 million and $3.1 million for the six months ended June 30, 2021 and June 30, 2020, respectively, included in “Operating expenses,” which relate to a fire in October 2019 at our terminal facility in Selby, California.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020
	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	385,790	348,189	37,601

Throughput terminal revenues	$35,143	$32,199	$2,944
Storage terminal revenues	84,105	87,208	(3,103)
Total revenues	119,248	119,407	(159)
Operating expenses	49,089	50,979	(1,890)
Depreciation and amortization expense	23,974	25,186	(1,212)
Segment operating income	$46,185	$43,242	$2,943

Throughput terminal revenues increased $2.9 million and throughputs increased 37,601 barrels per day for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to an increase in revenues of $2.9 million and an increase in throughputs of 51,406 barrels per day on our Central West Terminals, due to a rebound in demand in the second quarter of 2021. The increase in throughputs was partially offset by a decrease in throughputs of 13,776 barrels per day at our Corpus Christi North Beach terminal due to weak export markets and volumes delivered to our customers’ refineries instead of over our docks in the second quarter of 2021; revenues remained flat at the terminal due to minimum volume commitments.

Storage terminal revenues decreased $3.1 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a decrease in revenues of $8.5 million as a result of the Texas City Sale in December 2020. This decrease was partially offset by the following:
•an increase in revenues of $2.4 million at our West Coast Terminals, mainly due to completed projects, resulting in higher throughputs and associated handling fees; and
•an increase in revenues of $2.2 million at our North East Terminals, mainly due to contango market conditions at our Linden and Piney Point terminals that led to new contracts in the second quarter of 2020 and an increase in throughput and ancillary fees.

Operating expenses decreased $1.9 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to a decrease in operating expenses of $5.8 million due to the Texas City Sale in December 2020 and a decrease in maintenance and regulatory expenses of $1.0 million. These decreases were partially offset by an increase in compensation expense of $1.5 million, an increase in insurance expense of $1.3 million due to higher premiums and an increase in reimbursable expenses of $1.2 million across various terminals.

Depreciation and amortization expense decreased $1.2 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the Texas City Sale.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020
	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	393,006	513,510	(120,504)

Throughput terminal revenues	$59,937	$70,922	$(10,985)
Storage terminal revenues	167,885	171,702	(3,817)
Total revenues	227,822	242,624	(14,802)
Operating expenses	91,321	100,915	(9,594)
Depreciation and amortization expense	47,598	49,888	(2,290)
Segment operating income	$88,903	$91,821	$(2,918)

Throughput terminal revenues decreased $11.0 million and throughputs decreased 120,504 barrels per day for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to a decrease in revenues of $13.3 million and a decrease in throughputs of 139,482 barrels per day at our Corpus Christi North Beach terminal. Consistent with lower volumes on our Corpus Christi Crude Pipeline System, these decreases at our Corpus Christi North Beach terminal were due to lower minimum volume commitments for the six months ended June 30, 2021, Winter Storm Uri, weak export markets and volumes delivered to our customers’ refineries instead of over our docks in the second quarter of 2021. These decreases were partially offset by an increase in revenues of $2.3 million and an increase in throughputs of 19,446 barrels per day at our Central West Terminals, due to a rebound in demand in the second quarter of 2021.

Storage terminal revenues decreased $3.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to a decrease in revenues of $17.1 million due to the Texas City Sale in December 2020.

This decrease was partially offset by the following:
•an increase in revenues of $5.2 million at our West Coast Terminals, mainly due to completed projects, resulting in new contracts and rate escalations as well as higher throughputs and handling fees;
•an increase in revenues of $3.4 million at our North East Terminals, primarily due to contango market conditions that led to new contracts in the second quarter of 2020 and an increase in throughput and ancillary fees;
•an increase in revenues of $2.7 million at our Gulf Coast Terminals, excluding the Texas City Sale, mainly at our St. James and Jacksonville terminals. The increase at our St. James terminal was mainly due to an increase in reimbursable revenues, higher throughput and ancillary fees and unit train activity, partially offset by a decrease in customer base, while the increase at out Jacksonville terminal was mainly due to an increase in customer base; and
•an increase in revenues of $1.0 million at our Central West Terminals, primarily at our Nuevo Laredo terminal, due to the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which began full service at the end of the first quarter of 2020.

Operating expenses decreased $9.6 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the following;
•a decrease in operating expenses of $12.0 million due to the Texas City Sale in December 2020;
•a decrease in maintenance expense of 2.5 million across various terminals; and
•a decrease in reimbursable expenses of $1.1 million, mainly due to a decrease in wharfage activity of $2.5 million at our Corpus Christi North Beach terminal and a decrease of $0.9 million in tank cleaning expenses at Pt. Tupper, partially offset by an increase of $1.7 million in tank cleaning expenses at our St. James terminal.

These decreases were partially offset by an increase in compensation expense of $3.6 million and an increase in insurance expense of $3.4 million due to higher premiums.

Depreciation and amortization expense decreased $2.3 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to the Texas City Sale in December 2020.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Change
	2021	2020
	(Thousands of Dollars)
Product sales	$114,939	$54,025	$60,914
Cost of goods	112,063	50,115	61,948
Gross margin	2,876	3,910	(1,034)
Operating expenses	578	561	17
Segment operating income	$2,298	$3,349	$(1,051)

Segment operating income decreased $1.1 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, mainly due to lower gross margins across the segment.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Change
	2021	2020
	(Thousands of Dollars)
Product sales	$198,794	$127,927	$70,867
Cost of goods	194,466	117,069	77,397
Gross margin	4,328	10,858	(6,530)
Operating expenses	(701)	1,066	(1,767)
Segment operating income	$5,029	$9,792	$(4,763)

Segment operating income decreased $4.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to lower gross margins of $4.0 million from our bunkering operations and $2.0 million from our blending operations. The overall decrease in segment operating income was partially offset by a credit loss recovery of $1.7 million that we received in the first quarter of 2021, which is included in “Operating expenses.”

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

Due to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions taken by OPEC+, we have taken steps to preserve and enhance our liquidity. We expect that amounts available under our revolving credit agreement will be sufficient to address senior note maturities in 2022, and we have no other senior note maturities until 2025. In addition, in response to the shifting expectations of our industry, including continuing to reduce leverage, combined with the ongoing lack of access to equity markets and the COVID-19 environment, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows for the full-year 2021.

Cash Flows for the Six Months Ended June 30, 2021 and 2020
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Six Months Ended June 30,
	2021	2020
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$214,237	$270,441
Investing activities	(92,235)	(106,080)
Financing activities	(252,853)	(162,319)
Effect of foreign exchange rate changes on cash	727	(945)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(130,124)	$1,097

Net cash provided by operating activities decreased $56.2 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to changes in working capital. Cash flows from operating activities includes insurance proceeds of $20.5 million and $25.0 million for the six months ended June 30, 2021 and 2020, respectively, which are related to cleanup costs and business interruption at our terminal facility in Selby, California that experienced a fire in October 2019.

Our working capital increased by $43.3 million for the six months ended June 30, 2021, compared to $6.2 million for the six months ended June 30, 2020. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. Increased activity from the continuing economic recovery also contributed to the increase in working capital. In addition, the timing of payments related to accrued interest payable changed due to the senior note issuances in 2020. Please refer to Note 11 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional discussion.

For the six months ended June 30, 2021, net cash provided by operating activities combined with cash on hand exceeded our distributions to unitholders, reliability capital expenditures and strategic capital expenditures.

Net cash used in investing activities decreased by $13.8 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to reductions to our capital expenditures.

Net cash used in financing activities increased $90.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, mainly due to a $177.6 million increase in net debt repayments. This increase was partially offset by the $49.2 million payment to terminate interest rate swaps in the second quarter of 2020 and a decrease of $21.2 million in distributions paid to our common unitholders for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Sources of Liquidity
Revolving Credit Agreement. On February 16, 2021, NuStar Logistics amended its $1.0 billion revolving credit agreement (the Revolving Credit Agreement) to, among other things, expand certain adjustments related to our maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ended June 30, 2021, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2021, our consolidated debt coverage ratio was 4.27x and our consolidated interest coverage ratio was 2.05x. As of June 30, 2021, we had $809.8 million available for borrowing. We expect that amounts available under the Revolving Credit Agreement will be sufficient to address senior note maturities in 2022.

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

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of June 30, 2021, $125.4 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $74.2 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2021	$69,762	$17,432	$87,194
2020	$85,307	$11,051	$96,358

Expected for the year ended December 31, 2021	$140,000 - 170,000	$40,000 - 50,000

Strategic capital expenditures for the six months ended June 30, 2021 and 2020 mainly consisted of expansion projects on our Permian Crude System, as well as our West Coast bio-fuels terminal projects in 2021 and our Northern Mexico refined products supply projects and expansion projects on our Corpus Christi Crude System in 2020. Reliability capital expenditures for the six months ended June 30, 2021 and 2020 primarily related to maintenance upgrade projects at our terminals.

For the year ended December 31, 2021, we expect a significant portion of our strategic capital spending to relate to our expansion projects to accommodate production growth in the Permian Basin and projects to handle biofuels demand on the West Coast. We continue to evaluate our capital budget and make changes as economic conditions warrant, and our actual capital expenditures for 2021 may increase or decrease from the expected amounts noted above. We expect to fund our capital expenditures for the full-year 2021 with internally generated cash flows, and our internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2021	$0.40	$43,814	August 6, 2021	August 12, 2021
March 31, 2021	$0.40	$43,834	May 10, 2021	May 14, 2021
December 31, 2020	$0.40	$43,787	February 8, 2021	February 12, 2021

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

In July 2021, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on September 15, 2021.

Debt Obligations
Our debt obligations as of June 30, 2021 are listed below:

	Maturity			June 30, 2021
				(Thousands of Dollars)
Revolving Credit Agreement	October 27, 2023			$185,000
4.75% senior notes	February 1, 2022			$250,000
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
Subordinated Notes, with a floating interest rate of 6.9% as of June 30, 2021	January 15, 2043			$402,500
GoZone Bonds	2038	thru	2041	$322,140
Receivables Financing Agreement	September 20, 2023			$74,200

We repaid our $300.0 million of 6.75% senior notes due February 1, 2021 at maturity, and we expect to pay our $250.0 million of 4.75% senior notes due February 1, 2022, with borrowings under our Revolving Credit Agreement.

We believe that, as of June 30, 2021, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

Guarantor Summarized Financial Information
NuStar Energy has no operations, and its assets consist mainly of its 100% ownership interest in its indirectly owned subsidiaries, NuStar Logistics and NuPOP. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. Each guarantee of the senior notes by NuStar Energy and NuPOP ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and ranks senior to its guarantee of our subordinated indebtedness. Each guarantee of the subordinated notes by NuStar Energy and NuPOP ranks equal in right of payment with all other existing and future subordinated indebtedness of that guarantor and subordinated in right of payment and upon liquidation to the prior payment in full of all other existing and future senior indebtedness of that guarantor. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy or any of its subsidiaries, including NuStar Logistics, under any bank credit facility or public debt instrument. The rights of holders of our senior and subordinated notes may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law.

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

	June 30, 2021	December 31, 2020
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$52,004	$154,752
Long-term assets	$2,895,016	$2,950,217
Current liabilities (a)	$109,676	$140,385
Long-term liabilities, including long-term debt	$3,488,064	$3,609,306
Series D preferred limited partners interests	$607,718	$599,542

		Six Months Ended June 30, 2021
		(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues		$404,402
Operating income		$152,745
Interest expense, net		$(109,027)
Net income		$45,618
(a)Excludes $0.7 million and $0.6 million of net intercompany payables as of June 30, 2021 and December 31, 2020, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $2,541.1 million and $2,543.2 million as of June 30, 2021 and December 31, 2020, respectively. Revenue and net income for the non-guarantor subsidiaries totaled $384.3 million and $60.0 million, respectively, for the six months ended June 30, 2021. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	June 30, 2021
	Expected Maturity Dates
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$250,000	$—	$—	$600,000	$1,972,140	$2,822,140	$3,121,695
Weighted-average rate	—%	4.8%	—	—	5.8%	6.0%	5.9%	—
Variable-rate debt	$—	$—	$259,200	$—	$—	$402,500	$661,700	$671,795
Weighted-average rate	—	—	2.5%	—	—	6.9%	5.2%	—

	December 31, 2020
	Expected Maturity Dates
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$300,000	$250,000	$—	$—	$600,000	$1,972,140	$3,122,140	$3,396,542
Weighted-average rate	6.8%	4.8%	—	—	5.8%	6.0%	5.9%	—
Variable-rate debt	$—	$—	$57,000	$—	$—	$402,500	$459,500	$402,836
Weighted-average rate	—	—	2.3%	—	—	7.0%	6.4%	—

Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

Item 4.Controls and Procedures

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2021.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

Except as set forth below, there have been no material developments with respect to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. The information contained in this Item 1A. updates, and should be read in conjunction with, the related information set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, in addition to the other information contained in this Quarterly Report on Form 10-Q.

The ongoing effects of the COVID-19 pandemic, the actions taken in response thereto and developments in the global oil markets may continue to adversely affect our business, financial condition, results of operations or cash flows.
The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, significantly reducing demand for petroleum products and increasing the volatility of crude oil prices, beginning in March 2020. While a number of countries, including the United States, have made significant progress in 2021 in deploying COVID-19 vaccines, which has improved economic conditions and outlook in those nations, many more continue to struggle to obtain and/or disseminate vaccinations to their populace, which is frustrating widespread global economic recovery. Even in the United States, if a sufficient proportion of people are not vaccinated to reach herd immunity, or as variants emerge, we may face additional resurgence in COVID-19 case count in some regions, as we have recently seen, which could slow the pace of domestic economic improvement and undermine rebounding demand in the markets our assets serve.

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

We rely on our information technology and operational technology systems to conduct our business. Any significant cybersecurity breach or other significant disruption to those systems would cause our business, financial results and reputation to suffer, increase our costs and expose us to liability, and could adversely affect our ability to make distributions to our unitholders.
We rely on our information technology systems and our operational technology systems to process, transmit and store information, such as employee, customer and vendor data, and to conduct almost all aspects of our business, including safely operating our pipelines and storage facilities, recording and reporting commercial and financial transactions and receiving and making payments. We also rely on systems hosted by third parties, with respect to which we have limited visibility and control, and that have access to or store certain of our employee, customer and vendor data. The security of these networks and systems is critical to our operations and business strategy.

Although we take proactive steps to protect our company, systems and data from cyberattacks, such as implementing multiple layers of security, segregated systems and user access, antivirus tools, vulnerability scanning, monitoring and patch management, regular employee training, phishing tests, penetration tests, internal risk assessments, independent third-party assessments, tabletop exercises to test our incident response plan, enhanced cyber diligence of vendors and physical security measures, all companies are at risk of a cyberattack. The number and sophistication of reported cyberattacks by both state-sponsored and criminal organizations continue to increase, across industries and around the world, including recent attacks on operators of critical infrastructure assets, such as pipelines, as well as the third parties that provide technology services for critical infrastructure, in some cases with considerable negative impact on targeted companies’ ability to conduct business.

Like other companies, we recognize that, despite our security measures, we remain subject to cybersecurity incidents due to attacks from a variety of external threat actors, internal employee error or malfeasance and cybersecurity incidents suffered by our service providers, vendors or customers. In addition, in connection with COVID-19 precautions, many of our employees and those of our service providers, vendors and customers have been working, and some may continue to work, from home or other remote-work locations, where cybersecurity protections may be less robust and cybersecurity procedures and safeguards may be less effective. Moreover, certain attacker techniques and goals, such as surveillance, intelligence gathering or extended reconnaissance, may remain undetected for an extended period of time, which can increase the breadth and negative impact of an incident. A significant failure, compromise, breach or interruption in our systems or those of third parties critical to our operations could result in a disruption of our operations; physical damage to our assets or the environment; physical, financial, or other harm to employees or others; safety incidents; damage to our reputation; loss of customers or revenues; increased costs for remedial actions; and potential litigation or regulatory fines. Failures, interruptions and similar events that result in the loss or improper disclosure of information maintained in our systems and networks or those of our vendors, including personnel, customer and vendor information, have in the past and may in the future require reporting under relevant contractual obligations and laws and regulations protecting personal data and privacy and could also subject us to litigation or other liability under relevant contractual obligations, laws and regulations. Our financial results could also be adversely affected if our systems are breached or an employee, vendor or customer causes our systems to fail, either as a result of inadvertent error or deliberate tampering with or manipulation of our systems.

Due to the continued acceleration of cyberattacks, generally and against our industry, regulatory actions by federal, state and local governmental agencies in the U.S. and in other countries in which we operate have increased. Evolving laws and regulations governing cybersecurity and data privacy and protection pose increasingly complex compliance challenges. Although we believe that we have robust cybersecurity procedures and other safeguards in place, we cannot guarantee their effectiveness, and a significant failure, compromise, breach or interruption in our systems or those of our customers or vendors could have a material effect on our operations and the operations of our customers and vendors. As threats continue to evolve and cybersecurity and data privacy and protection laws and regulations continue to develop, we spend and expect to continue spending additional resources to continue to enhance our cybersecurity, data protection, business continuity and incident response measures, to investigate and remediate any vulnerabilities to, or consequences of, cyber incidents, as well as to ensure continued regulatory compliance.

Item 6.Exhibits

Exhibit Number	Description

10.01
Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 30, 2021 (File No. 001-16417))

*10.02	Form of 2021 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan
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
August 6, 2021

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 6, 2021

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 6, 2021