Form 10-Q
period 2021-09-30
NuStar Energy L.P.
filed 2021-11-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

The number of common units outstanding as of October 31, 2021 was 109,567,410.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$7,948	$153,625
Accounts receivable, net	138,389	133,473
Inventories	11,793	11,059
Prepaid and other current assets	25,174	25,400
Assets held for sale	249,756	—
Total current assets	433,060	323,557
Property, plant and equipment, at cost	5,678,855	6,164,742
Accumulated depreciation and amortization	(2,134,759)	(2,207,230)
Property, plant and equipment, net	3,544,096	3,957,512
Intangible assets, net	568,891	630,209
Goodwill	732,356	766,416
Other long-term assets, net	127,334	139,324
Total assets	$5,405,737	$5,817,018
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$76,262	$71,731
Current portion of finance lease obligations	3,568	3,839
Accrued interest payable	74,388	50,847
Accrued liabilities	68,157	77,770
Taxes other than income tax	18,778	16,998
Liabilities held for sale	3,786	—
Total current liabilities	244,939	221,185
Long-term debt, less current portion	3,400,794	3,593,496
Deferred income tax liability	11,750	13,011
Other long-term liabilities	151,256	157,825
Total liabilities	3,808,739	3,985,517

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of September 30, 2021 and December 31, 2020) (Note 8)	612,010	599,542

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of September 30, 2021 and December 31, 2020)	218,307	218,307
Series B (15,400,000 units outstanding as of September 30, 2021 and December 31, 2020)	371,476	371,476
Series C (6,900,000 units outstanding as of September 30, 2021 and December 31, 2020)	166,518	166,518
Common limited partners (109,532,756 and 109,468,127 common units outstanding as of September 30, 2021 and December 31, 2020, respectively)	321,505	572,314
Accumulated other comprehensive loss	(92,818)	(96,656)
Total partners’ equity	984,988	1,231,959
Total liabilities, mezzanine equity and partners’ equity	$5,405,737	$5,817,018
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Service revenues	$296,473	$295,621	$869,144	$896,518
Product sales	115,872	66,970	331,940	198,404
Total revenues	412,345	362,591	1,201,084	1,094,922
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	100,143	95,528	287,923	296,788
Depreciation and amortization expense	66,126	70,480	203,508	207,755
Total costs associated with service revenues	166,269	166,008	491,431	504,543
Cost associated with product sales	107,047	63,977	300,801	182,103
Asset impairment losses	154,908	—	154,908	—
Goodwill impairment losses	34,060	—	34,060	225,000
General and administrative expenses (excluding depreciation and amortization expense)	27,365	25,457	79,334	72,128
Other depreciation and amortization expense	1,881	2,105	5,841	6,462
Total costs and expenses	491,530	257,547	1,066,375	990,236
Operating (loss) income	(79,185)	105,044	134,709	104,686
Interest expense, net	(53,513)	(64,165)	(162,211)	(171,158)
Loss on extinguishment of debt	—	(137,904)	—	(141,746)
Other income (expense), net	8,450	(1,398)	11,744	(5,671)
Loss before income tax expense (benefit)	(124,248)	(98,423)	(15,758)	(213,889)
Income tax expense (benefit)	685	(1,783)	3,535	626
Net loss	$(124,933)	$(96,640)	$(19,293)	$(214,515)

Basic and diluted net loss per common unit (Note 10)	$(1.48)	$(1.22)	$(1.18)	$(2.96)
Basic and diluted weighted-average common units outstanding	109,532,381	109,195,358	109,522,849	109,096,190

Comprehensive loss	$(125,459)	$(93,976)	$(15,455)	$(245,410)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(19,293)	$(214,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	209,349	214,217
Amortization of unit-based compensation	10,463	8,098
Amortization of debt related items	9,021	8,286
Gain from insurance recoveries	(9,372)	—
Asset impairment losses	154,908	—
Goodwill impairment losses	34,060	225,000
Loss on extinguishment of debt	—	141,746
Changes in current assets and current liabilities (Note 11)	15,678	4,554
Decrease (increase) in other long-term assets	8,183	(10,317)
(Decrease) increase in other long-term liabilities	(5,574)	7,509
Other, net	(324)	8,281
Net cash provided by operating activities	407,099	392,859
Cash Flows from Investing Activities:
Capital expenditures	(130,966)	(140,342)
Change in accounts payable related to capital expenditures	(5,464)	(15,862)
Proceeds from insurance recoveries	9,372	—
Proceeds from sale or disposition of assets	339	5,904
Net cash used in investing activities	(126,719)	(150,300)
Cash Flows from Financing Activities:
Proceeds from Term Loan, net of discount and issuance costs	—	463,045
Proceeds from note offerings, net of issuance costs	—	1,183,942
Proceeds from long-term debt borrowings	649,000	880,048
Proceeds from short-term debt borrowings	—	52,000
Term Loan repayment, including debt extinguishment costs	—	(598,122)
Long-term debt repayments	(843,400)	(1,806,763)
Short-term debt repayments	—	(57,500)
Distributions to preferred unitholders	(95,663)	(92,734)
Distributions to common unitholders	(131,436)	(152,525)
Payments for termination of interest rate swaps	—	(49,225)
Payment of tax withholding for unit-based compensation	(640)	(8,821)
Other, net	(4,100)	(16,210)
Net cash used in financing activities	(426,239)	(202,865)
Effect of foreign exchange rate changes on cash	183	(380)
Net (decrease) increase in cash, cash equivalents and restricted cash	(145,676)	39,314
Cash, cash equivalents and restricted cash as of the beginning of the period	162,426	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$16,750	$64,294
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended September 30, 2021 and 2020
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of July 1, 2021	$756,301	$523,711	$(92,292)	$1,187,720	$607,718	$1,795,438
Net income (loss)	16,034	(156,822)	—	(140,788)	15,855	(124,933)
Other comprehensive loss	—	—	(526)	(526)	—	(526)
Distributions to partners:
Series A, B and C preferred	(16,034)	—	—	(16,034)	—	(16,034)
Common ($0.40 per unit)	—	(43,813)	—	(43,813)	—	(43,813)
Series D preferred	—	—	—	—	(15,855)	(15,855)
Unit-based compensation	—	2,721	—	2,721	—	2,721
Series D preferred unit accretion	—	(4,292)	—	(4,292)	4,292	—
Balance as of September 30, 2021	$756,301	$321,505	$(92,818)	$984,988	$612,010	$1,596,998

Balance as of July 1, 2020	$756,301	$808,118	$(101,455)	$1,462,964	$591,895	$2,054,859
Net income (loss)	16,034	(128,528)	—	(112,494)	15,854	(96,640)
Other comprehensive income	—	—	2,664	2,664	—	2,664
Distributions to partners:
Series A, B and C preferred	(16,034)	—	—	(16,034)	—	(16,034)
Common ($0.40 per unit)	—	(43,679)	—	(43,679)	—	(43,679)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,415	—	2,415	—	2,415
Series D Preferred Unit accretion	—	(3,767)	—	(3,767)	3,767	—
Other	—	(8)	—	(8)	(13)	(21)
Balance as of September 30, 2020	$756,301	$634,551	$(98,791)	$1,292,061	$595,649	$1,887,710
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Nine Months Ended September 30, 2021 and 2020
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income (loss)	48,100	(114,956)	—	(66,856)	47,563	(19,293)
Other comprehensive income	—	—	3,838	3,838	—	3,838
Distributions to partners:
Series A, B and C preferred	(48,100)	—	—	(48,100)	—	(48,100)
Common ($1.20 per unit)	—	(131,436)	—	(131,436)	—	(131,436)
Series D preferred	—	—	—	—	(47,563)	(47,563)
Unit-based compensation	—	8,051	—	8,051	—	8,051
Series D preferred unit accretion	—	(12,468)	—	(12,468)	12,468	—
Balance as of September 30, 2021	$756,301	$321,505	$(92,818)	$984,988	$612,010	$1,596,998

Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	48,100	(307,510)	—	(259,410)	44,895	(214,515)
Other comprehensive loss	—	—	(30,895)	(30,895)	—	(30,895)
Distributions to partners:
Series A, B and C preferred	(48,100)	—	—	(48,100)	—	(48,100)
Common ($1.40 per unit)	—	(152,525)	—	(152,525)	—	(152,525)
Series D preferred	—	—	—	—	(44,895)	(44,895)
Unit-based compensation	—	20,522	—	20,522	—	20,522
Series D Preferred Unit accretion	—	(13,733)	—	(13,733)	13,733	—
Other	—	(8)	—	(8)	(19)	(27)
Balance as of September 30, 2020	$756,301	$634,551	$(98,791)	$1,292,061	$595,649	$1,887,710
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

Recent Developments
Eastern U.S. Terminals Disposition. On October 8, 2021, we completed the sale of nine U.S. terminal and storage facilities, including all our North East Terminals and one terminal in Florida (the Eastern U.S. Terminal Operations) to Sunoco LP for $250.0 million in cash (the Eastern U.S. Terminals Disposition). During the third quarter of 2021, we determined the Eastern U.S. Terminal Operations met the criteria to be classified as held for sale. Accordingly, the consolidated balance sheet reflects the assets and liabilities associated with the Eastern U.S. Terminal Operations as held for sale as of September 30, 2021. We recorded asset and goodwill impairment losses of $95.7 million and $34.1 million, respectively, in the third quarter of 2021. Please see Note 3 for further discussion.

Houston Pipeline Impairment. In the third quarter of 2021, we recorded a long-lived asset impairment charge of $59.2 million related to the southern section of our Houston refined product pipeline. Please see Note 3 for further discussion.

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. We received insurance proceeds of $28.5 million and $35.0 million for the nine months ended September 30, 2021 and 2020, respectively. Gains from business interruption insurance of $4.0 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively, are included in “Operating expenses” in the condensed consolidated statements of comprehensive loss. For the third quarter of 2021, we recorded a gain of $9.4 million for the amount by which the insurance proceeds exceeded our expenses incurred to date, which is included in “Other income (expense), net” in the condensed consolidated statements of comprehensive loss. Insurance proceeds related to cleanup costs and business interruption are included in “Cash flows from operating activities” in the consolidated statements of cash flows. We believe we have adequate insurance to offset additional costs.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation.

2. NEW ACCOUNTING PRONOUNCEMENT

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board issued guidance intended to simplify the accounting for convertible instruments by eliminating certain accounting models for convertible debt instruments and convertible preferred stock,

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
requiring the calculation of diluted earnings-per-unit to include the effect of potential unit settlement for any convertible instruments that may be settled in either cash or units, and amending the disclosure requirements for convertible instruments. The guidance is effective for annual periods beginning after December 15, 2021, and early adoption is permitted for annual periods beginning after December 15, 2020. Amendments may be applied using either a modified retrospective approach or a fully retrospective approach. We plan to adopt the amended guidance on January 1, 2022 using the modified retrospective approach. While we do not expect the amended guidance to have a material impact on our financial position, results of operations, or disclosures at adoption, changes to the earnings-per-unit guidance could result in changes to our diluted net (loss) income per common unit.

3. DISPOSITION AND IMPAIRMENTS

Eastern U.S. Terminals Disposition
On August 1, 2021, we entered into an agreement (the Purchase Agreement) to sell the Eastern U.S. Terminal Operations to Sunoco LP for $250.0 million in cash. The Eastern U.S. Terminal Operations include terminals in the following locations; Jacksonville, Florida; Andrews Air Force Base, Maryland; Baltimore, Maryland; Piney Point, Maryland; Virginia Beach, Virginia; Paulsboro, New Jersey; and Blue Island, Illinois, as well as both Linden, New Jersey terminals. The Eastern U.S. Terminal Operations have an aggregate storage capacity of 14.8 million barrels and are included in the storage segment. We determined these assets were no longer synergistic with our core assets. During the third quarter of 2021, we also determined the Eastern U.S. Terminal Operations met the criteria to be classified as held for sale. Accordingly, the consolidated balance sheet reflects the assets and liabilities associated with the Eastern U.S. Terminal Operations as held for sale as of September 30, 2021. The Eastern U.S. Terminal Operations did not qualify for reporting as discontinued operations, as the sale did not represent a strategic shift that would have a major effect on our operations or financial results. We closed the sale on October 8, 2021 and used the proceeds from the sale to reduce debt.

Asset and Goodwill Impairments. The pending sale of the Eastern U.S. Terminal Operations was a triggering event that required us to evaluate the goodwill and long-lived assets associated with these terminals. Prior to entering the Purchase Agreement, the Eastern U.S. Terminal Operations were included in, and fully integrated with, the terminals reporting unit. We allocated goodwill of $34.1 million to the Eastern U.S. Terminal Operations based on its relative fair value to the terminals reporting unit. We compared the carrying value of the Eastern U.S. Terminal Operations, which includes the allocated goodwill, to its fair value. We concluded the expected sales price of $250.0 million provided reasonable indication of fair value since the pending sale was deemed to be an orderly transaction between market participants and thus falls within Level 2 of the fair value hierarchy. We measured the goodwill impairment as the excess of the disposal group’s carrying value over its fair value and recognized a goodwill impairment charge of $34.1 million in the third quarter of 2021 to reduce the goodwill to $0.

With respect to the long-lived assets of the Eastern U.S. Terminal Operations, we compared its carrying value as of September 30, 2021, after the goodwill impairment, to its fair value less costs to sell, and we recognized an asset impairment loss of $95.7 million in the third quarter of 2021, including $23.9 million related to intangible assets. The asset and goodwill impairment losses are reported in “Asset impairment losses” and “Goodwill impairment losses,” respectively, on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021.

Assets and Liabilities Held for Sale. The following table provides the carrying amounts of the major classes of the Eastern U.S. Terminal Operations assets and liabilities included in “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheet:

September 30, 2021
(Thousands of Dollars)
Property, plant and equipment, net of accumulated depreciation and impairment loss	$247,881
Other long-term assets, net	1,875
Assets held for sale	$249,756

Current portion of finance lease obligation	$78
Accrued liabilities	2,456
Long-term debt, less current portion (finance lease obligation)	150
Other long-term liabilities	1,102
Liabilities held for sale	$3,786

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Houston Pipeline Impairment
In the third quarter of 2021, we recorded a long-lived asset impairment charge of $59.2 million within our pipeline segment related to our refined product pipeline extending from Mt. Belvieu, Texas to Corpus Christi, Texas (the Houston Pipeline). During the third quarter of 2021, we identified an indication of impairment related to the southern section of the Houston Pipeline, specifically that its physical condition would now require significant repairs in order to pursue commercial opportunities. Consequently, we separated the pipeline into two distinct assets: the northern and southern sections. Our estimate of the undiscounted cash flows associated with the southern section indicated it was not recoverable. Due to the factors described above, we determined the carrying value of the southern section exceeded its fair value, and reduced its carrying value to $0. We recorded the asset impairment charge in “Asset impairment losses” on the condensed consolidated statement of comprehensive loss for the three and nine months ended September 30, 2021. We determined that the northern portion of the pipeline was not impaired.

2020 Goodwill Impairment
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

We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired, and completed our most recent quantitative assessment on October 1, 2020. Although we determined that no impairment charges resulted from our October 1, 2020 impairment assessment, the fair value of the crude oil pipelines reporting unit, which is included in the pipeline reporting segment, exceeded its carrying value by approximately 4.0%. The goodwill associated with the crude oil pipelines reporting unit totaled $308.6 million as of September 30, 2021 and October 1, 2020. Considering that the carrying value of the reporting unit was written down to its fair value with the first quarter of 2020 impairment charge discussed above, changes to certain assumptions used in our estimate could cause the fair value to be less than the carrying value of the crude oil pipelines reporting unit, resulting in an impairment. Other than the sale of the Eastern U.S. Terminal Operations, we did not identify any factors that warranted an interim goodwill impairment test as of September 30, 2021.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2021		2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,694	$(22,019)	$2,140	$(21,083)
Noncurrent portion	932	(47,537)	1,003	(40,289)
Total	3,626	(69,556)	3,143	(61,372)

Activity:
Additions	1,924	(29,874)	4,020	(54,120)
Transfer to accounts receivable	(3,907)	—	(3,708)	—
Transfer to revenues	(375)	37,159	(250)	48,188
Total	(2,358)	7,285	62	(5,932)

Balances as of September 30:
Current portion	486	(15,194)	2,170	(21,115)
Noncurrent portion	585	(46,056)	1,035	(46,189)
Held for sale	197	(1,021)	—	—
Total	$1,268	$(62,271)	$3,205	$(67,304)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of September 30, 2021 (in thousands of dollars):

2021 (remaining)	$123,829
2022	423,907
2023	282,510
2024	191,229
2025	132,809
Thereafter	182,257
Total	$1,336,541

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer service contracts that have fixed pricing and fixed volume terms and conditions, generally including contracts with payment obligations for take-or-pay minimum volume commitments. The revenue shown above includes an aggregate $52.8 million relating to our Eastern U.S. Terminal Operations that were sold on October 8, 2021.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$86,140	$80,195	$242,762	$251,027
Refined products and ammonia pipelines (excluding lessor revenues)	110,067	95,740	315,579	285,047
Total pipeline segment revenues from contracts with customers	196,207	175,935	558,341	536,074
Lessor revenues	—	275	—	1,925
Total pipeline segment revenues	196,207	176,210	558,341	537,999

Storage segment:
Throughput terminals	30,771	29,260	90,708	100,182
Storage terminals (excluding lessor revenues)	67,008	82,846	214,166	233,892
Total storage segment revenues from contracts with customers	97,779	112,106	304,874	334,074
Lessor revenues	10,363	10,329	31,090	30,985
Total storage segment revenues	108,142	122,435	335,964	365,059

Fuels marketing segment:
Revenues from contracts with customers	107,996	63,946	306,790	191,873

Consolidation and intersegment eliminations	—	—	(11)	(9)

Total revenues	$412,345	$362,591	$1,201,084	$1,094,922

5. DEBT

Revolving Credit Agreement
On February 16, 2021, NuStar Logistics amended its $1.0 billion revolving credit agreement with a maturity date of October 27, 2023 (the Revolving Credit Agreement) to, among other things, expand certain adjustments related to our maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio.

As of September 30, 2021, we had $87.5 million of borrowings outstanding and $907.3 million available for borrowing under the Revolving Credit Agreement. Letters of credit issued under the Revolving Credit Agreement totaled $5.2 million as of September 30, 2021 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a LIBOR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2021, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 3.1%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow under the Revolving Credit Agreement to an amount less than the total amount available for borrowing. For the rolling period of four quarters ended September 30, 2021, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2021, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NuStar Logistics Senior Notes
We repaid our $300.0 million of 6.75% senior notes due February 1, 2021 with borrowings under our Revolving Credit Agreement.

As of September 30, 2021, we had adequate amounts available under our Revolving Credit Agreement to repay our $250.0 million of 4.75% senior notes due February 1, 2022. Therefore, these senior note maturities are classified as long-term debt as of September 30, 2021. On November 1, 2021, we repaid these notes with the proceeds from the Eastern U.S. Terminals Disposition.

Term Loan Credit Agreement
On February 16, 2021, we terminated a three-year unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). On April 19, 2020, we entered into the Term Loan, which provided for an aggregate commitment of up to $750.0 million. We drew $500.0 million on April 21, 2020, which we repaid on September 16, 2020. We recognized a loss from extinguishment of debt of $137.9 million in the third quarter of 2020, which included early repayment premiums totaling $97.6 million and costs of $40.3 million related to unamortized debt issuance costs, unamortized discount and a commitment fee.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender, with a maturity date of September 20, 2023, (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Energy provides a performance guarantee in connection with the Securitization Program. NuStar Finance’s sole activity consists of purchasing receivables from NuStar Energy’s subsidiaries that participate in the Securitization Program and providing these receivables as collateral for NuStar Finance’s revolving borrowings under the Securitization Program. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions.

Borrowings by NuStar Finance under the Receivables Financing Agreement bear interest at the applicable bank rate, as defined under the Receivables Financing Agreement. The weighted average interest rate related to outstanding borrowings under the Securitization Program as of September 30, 2021 was 2.3%. As of September 30, 2021, $123.8 million of our accounts receivable was included in the Securitization Program. The amount of borrowings outstanding under the Receivables Financing Agreement totaled $75.1 million as of September 30, 2021.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	September 30, 2021	December 31, 2020
	(Thousands of Dollars)
Fair value	$3,668,320	$3,799,378
Carrying amount	$3,347,960	$3,539,258

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $0.1 million and $2.6 million for contingent losses as of September 30, 2021 and December 31, 2020, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

COVID-19. The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, significantly reducing demand for petroleum products and increasing the volatility of crude oil prices, beginning in March 2020. While the U.S. economy has demonstrated signs of stabilization and improvement in 2021, ongoing uncertainty surrounding the COVID-19 pandemic has caused and may continue to cause volatility and could have a significant impact on management’s estimates and assumptions this year and beyond.

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

Our forward-starting interest rate swaps had the following impact on earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands of Dollars)
Loss recognized in other comprehensive loss on derivative	$—	$—	$—	$(30,291)
Loss reclassified from AOCI into interest expense, net	$(1,343)	$(1,372)	$(4,026)	$(2,897)

As of September 30, 2021, we expect to reclassify a loss of $3.2 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

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

In October 2021, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on December 15, 2021.

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

In October 2021, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on December 15, 2021.

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

The following table summarizes information about quarterly cash distributions declared for our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2021	$0.40	$43,814	November 8, 2021	November 12, 2021
June 30, 2021	$0.40	$43,814	August 6, 2021	August 12, 2021
March 31, 2021	$0.40	$43,834	May 10, 2021	May 14, 2021
December 31, 2020	$0.40	$43,787	February 8, 2021	February 12, 2021

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended September 30,
	2021				2020
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of July 1	$(40,311)	$(39,467)	$(12,514)	$(92,292)	$(47,962)	$(44,890)	$(8,603)	$(101,455)
Other comprehensive (loss) income before reclassification adjustments	(1,684)	—	—	(1,684)	1,594	—	—	1,594
Net gain on pension costs reclassified into other income, net	—	—	(187)	(187)	—	—	(305)	(305)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,343	—	1,343	—	1,372	—	1,372
Other	—	—	2	2	—	—	3	3
Other comprehensive (loss) income	(1,684)	1,343	(185)	(526)	1,594	1,372	(302)	2,664
Balance as of September 30	$(41,995)	$(38,124)	$(12,699)	$(92,818)	$(46,368)	$(43,518)	$(8,905)	$(98,791)

	Nine Months Ended September 30,
	2021				2020
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(42,362)	$(42,150)	$(12,144)	$(96,656)	$(43,772)	$(16,124)	$(8,000)	$(67,896)
Other comprehensive income (loss) before reclassification adjustments	367	—	—	367	(2,596)	(30,291)	—	(32,887)
Net gain on pension costs reclassified into other income, net	—	—	(560)	(560)	—	—	(915)	(915)
Net loss on cash flow hedges reclassified into interest expense, net	—	4,026	—	4,026	—	2,897	—	2,897
Other	—	—	5	5	—	—	10	10
Other comprehensive income (loss)	367	4,026	(555)	3,838	(2,596)	(27,394)	(905)	(30,895)
Balance as of September 30	$(41,995)	$(38,124)	$(12,699)	$(92,818)	$(46,368)	$(43,518)	$(8,905)	$(98,791)

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

We compute diluted net (loss) income per common unit by dividing net (loss) income attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units may include the Series D Preferred Units and contingently issuable performance unit awards.

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

The following table details the calculation of net loss per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net loss	$(124,933)	$(96,640)	$(19,293)	$(214,515)
Distributions to preferred limited partners	(31,889)	(31,888)	(95,663)	(92,995)
Distributions to common limited partners	(43,814)	(43,678)	(131,462)	(131,086)
Distribution equivalent rights to restricted units	(592)	(502)	(1,776)	(1,510)
Distributions in excess of loss	$(201,228)	$(172,708)	$(248,194)	$(440,106)

Distributions to common limited partners	$43,814	$43,678	$131,462	$131,086
Allocation of distributions in excess of loss	(201,228)	(172,708)	(248,194)	(440,106)
Series D Preferred Unit accretion	(4,292)	(3,767)	(12,468)	(13,733)
Net loss attributable to common units	$(161,706)	$(132,797)	$(129,200)	$(322,753)

Basic and diluted weighted-average common units outstanding	109,532,381	109,195,358	109,522,849	109,096,190

Basic and diluted net loss per common unit	$(1.48)	$(1.22)	$(1.18)	$(2.96)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2021	2020
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(10,856)	$31,287
Inventories	(733)	2,366
Other current assets	206	(11,468)
Increase (decrease) in current liabilities:
Accounts payable	9,135	(24,252)
Accrued interest payable	23,541	6,828
Accrued liabilities	(7,200)	(4,753)
Taxes other than income tax	1,585	4,546
Changes in current assets and current liabilities	$15,678	$4,554

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•payments for the termination of interest rate swaps included in cash flows from financing activities;
•the reclassification of certain assets and liabilities to “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheet (please refer to Note 3 for additional discussion); and
•the effect of accrued compensation expense paid with fully vested common unit awards.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2021	2020
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$129,629	$155,900
Cash paid for income taxes, net of tax refunds received	$5,217	$4,417

As of September 30, 2021 and December 31, 2020, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	September 30, 2021	December 31, 2020
	(Thousands of Dollars)
Cash and cash equivalents	$7,948	$153,625
Other long-term assets, net	8,802	8,801
Cash, cash equivalents and restricted cash	$16,750	$162,426

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
Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Thousands of Dollars)
Revenues:
Pipeline	$196,207	$176,210	$558,341	$537,999
Storage	108,142	122,435	335,964	365,059
Fuels marketing	107,996	63,946	306,790	191,873
Consolidation and intersegment eliminations	—	—	(11)	(9)
Total revenues	$412,345	$362,591	$1,201,084	$1,094,922

Operating income (loss):
Pipeline	$40,201	$83,821	$216,092	$32,878
Storage	(91,089)	48,816	(2,186)	140,637
Fuels marketing	949	(31)	5,978	9,761
Total segment operating (loss) income	(49,939)	132,606	219,884	183,276
General and administrative expenses	27,365	25,457	79,334	72,128
Other depreciation and amortization expense	1,881	2,105	5,841	6,462
Total operating (loss) income	$(79,185)	$105,044	$134,709	$104,686

Total assets by reportable segment were as follows:

	September 30, 2021	December 31, 2020
	(Thousands of Dollars)
Pipeline	$3,460,180	$3,609,508
Storage	1,779,029	1,897,167
Fuels marketing	42,261	31,967
Total segment assets	5,281,470	5,538,642
Other partnership assets	124,267	278,376
Total consolidated assets	$5,405,737	$5,817,018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, economic activity and the actions by oil producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021 and this Quarterly Report on Form 10-Q, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of September 30, 2021, our assets included 9,930 miles of pipeline and 73 terminal and storage facilities, which provided approximately 72 million barrels of storage capacity. As described below, on October 8, 2021 we completed the sale of nine terminal and storage facilities with an aggregate storage capacity of 14.8 million barrels. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
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

Recent Developments
Eastern U.S. Terminals Disposition. On October 8, 2021, we completed the sale of nine U.S. terminal and storage facilities, including all our North East Terminals and one terminal in Florida (the Eastern U.S. Terminal Operations) to Sunoco LP for $250.0 million in cash (the Eastern U.S. Terminals Disposition). The terminals have an aggregate storage capacity of 14.8 million barrels and are included in the storage segment. We recorded a non-cash asset impairment loss of $95.7 million and a non-cash goodwill impairment loss of $34.1 million in the third quarter of 2021, which are reported in “Asset impairment losses” and “Goodwill impairment losses,” respectively, on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Houston Pipeline Impairment. In the third quarter of 2021, we recorded a non-cash asset impairment charge of $59.2 million within our pipeline segment related to our refined product pipeline extending from Mt. Belvieu, Texas to Corpus Christi, Texas (the Houston Pipeline). During the third quarter of 2021, we determined that the southern section of the Houston Pipeline requires significant repairs in order to pursue commercial opportunities. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

COVID-19. The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, which significantly reduced demand for petroleum products and increased the volatility of crude oil prices, beginning in March 2020. While a number of countries, including the United States, have made significant progress in 2021 in deploying COVID-19 vaccines, which has improved economic conditions and outlook in those nations, many more continue to struggle to obtain and/or disseminate vaccinations to their populace, which is frustrating widespread global economic recovery. Even in the United States, if a sufficient proportion of people are not vaccinated to reach herd immunity, or as variants emerge, we may face additional resurgence in COVID-19 case count in some regions, as we experienced in late summer, which could slow the pace of domestic economic improvement and undermine rebounding demand in the markets our assets serve. We continue to closely monitor each of our locations across North America to ensure the safety of our employees as well as the operational functionality of each location.

Senior Notes. On November 1, 2021, we used proceeds from the Eastern U.S. Terminals Disposition to repay our $250.0 million of 4.75% senior notes due February 1, 2022. On February 1, 2021, we repaid our $300.0 million of 6.75% senior notes at maturity with borrowings under our revolving credit agreement.

Term Loan Credit Agreement. On February 16, 2021, we terminated an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Trends and Outlook
As America continues to recover from the impact of COVID-19 and returns to normal activity and growth, we continue to see signs of stabilization and improvement, across the U.S. and in NuStar’s footprint. U.S. refined product demand outlook has improved as COVID-19 vaccinations have continued to allow more and more Americans to return to normal day-to-day activities and to begin traveling. However, the “Delta” variant increased, and other variants may increase, COVID-19 case counts significantly, which may further impact the overall demand recovery in 2021.

Refined product demand on NuStar’s pipeline systems averaged 105% of pre-pandemic demand for the second and third quarters of 2021. We continue to expect our refined products pipeline systems to perform at or above 100% of our pre-pandemic levels for the remainder of this year. Steady recovery in refined product demand has increased U.S. refiners’ demand for crude oil, which has contributed to increased throughputs on certain of our crude oil pipelines. Rebounding crude demand in the U. S. and abroad, has, in turn, contributed to higher global crude prices, which has in turn improved demand for U.S. shale production, particularly in the Permian Basin. We believe the Permian Basin, and our system in particular, has geological advantages over other shale plays, including lower production costs and higher product quality, that have benefited and will continue to benefit our assets in 2021 as crude demand, price and production continue to recover. Sustained healthy U.S. shale production growth, combined with improving global demand, should drive U.S. export growth over time, which should be positive for crude volumes on our Corpus Christi Crude System, as well as for our St. James terminal. In addition, we continue to expect to benefit from the growth of our renewable fuels distribution system on the West Coast. We expect to provide an increasing share of California’s renewable fuels as we complete our planned tank conversion projects.

The COVID-19 pandemic continues to have lingering impacts, that when combined with other factors, can ripple through the U.S. economy, including rising inflation rates thus far in 2021 and supply chain issues affecting certain industries and geographic areas to varying degrees. However, we plan to continue to manage our operations with fiscal discipline in this turbulent environment. Upon closing of the Eastern U.S. Terminal Disposition, we used the proceeds to further lower our leverage. For the full-year 2021, we expect reliability and strategic capital expenditures to be comparable to 2020. We expect to fund all of our expenses, distribution requirements and capital expenditures for the full-year 2021 using internally generated cash flows.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$296,473	$295,621	$852
Product sales	115,872	66,970	48,902
Total revenues	412,345	362,591	49,754

Costs and expenses:
Costs associated with service revenues	166,269	166,008	261
Cost associated with product sales	107,047	63,977	43,070
Asset impairment losses	154,908	—	154,908
Goodwill impairment loss	34,060	—	34,060
General and administrative expenses	27,365	25,457	1,908
Other depreciation and amortization expense	1,881	2,105	(224)
Total costs and expenses	491,530	257,547	233,983

Operating (loss) income	(79,185)	105,044	(184,229)
Interest expense, net	(53,513)	(64,165)	10,652
Loss on extinguishment of debt	—	(137,904)	137,904
Other income (expense), net	8,450	(1,398)	9,848
Loss before income tax expense (benefit)	(124,248)	(98,423)	(25,825)
Income tax expense (benefit)	685	(1,783)	2,468
Net loss	$(124,933)	$(96,640)	$(28,293)

Basic and diluted net loss per common unit	$(1.48)	$(1.22)	$(0.26)

Consolidated Overview. For the three months ended September 30, 2021, the net loss of $124.9 million is mainly due to non-cash asset and goodwill impairment losses related to our Eastern U.S. Terminal Operations of $95.7 million and $34.1 million, respectively, and a non-cash asset impairment loss of $59.2 million on our Houston Pipeline. The net loss of $96.6 million for the three months ended September 30, 2020 is mainly due to a loss of $137.9 million on the repayment of $500.0 million of borrowings outstanding on the Term Loan in September 2020.

For the three months ended September 30, 2021, the operating loss of $79.2 million is mainly due to the asset and goodwill impairment losses discussed above. However, excluding these impairments, higher operating income for the pipeline segment was mostly offset by lower operating income for the storage segment for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Corporate Items. General and administrative expenses increased $1.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to higher compensation costs.

Interest expense, net, decreased $10.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to lower overall debt balances following an asset sale in December 2020. In addition, interest expense recorded in the third quarter of 2020 related to the Term Loan, which was repaid on September 16, 2020, was partially offset by interest expense on the September 2020 issuance of $1.2 billion of senior notes.

We recorded other income, net of $8.5 million for the three months ended September 30, 2021, compared to other expense, net of $1.4 million for the three months ended September 30, 2020, primarily due to the following:
•a gain of $9.4 million in the third quarter of 2021 for insurance recoveries related to the 2019 Selby terminal fire;
•a loss of $2.2 million in the third quarter of 2021, compared to a gain of $1.5 million in the third quarter of 2020 from foreign exchange rate fluctuations; and
•a loss of $4.0 million related to an asset retirement in the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$869,144	$896,518	$(27,374)
Product sales	331,940	198,404	133,536
Total revenues	1,201,084	1,094,922	106,162

Costs and expenses:
Costs associated with service revenues	491,431	504,543	(13,112)
Cost associated with product sales	300,801	182,103	118,698
Asset impairment losses	154,908	—	154,908
Goodwill impairment losses	34,060	225,000	(190,940)
General and administrative expenses	79,334	72,128	7,206
Other depreciation and amortization expense	5,841	6,462	(621)
Total costs and expenses	1,066,375	990,236	76,139

Operating income	134,709	104,686	30,023
Interest expense, net	(162,211)	(171,158)	8,947
Loss on extinguishment of debt	—	(141,746)	141,746
Other income (expense), net	11,744	(5,671)	17,415
Loss before income tax expense	(15,758)	(213,889)	198,131
Income tax expense	3,535	626	2,909
Net loss	$(19,293)	$(214,515)	$195,222

Basic and diluted net loss per common unit:	$(1.18)	$(2.96)	$1.78

Consolidated Overview. For the nine months ended September 30, 2021, the net loss of $19.3 million is mainly due to non-cash asset and goodwill impairment losses related to our Eastern U.S. Terminal Operations of $95.7 million and $34.1 million, respectively, and a non-cash asset impairment loss of $59.2 million on our Houston Pipeline. For the nine months ended September 30, 2020, the net loss of $214.5 million is mainly due to a non-cash goodwill impairment loss of $225.0 million in the first quarter of 2020 related to our crude oil pipelines reporting unit and a loss on extinguishment of debt of $141.7 million, primarily resulting from the early repayment of $500.0 million of borrowings outstanding under the Term Loan in the third quarter of 2020.

We saw a rebound in demand across most of our pipelines in the second and third quarters of 2021, while we experienced lower throughput and lower revenue during the first quarter of 2021 due to the continuing effects of the COVID-19 global pandemic that began in March 2020, compared to the strong first quarter of 2020. Additionally, Winter Storm Uri brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, which reduced operating income by $10.7 million in the first quarter of 2021, including $9.5 million in the pipeline segment and $1.2 million in the storage segment. Excluding the asset and goodwill impairments described above, increased operating income for the pipeline segment was offset by decreased operating income for the storage and fuels marketing segments for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Corporate Items. General and administrative expenses increased $7.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to higher compensation costs.

Interest expense, net, decreased $8.9 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, due to lower overall debt balances following an asset sale in December 2020. In addition, interest expense recorded in 2020 related to the Term Loan, which was repaid on September 16, 2020, was partially offset by interest expense on the September 2020 issuance of $1.2 billion of senior notes.

We recorded other income, net of $11.7 million for the nine months ended September 30, 2021, compared to other expense, net of $5.7 million for the nine months ended September 30, 2020, mainly due to a gain of $9.4 million in 2021 for insurance recoveries related to the Selby terminal and a loss of $4.0 million related to an asset retirement in the third quarter of 2020.

Pipeline Segment
As of September 30, 2021, we own 3,205 miles of refined product pipelines and 2,225 miles of crude oil pipelines, as well as 5.6 million barrels of storage capacity, which comprise our Central West System. In addition, we own 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline), which comprise our Central East System. The East and North Pipelines have storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline.

Houston Pipeline Impairment. In the third quarter of 2021, we recorded a non-cash asset impairment charge of $59.2 million related to the southern section of our Houston Pipeline.

2020 Goodwill Impairment. In March 2020, the negative impact of the COVID-19 pandemic, combined with actions by OPEC+, drove significant declines in stock prices and market capitalization of companies across the energy industry, including NuStar’s. As a result, we recorded a non-cash goodwill impairment charge of $225.0 million associated with our crude oil pipelines in the first quarter of 2020.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020
Pipeline Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,374,909	1,235,176	139,733
Refined products and ammonia pipelines throughput (barrels/day)	599,423	516,295	83,128
Total throughput (barrels/day)	1,974,332	1,751,471	222,861

Throughput and other revenues	$196,207	$176,210	$19,997
Operating expenses	51,303	47,121	4,182
Depreciation and amortization expense	45,506	45,268	238
Asset impairment loss	59,197	—	59,197
Segment operating income	$40,201	$83,821	$(43,620)

Pipeline segment revenues increased $20.0 million and throughputs increased 222,861 barrels per day for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the 2021 rebound in demand as the economy continues to recover from the pandemic resulting in:
•an increase in revenues of $9.3 million and an increase in throughputs of 59,844 barrels per day on our Permian Crude System, as well as higher sales of crude oil from pipeline loss allowance volumes in the third quarter of 2021;
•an increase in revenues of $4.5 million and an increase in throughputs of 13,115 barrels per day on our North and East pipelines combined;
•an increase in revenues of $3.2 million and an increase in throughputs of 38,009 barrels per day on our McKee System pipelines;
•an increase in revenues of $3.1 million and an increase in throughputs of 7,374 barrels per day on our Ammonia Pipeline, from strong agricultural demand in the third quarter of 2021 and outages at customers’ facilities shifting more volumes to our pipelines;

•an increase in revenues of $1.7 million and an increase in throughputs of 5,236 barrels per day on our Valley Pipeline, as well as higher revenue from higher minimum volume commitments in the third quarter of 2021; and
•an increase in revenues of $1.4 million and an increase in throughputs of 22,341 barrels per day on our Three Rivers System.

These increases in revenue were partially offset by the following:
•a decrease in revenues of $1.8 million, despite an increase in throughputs of 63,062 barrels per day on our Corpus Christi Crude Pipeline System; revenues decreased mainly due to lower throughputs on our higher average tariff lines in the third quarter of 2021 due to lower demand, offsetting increased revenues from higher throughputs on our 30-inch crude oil pipeline from Taft, Texas to our Corpus Christi North Beach terminal; and
•a decrease in revenues of $1.8 million, while throughputs remained flat on our Ardmore System, primarily due to the expiration of a customer contract, partially offset by more barrels moved at higher average tariffs in the third quarter of 2021.

Operating expenses increased $4.2 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to an increase in power costs of $1.7 million due to higher throughputs and an increase in ad valorem taxes of $1.1 million.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020
Pipeline Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,241,152	1,276,834	(35,682)
Refined products and ammonia pipelines throughput (barrels/day)	572,040	521,118	50,922
Total throughput (barrels/day)	1,813,192	1,797,952	15,240

Throughput and other revenues	$558,341	$537,999	$20,342
Operating expenses	147,762	147,466	296
Depreciation and amortization expense	135,290	132,655	2,635
Asset impairment loss	59,197	—	59,197
Goodwill impairment loss	—	225,000	(225,000)
Segment operating income	$216,092	$32,878	$183,214

Pipeline segment revenues increased $20.3 million and throughputs increased 15,240 barrels per day for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The first nine months of 2020 included strong demand in the first quarter, prior to the pandemic, which was followed by severely reduced demand in the second and third quarters, resulting from COVID-19 restrictions, including stay-at-home orders and business closures. In comparison, results for the first quarter of 2021 were negatively affected by Winter Storm Uri, as well as the lingering effects of COVID-19 restrictions. However, by the second quarter of 2021, demand had largely recovered to pre-pandemic levels.

Revenues and throughputs increased primarily due to the 2021 rebound in demand, resulting in:
•an increase in revenues of $15.9 million and an increase in throughputs of 9,617 barrels per day on our East and North pipelines combined;
•an increase in revenues of $15.0 million and an increase in throughputs of 19,444 barrels per day on our Permian Crude System, mainly due to higher sales of crude oil from pipeline loss allowance volumes for the nine months ended September 30, 2021 and the 2021 rebound in demand;
•an increase in revenues of $8.6 million and an increase in throughputs of 34,805 barrels per day on our McKee System pipelines, partially offset by the effects of Winter Storm Uri in the first quarter of 2021;
•an increase in revenues of $3.7 million and an increase in throughputs of 3,741 barrels per day on our Valley Pipeline System, as well as higher minimum volume commitments that began in September 2020; and
•an increase in revenues of $2.1 million and an increase in throughputs of 10,532 barrels per day on our Three Rivers System, as well as the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which was at full service at the end of the first quarter of 2020.

These increases were partially offset by:
•a decrease in revenues of $19.2 million and a decrease in throughputs of 70,243 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to lower demand for exports in 2021, with the most significant impact in the first quarter of 2021, compared to the first quarter of 2020 pre-pandemic demand; and
•a decrease in revenues of $5.3 million and a decrease in throughputs of 1,941 barrels per day on our Ardmore System due to the expiration of a customer contract at the end of the first quarter of 2021, Winter Storm Uri in the first quarter of 2021 and fewer barrels moved at higher average tariffs in 2021, compared to 2020.

Operating expenses for the nine months ended September 30, 2021 were comparable to the nine months ended September 30, 2020. Increases in compensation expense of $4.9 million and insurance expense of $2.2 million due to higher premiums were mostly offset by a decrease of $4.5 million in maintenance and regulatory expenses, mainly on our Ammonia Pipeline, and a decrease in power costs of $1.1 million, primarily resulting from the addition of permanent power on our Permian Crude System.

Depreciation and amortization expense increased $2.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to the completion of projects on our Permian Crude System and other completed projects.

Storage Segment
Our storage segment is comprised of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of September 30, 2021, prior to the sale of the Eastern U.S. Terminal Operations, we owned and operated 38 terminals and storage facilities in the U.S., one terminal in Nuevo Laredo, Mexico and one terminal located in Point Tupper, Canada, with an aggregate storage capacity of 59.0 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Eastern U.S. Terminal Operations. In the third quarter of 2021, we recorded non-cash asset and goodwill impairment losses of $95.7 million and $34.1 million, respectively, related to our Eastern U.S. Terminal Operations.

Sale of Texas City Terminals. On December 7, 2020, we sold the equity interests in our wholly owned subsidiaries that owned two terminals in Texas City, Texas for $106.0 million (the Texas City Sale). The two terminals had an aggregate storage capacity of 3.0 million barrels and were previously included in our storage segment.

Selby Terminal Fire. We recognized gains from business interruption insurance of $4.0 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively, which are included in “Operating expenses” in the condensed consolidated statements of comprehensive loss and relate to a fire in October 2019 at our terminal facility in Selby, California.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020
Storage Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	462,094	466,229	(4,135)

Throughput terminal revenues	$30,771	$29,260	$1,511
Storage terminal revenues	77,371	93,175	(15,804)
Total revenues	108,142	122,435	(14,293)
Operating expenses	48,840	48,407	433
Depreciation and amortization expense	20,620	25,212	(4,592)
Asset impairment loss	95,711	—	95,711
Goodwill impairment loss	34,060	—	34,060
Segment operating (loss) income	$(91,089)	$48,816	$(139,905)

Throughput terminal revenues increased $1.5 million, despite a decrease in throughputs of 4,135 barrels per day for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in revenues was mainly due to an increase of $1.1 million from an increase in throughputs of 21,540 barrels per day on our Central West

Terminals, due to the 2021 rebound in demand. The decrease in throughputs was mainly due to lower throughputs of 24,807 barrels per day at our Corpus Christi North Beach terminal, primarily due to higher volumes delivered to our customers’ refineries instead of over our docks in the third quarter of 2021. Despite lower throughputs, revenues were comparable at our Corpus Christi North Beach terminal due to minimum volume commitments.

Storage terminal revenues decreased $15.8 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily due to the following:
•a decrease in revenues of $7.9 million as a result of the Texas City Sale in December 2020;
•a decrease in revenues of $5.1 million at our Gulf Coast terminals, excluding the Texas City Sale, mainly at our St. James terminal due to the expiration of customer contracts and lower related throughput activity; and
•a decrease in revenues of $2.4 million at our Point Tupper terminal, primarily due to a decrease in revenues of $3.8 million due to the expiration of customer contracts, partially offset by an increase in revenues of $1.2 million due to higher throughputs and associated handling fees.

Operating expenses for the three months ended September 30, 2021 were comparable to the three months ended September 30, 2020, primarily due to a decrease in operating expenses of $5.6 million due to the Texas City Sale in December 2020. This decrease was mostly offset by $3.6 million in business interruption insurance recovery received in the third quarter of 2020 related to the Selby terminal and an increase in maintenance and regulatory expense of $2.4 million.

Depreciation and amortization expense decreased $4.6 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, mainly due to lower depreciation and amortization expense related to the Eastern U.S. Terminal Operations and the Texas City Sale in December 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020
Storage Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	416,288	497,634	(81,346)

Throughput terminal revenues	$90,708	$100,182	$(9,474)
Storage terminal revenues	245,256	264,877	(19,621)
Total revenues	335,964	365,059	(29,095)
Operating expenses	140,161	149,322	(9,161)
Depreciation and amortization expense	68,218	75,100	(6,882)
Asset impairment loss	95,711	—	95,711
Goodwill impairment loss	34,060	—	34,060
Segment operating (loss) income	$(2,186)	$140,637	$(142,823)

Throughput terminal revenues decreased $9.5 million and throughputs decreased 81,346 barrels per day for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to a decrease in revenues of $12.9 million and a decrease in throughputs of 100,901 barrels per day at our Corpus Christi North Beach terminal. Consistent with lower volumes on our Corpus Christi Crude Pipeline System, these decreases at our Corpus Christi North Beach terminal were due to a decrease in demand, the impact from Winter Storm Uri and volumes delivered to our customers’ refineries instead of over our docks in 2021. These decreases were partially offset by an increase in revenues of $3.4 million and an increase in throughputs of 20,158 barrels per day at our Central West Terminals, due to the 2021 rebound in demand.

Storage terminal revenues decreased $19.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the following:
•a decrease in revenues of $25.0 million due to the Texas City Sale in December 2020;
•a decrease in revenues of $2.4 million at our Gulf Coast terminals, excluding the Texas City Sale, mainly at our St. James terminal due to a decrease of $4.8 million from the expiration of customer contracts, partially offset by an increase of $1.7 million due to higher unit train activity; and
•a decrease in revenues of $1.4 million at our Point Tupper terminal, mainly due to a decrease of $4.3 million resulting from the expiration of customer contracts, partially offset by an increase of $3.6 million due to higher throughputs and associated handling fees.

These decreases were partially offset by the following:
•an increase in revenues of $4.8 million at our West Coast Terminals, mainly due to completed projects, resulting in new contracts and rate escalations, as well as higher throughputs and handling fees;
•an increase in revenues of $3.1 million at our North East Terminals, primarily due to contango market conditions at our Linden and Piney Point terminals that led to new contracts in the second quarter of 2020 and an increase in throughputs and ancillary fees; and
•an increase in revenues of $1.2 million at our Central West Terminals, primarily due to the reactivation of our refined products pipeline to transport diesel to our Nuevo Laredo terminal in Mexico, which began full service at the end of the first quarter of 2020.

Operating expenses decreased $9.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to a decrease in operating expenses of $17.7 million due to the Texas City Sale in December 2020 and a decrease in reimbursable expenses of $1.4 million, mainly at our Corpus Christi North Beach terminal. These decreases were partially offset by an increase in compensation expense of $4.6 million, an increase in insurance expense of $3.8 million due to higher premiums and lower business interruption insurance recovery of $2.7 million in 2021 related to the Selby terminal.

Depreciation and amortization expense decreased $6.9 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to lower depreciation and amortization expense related to the Eastern U.S. Terminal Operations and the Texas City Sale in December 2020.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Change
	2021	2020
Fuels Marketing Segment:	(Thousands of Dollars)
Product sales	$107,996	$63,946	$44,050
Cost of goods	106,478	63,161	43,317
Gross margin	1,518	785	733
Operating expenses	569	816	(247)
Segment operating income (loss)	$949	$(31)	$980

Segment operating income increased $1.0 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 due to higher gross margins from our blending operations.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Change
	2021	2020
Fuels Marketing Segment:	(Thousands of Dollars)
Product sales	$306,790	$191,873	$114,917
Cost of goods	300,944	180,230	120,714
Gross margin	5,846	11,643	(5,797)
Operating expenses	(132)	1,882	(2,014)
Segment operating income	$5,978	$9,761	$(3,783)

Segment operating income decreased $3.8 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to lower gross margins of $5.1 million from our bunkering operations. The overall decrease in segment operating income was partially offset by a credit loss recovery of $1.7 million that we received in the first quarter of 2021, which is included in “Operating expenses” on the condensed consolidated statements of comprehensive loss.

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

Due to the negative impacts of, and the continued uncertainty related to, the COVID-19 pandemic and actions taken by OPEC+, we have taken steps to preserve and enhance our liquidity. Recent steps include the sale of our Eastern U.S. Terminal Operations on October 8, 2021 and the November 1, 2021 repayment of our $250.0 million of 4.75% senior notes due February 1, 2022. We have no other senior note maturities until 2025. In addition, in response to the shifting expectations of our industry, including continuing to reduce leverage, combined with the ongoing lack of access to equity markets and the COVID-19 environment, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows for the full-year 2021.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Nine Months Ended September 30,
	2021	2020
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$407,099	$392,859
Investing activities	(126,719)	(150,300)
Financing activities	(426,239)	(202,865)
Effect of foreign exchange rate changes on cash	183	(380)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(145,676)	$39,314

Net cash provided by operating activities increased $14.2 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to changes in working capital. Our working capital decreased by $15.7 million for the nine months ended September 30, 2021, compared to a decrease of $4.6 million for the nine months ended September 30, 2020. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. In addition, the timing of payments related to accrued interest payable changed due to the senior note issuances in 2020. Accounts receivable is also impacted by the timing of the insurance proceeds, of which $19.1 million and $35.0 million are included in cash flows from operating activities for the nine months ended September 30, 2021 and 2020, respectively, which are related to cleanup costs and business interruption for the 2019 Selby terminal fire.

For the nine months ended September 30, 2021, net cash provided by operating activities combined with cash on hand exceeded our distributions to unitholders, reliability capital expenditures and strategic capital expenditures.

Net cash used in investing activities decreased by $23.6 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to reductions to our capital expenditures and insurance proceeds received in 2021.

Net cash used in financing activities increased $223.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, mainly due to an increase in net debt repayments. For the nine months ended September 30, 2021, we had net debt repayments of $194.4 million, compared to $116.7 million in net borrowings for the nine months ended September 30, 2020, which includes $98.1 million paid for debt extinguishment costs. In addition, 2020 included a $49.2 million payment to terminate interest rate swaps and distributions paid to our common unitholders decreased by $21.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Sources of Liquidity
Revolving Credit Agreement. On February 16, 2021, NuStar Logistics amended its $1.0 billion revolving credit agreement (the Revolving Credit Agreement) to, among other things, expand certain adjustments related to our maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ended September 30, 2021, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2021, our consolidated debt coverage ratio was 4.10x and our consolidated interest coverage ratio was 2.11x. As of September 30, 2021, we had $907.3 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $5.2 million as of September 30, 2021 and limit the amount we can borrow under the Revolving Credit Agreement.

The Revolving Credit Agreement is the only debt arrangement with an interest rate that is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In October 2021, Fitch Ratings affirmed our credit rating and our rating outlook. In April of 2021, Moody’s Investor Service Inc. affirmed our credit rating and changed our rating outlook from negative to stable. The following table reflects the current ratings and outlook that have been assigned to our debt:

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

Receivables Financing Agreement. NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with third-party lenders (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of September 30, 2021, $123.8 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $75.1 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2021	$102,728	$28,238	$130,966
2020	$122,012	$18,330	$140,342

Expected for the year ended December 31, 2021	$140,000 - 160,000	$35,000 - 45,000

Strategic capital expenditures for the nine months ended September 30, 2021 and 2020 mainly consisted of expansion projects on our Permian Crude System and our West Coast bio-fuels terminal projects, and in 2020, our Northern Mexico refined products supply projects and expansion projects on our Corpus Christi Crude System. Reliability capital expenditures for the nine months ended September 30, 2021 and 2020 primarily related to maintenance upgrade projects at our terminals.

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

Defined Benefit Plans Funding
We expect to contribute approximately $0.7 million to our pension and postretirement benefit plans in 2021, with respect to unfunded plans necessary to fund current benefits. The NuStar pension plan was well-funded at the end of 2020 and because our funding status remained fairly consistent through September 30, 2021, we do not expect to make any discretionary contributions in 2021.

Distributions
Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about quarterly cash distributions to our common limited partners:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2021	$0.40	$43,814	November 8, 2021	November 12, 2021
June 30, 2021	$0.40	$43,814	August 6, 2021	August 12, 2021
March 31, 2021	$0.40	$43,834	May 10, 2021	May 14, 2021
December 31, 2020	$0.40	$43,787	February 8, 2021	February 12, 2021

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

In October 2021, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on December 15, 2021.

Debt Obligations
Our debt obligations as of September 30, 2021 are listed below:

	Maturity			September 30, 2021
				(Thousands of Dollars)
Revolving Credit Agreement	October 27, 2023			$87,500
4.75% senior notes	February 1, 2022			$250,000
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
Subordinated Notes, with a floating interest rate of 6.9% as of September 30, 2021	January 15, 2043			$402,500
GoZone Bonds	2038	thru	2041	$322,140
Receivables Financing Agreement	September 20, 2023			$75,100

On November 1, 2021, we repaid our $250.0 million of 4.75% senior notes due February 1, 2022. We repaid our $300.0 million of 6.75% senior notes due February 1, 2021 at maturity.

We believe that, as of September 30, 2021, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

	September 30, 2021	December 31, 2020
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$35,108	$154,752
Long-term assets	$2,803,434	$2,950,217
Current liabilities (a)	$153,471	$140,385
Long-term liabilities, including long-term debt	$3,388,765	$3,609,306
Series D preferred limited partners interests	$612,010	$599,542

		Nine Months Ended September 30, 2021
		(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues		$610,720
Operating income		$168,265
Interest expense, net		$(162,875)
Net income		$8,020
(a)Excludes $0.7 million and $0.6 million of net intercompany payables as of September 30, 2021 and December 31, 2020, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $2,169.2 million and $2,543.2 million as of September 30, 2021 and December 31, 2020, respectively. Revenue and net loss for the non-guarantor subsidiaries totaled $590.4 million and $27.3 million, respectively, for the nine months ended September 30, 2021. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

Interest Rate Swaps
Please refer to Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of our interest rate swaps that were terminated in June 2020.

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

On November 1, 2021, we repaid our $250.0 million of 4.75% senior notes due February 1, 2022. The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	September 30, 2021
	Expected Maturity Dates
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$250,000	$—	$—	$600,000	$1,972,140	$2,822,140	$3,104,796
Weighted-average rate	—%	4.8%	—	—	5.8%	6.0%	5.9%	—
Variable-rate debt	$—	$—	$162,600	$—	$—	$402,500	$565,100	$563,524
Weighted-average rate	—	—	2.5%	—	—	6.9%	5.6%	—

	December 31, 2020
	Expected Maturity Dates
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$300,000	$250,000	$—	$—	$600,000	$1,972,140	$3,122,140	$3,396,542
Weighted-average rate	6.8%	4.8%	—	—	5.8%	6.0%	5.9%	—
Variable-rate debt	$—	$—	$57,000	$—	$—	$402,500	$459,500	$402,836
Weighted-average rate	—	—	2.3%	—	—	7.0%	6.4%	—

Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

Item 4.Controls and Procedures

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2021.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

Except as set forth below, there have been no material developments with respect to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021. The information contained in this Item 1A. updates, and should be read in conjunction with, the related information set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, in addition to the other information contained in this Quarterly Report on Form 10-Q.

The ongoing effects of the COVID-19 pandemic, the actions taken in response thereto and developments in the global oil markets may continue to adversely affect our business, financial condition, results of operations or cash flows.
The coronavirus, or COVID-19, had a severe negative impact on global economic activity during 2020, which significantly reduced demand for petroleum products and increased the volatility of crude oil prices, beginning in March 2020. While a number of countries, including the United States, have made significant progress in 2021 in deploying COVID-19 vaccines, which has improved economic conditions and outlook in those nations, many more continue to struggle to obtain and/or disseminate vaccinations to their populace, which is frustrating widespread global economic recovery. Even in the United States, if a sufficient proportion of people are not vaccinated to reach herd immunity, or as variants emerge, we may face additional resurgence in COVID-19 case count in some regions, as we experienced in late summer, which could slow the pace of domestic economic improvement and undermine rebounding demand in the markets our assets serve.

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

10.01
Form of 2021 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-16417))

*22.01	Subsidiary Guarantors and Issuers of Guaranteed Securities

*31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer

*31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer

**32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer

**32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer

*101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File - Formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**	Furnished herewith.

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
November 5, 2021

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 5, 2021

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 5, 2021