Form 10-Q
period 2022-03-31
NuStar Energy L.P.
filed 2022-05-06
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The number of common units outstanding as of April 30, 2022 was 110,303,252.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,398	$5,637
Accounts receivable, net	142,527	135,126
Inventories	19,310	16,644
Prepaid and other current assets	15,079	27,135
Assets held for sale	86,458	—
Total current assets	271,772	184,542
Property, plant and equipment, at cost	5,625,080	5,728,848
Accumulated depreciation and amortization	(2,171,692)	(2,187,206)
Property, plant and equipment, net	3,453,388	3,541,642
Intangible assets, net	546,679	557,785
Goodwill	732,356	732,356
Other long-term assets, net	125,730	140,007
Total assets	$5,129,925	$5,156,332
Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$70,360	$82,446
Current portion of finance lease obligations	4,000	3,848
Accrued interest payable	72,107	34,139
Accrued liabilities	54,447	79,818
Taxes other than income tax	10,196	14,475
Liabilities held for sale	66,496	—
Total current liabilities	277,606	214,726
Long-term debt, less current portion	3,168,425	3,183,555
Deferred income tax liability	2,848	11,831
Other long-term liabilities	137,763	147,956
Total liabilities	3,586,642	3,558,068

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of March 31, 2022 and December 31, 2021) (Note 8)	621,018	616,439

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of March 31, 2022 and December 31, 2021)	218,307	218,307
Series B (15,400,000 units outstanding as of March 31, 2022 and December 31, 2021)	371,476	371,476
Series C (6,900,000 units outstanding as of March 31, 2022 and December 31, 2021)	166,518	166,518
Common limited partners (110,297,849 and 109,986,273 common units outstanding as of March 31, 2022 and December 31, 2021, respectively)	239,010	299,502
Accumulated other comprehensive loss	(73,046)	(73,978)
Total partners’ equity	922,265	981,825
Total liabilities, mezzanine equity and partners’ equity	$5,129,925	$5,156,332
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Service revenues	$265,305	$271,883
Product sales	144,558	89,763
Total revenues	409,863	361,646
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	86,402	87,287
Depreciation and amortization expense	63,303	68,418
Total costs associated with service revenues	149,705	155,705
Costs associated with product sales	126,715	81,113
Impairment loss	46,122	—
General and administrative expenses (excluding depreciation and amortization expense)	27,071	24,492
Other depreciation and amortization expense	1,824	2,047
Total costs and expenses	351,437	263,357
Operating income	58,426	98,289
Interest expense, net	(49,818)	(54,918)
Other income, net	3,671	398
Income before income tax (benefit) expense	12,279	43,769
Income tax (benefit) expense	(33)	1,512
Net income	$12,312	$42,257

Basic and diluted net (loss) income per common unit (Note 10)	$(0.22)	$0.05
Basic and diluted weighted-average common units outstanding	110,177,045	109,506,222

Comprehensive income	$13,244	$44,377
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$12,312	$42,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	65,127	70,465
Amortization of unit-based compensation	3,412	3,871
Amortization of debt related items	2,532	3,042
Impairment loss	46,122	—
Changes in current assets and current liabilities (Note 11)	17,512	24,397
Decrease in other long-term assets	3,644	2,381
Decrease in other long-term liabilities	(662)	(1,678)
Other, net	(4,169)	922
Net cash provided by operating activities	145,830	145,657
Cash Flows from Investing Activities:
Capital expenditures	(32,750)	(40,463)
Change in accounts payable related to capital expenditures	(14,498)	(5,449)
Proceeds from insurance recoveries	5,805	—
Proceeds from sale or disposition of assets	341	130
Net cash used in investing activities	(41,102)	(45,782)
Cash Flows from Financing Activities:
Proceeds from long-term debt borrowings	253,000	270,400
Long-term debt repayments	(268,800)	(418,100)
Distributions to preferred unitholders	(31,025)	(31,887)
Distributions to common unitholders	(44,041)	(43,811)
Other, net	(8,848)	(2,331)
Net cash used in financing activities	(99,714)	(225,729)
Effect of foreign exchange rate changes on cash	176	475
Net increase (decrease) in cash, cash equivalents and restricted cash	5,190	(125,379)
Cash, cash equivalents and restricted cash as of the beginning of the period	14,439	162,426
Cash, cash equivalents and restricted cash as of the end of the period	$19,629	$37,047
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2022	$756,301	$299,502	$(73,978)	$981,825	$616,439	$1,598,264
Net income (loss)	15,238	(18,780)	—	(3,542)	15,854	12,312
Other comprehensive income	—	—	932	932	—	932
Distributions to partners:
Series A, B and C preferred	(15,238)	—	—	(15,238)	—	(15,238)
Common ($0.40 per unit)	—	(44,041)	—	(44,041)	—	(44,041)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	6,910	—	6,910	—	6,910
Series D preferred unit accretion	—	(4,581)	—	(4,581)	4,581	—
Other	—	—	—	—	(2)	(2)
Balance as of March 31, 2022	$756,301	$239,010	$(73,046)	$922,265	$621,018	$1,543,283

Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income	16,033	10,370	—	26,403	15,854	42,257
Other comprehensive income	—	—	2,120	2,120	—	2,120
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.40 per unit)	—	(43,811)	—	(43,811)	—	(43,811)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,678	—	2,678	—	2,678
Series D Preferred Unit accretion	—	(4,021)	—	(4,021)	4,021	—
Other	—	7	—	7	—	7
Balance as of March 31, 2021	$756,301	$537,537	$(94,536)	$1,199,302	$603,563	$1,802,865
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

Recent Developments
Sale of Point Tupper Terminal. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that own our Point Tupper terminal facility to EverWind Fuels for $60.0 million, plus working capital, which is subject to adjustment. The terminal facility has a storage capacity of 7.8 million barrels and has been included in the storage segment. We recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022 and expect to utilize the sales proceeds to reduce debt and thereby improve our debt metrics. Please refer to Note 3 for more information.

Debt Amendments. On January 28, 2022, we amended and restated our $1.0 billion unsecured revolving credit agreement to extend the maturity to April 27, 2025, replace the LIBOR-based interest rate and modify other terms. Also on January 28, 2022, we amended our $100.0 million receivables financing agreement to extend the scheduled termination date to January 31, 2025, replace the LIBOR-based interest rate and modify other terms. Please refer to Note 5 for more information.

Other Event
Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. We received insurance proceeds of $5.8 million and $20.5 million for the three months ended March 31, 2022 and 2021, respectively. We recorded a gain from business interruption insurance of $4.0 million for the three months ended March 31, 2021, which is included in “Operating expenses” in the condensed consolidated statements of comprehensive income. Insurance proceeds for cleanup costs and business interruption are included in “Cash flows from operating activities” in the consolidated statements of cash flows. We believe we have adequate insurance to offset additional costs.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. NEW ACCOUNTING PRONOUNCEMENT

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to simplify the accounting for convertible instruments by eliminating certain accounting models for convertible debt instruments and convertible preferred stock, requiring the calculation of diluted earnings per unit to include the effect of potential unit settlement for any convertible instruments that may be settled in either cash or units, and amending the disclosure requirements for convertible instruments. The guidance is effective for annual periods beginning after December 15, 2021. Amendments may be applied using either a modified retrospective approach or a fully retrospective approach. We adopted the amended guidance on January 1, 2022 using the modified retrospective approach. While the amended guidance did not have a material impact on our financial position, results of operations, or disclosures at adoption, changes to the earnings per unit guidance could result in changes to our diluted net income (loss) per common unit. Please refer to Note 10 for additional information.

Reference Rate Reform
In March 2020, the FASB issued guidance intended to provide relief to companies impacted by reference rate reform. The amended guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The publication of U.S. dollar LIBOR rates for the most common tenors is expected to cease after publication on June 30, 2023, and, pursuant to the Adjustable Interest Rate (LIBOR) Act signed into law in the U.S. on March 15, 2022, the Board of Governors of the Federal Reserve System has been directed to select a benchmark replacement rate to automatically replace LIBOR in LIBOR-based contracts that lack adequate fallback provisions upon cessation. As of March 31, 2022, $402.5 million of our variable-rate debt uses LIBOR as a benchmark for establishing the interest rate. In addition, the distribution rate on our 8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units is a floating rate based on LIBOR, and the distribution rates on our 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units convert from fixed rates to floating rates based on LIBOR in June 2022 and December 2022, respectively. The FASB’s guidance is effective as of March 12, 2020 through December 31, 2022. We adopted the guidance on a prospective basis. The guidance did not have an impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts modified on or before December 31, 2022.

3. DISPOSITION AND IMPAIRMENT

Sale of Point Tupper Terminal. On February 11, 2022, we entered into an agreement to sell the equity interests in our wholly owned subsidiaries that own our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million, plus working capital, which is subject to adjustment. The terminal facility has a storage capacity of 7.8 million barrels and has been included in the storage segment. We completed the sale on April 29, 2022 and expect to utilize the sales proceeds to reduce debt and thereby improve our debt metrics as part of our strategic plan to strengthen our balance sheet. We compared the carrying value of the Point Tupper Terminal Operations, which includes $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in "Impairment loss" on the consolidated statement of comprehensive income. We believe that the sales price of $60.0 million provides a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represents an exit price in an orderly transaction between market participants. The sales price is a quoted price for identical assets and liabilities in a market that is not active and, thus, our fair value estimate falls within Level 2 of the fair value hierarchy.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the first quarter of 2022, we determined the Point Tupper Terminal Operations met the criteria to be classified as held for sale. Accordingly, the consolidated balance sheet reflects the assets and liabilities of the Point Tupper Terminal Operations as held for sale as of March 31, 2022. The following table provides the carrying amounts of the major classes of assets and liabilities included in “Assets held for sale” and “Liabilities held for sale” on the consolidated balance sheet:

March 31, 2022
(Thousands of Dollars)
Cash	$2,429
Accounts receivable	1,138
Inventories	399
Prepaid and other current assets	1,792
Property, plant and equipment, net of accumulated depreciation and impairment loss	65,716
Other long-term assets, net	14,984
Assets held for sale	$86,458

Accounts payable	$2,636
Deferred income tax liability	7,638
Accrued liabilities	4,355
Other long-term liabilities	9,640
Impairment reserve (cumulative translation losses)	42,227
Liabilities held for sale	$66,496

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2022		2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,336	$(15,443)	$2,694	$(22,019)
Noncurrent portion	504	(46,027)	932	(47,537)
Total	2,840	(61,470)	3,626	(69,556)

Activity:
Additions	71	(9,645)	92	(9,658)
Transfer to accounts receivable	(2,037)	—	(1,990)	—
Transfer to revenues	(83)	12,117	(125)	15,877
Total	(2,049)	2,472	(2,023)	6,219

Balances as of March 31:
Current portion	277	(13,454)	733	(16,524)
Noncurrent portion	448	(45,544)	870	(46,813)
Held for sale	66	—	—	—
Total	$791	$(58,998)	$1,603	$(63,337)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2022 (in thousands of dollars):

2022 (remaining)	$315,545
2023	283,526
2024	189,426
2025	132,497
2026	90,396
Thereafter	93,490
Total	$1,104,880

Our contractually committed revenue, for purposes of the tabular presentation above, is limited to customer service contracts that have fixed pricing and fixed volume terms and conditions. The revenue shown above includes $19.2 million relating to our Point Tupper Terminal Operations that was held for sale as of March 31, 2022.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2022	2021
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$86,124	$74,588
Refined products and ammonia pipelines	102,559	94,640
Total pipeline segment revenues from contracts with customers	188,683	169,228

Storage segment:
Throughput terminals	26,441	24,794
Storage terminals (excluding lessor revenues)	50,719	73,416
Total storage segment revenues from contracts with customers	77,160	98,210
Lessor revenues	10,761	10,364
Total storage segment revenues	87,921	108,574

Fuels marketing segment:
Revenues from contracts with customers	133,260	83,855

Consolidation and intersegment eliminations	(1)	(11)

Total revenues	$409,863	$361,646

5. DEBT

Revolving Credit Agreement
On January 28, 2022, NuStar Logistics amended and restated its $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement) to, among other things: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace LIBOR benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
As of March 31, 2022, we had $106.5 million of borrowings outstanding and $888.7 million available for borrowing under the Revolving Credit Agreement. Letters of credit issued under the Revolving Credit Agreement totaled $4.8 million as of March 31, 2022 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a SOFR-based rate. The Revolving Credit Agreement and certain fees under the Receivables Financing Agreement, defined below, are the only debt arrangements with interest rates that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2022, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 3.0%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) cannot exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2022, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender, with a scheduled termination date of January 31, 2025, (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Energy provides a performance guarantee in connection with the Securitization Program. Under the Securitization Program, certain of NuStar Energy’s wholly owned subsidiaries sell their accounts receivable to NuStar Finance on an ongoing basis, and NuStar Finance provides the newly acquired accounts receivable as collateral for its revolving borrowings under the Receivables Financing Agreement. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. On January 28, 2022, the Receivables Financing Agreement was amended to, among other things: (i) extend the scheduled termination date from September 20, 2023 to January 31, 2025; (ii) reduce the floor rate in the calculation of our borrowing rates; and (iii) replace provisions related to the LIBOR rate of interest with references to SOFR rates of interest.

Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement. As of March 31, 2022, the amount of borrowings outstanding under the Receivables Financing Agreement totaled $72.0 million, the weighted-average interest rate related to outstanding borrowings was 1.9% and $132.2 million of our accounts receivable was included in the Securitization Program.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	March 31, 2022	December 31, 2021
	(Thousands of Dollars)
Fair value	$3,222,517	$3,459,153
Carrying amount	$3,115,915	$3,130,625

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
6. COMMITMENTS, CONTINGENCIES AND UNCERTAINTIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $0.9 million and $0.1 million for contingent losses as of March 31, 2022 and December 31, 2021, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements that qualified as cash flow hedges prior to their termination. We reclassify the mark-to-market adjustments related to these cash flows hedges that were recorded in “Accumulated other comprehensive loss” (AOCI) into “Interest expense, net” as the underlying forecasted interest payments occur or if the interest payments are probable not to occur. We reclassified losses on cash flow hedges to “Interest expense, net” of $0.5 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we expect to reclassify a loss of $2.1 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

8. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Distributions on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December, to holders of record on the first business day of each payment month. The number of Series D Preferred Units issued and outstanding as of March 31, 2022 and December 31, 2021 totaled 23,246,650. The distribution rates on the Series D Preferred Units are as follows: (i) 9.75%, or $57.6 million, per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75%, or $63.4 million, per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75%, or $81.1 million, per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In April 2022, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on June 15, 2022.

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

Distribution information for our Series B and C Preferred Units is as follows:

Units	Fixed Distribution Rate Per Unit Per Quarter	Fixed Distribution Per Quarter	Date at Which Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
		(Thousands of Dollars)
Series B Preferred Units	$0.47657	$7,339	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	$0.56250	$3,881	December 15, 2022	Three-month LIBOR plus 6.88%

The distribution rate on our Series A Preferred Units converted from a fixed rate to a floating rate of the three-month LIBOR plus 6.766% on December 15, 2021. Distribution information for our Series A Preferred Units is as follows:

Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
March 15, 2022 - June 14, 2022	$0.47817	$4,332
December 15, 2021 - March 14, 2022	$0.43606	$3,951

In April 2022, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on June 15, 2022.

Common Limited Partners
We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units. In April 2022, our board of directors declared distributions with respect to our common units for the quarter ended March 31, 2022.

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2022	$0.40	$44,165	May 9, 2022	May 13, 2022
December 31, 2021	$0.40	$44,008	February 8, 2022	February 14, 2022

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended March 31,
	2022				2021
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(41,761)	$(36,486)	$4,269	$(73,978)	$(42,362)	$(42,150)	$(12,144)	$(96,656)
Other comprehensive income before reclassification adjustments	829	—	—	829	957	—	—	957
Net gain on pension costs reclassified into other income, net	—	—	(420)	(420)	—	—	(187)	(187)
Net loss on cash flow hedges reclassified into interest expense, net	—	529	—	529	—	1,348	—	1,348
Other	—	—	(6)	(6)	—	—	2	2
Other comprehensive income (loss)	829	529	(426)	932	957	1,348	(185)	2,120
Balance as of March 31	$(40,932)	$(35,957)	$3,843	$(73,046)	$(41,405)	$(40,802)	$(12,329)	$(94,536)

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

The Series D Preferred Units contain certain unitholder conversion and redemption features, and we use the if-converted method to calculate the dilutive effect of the conversion or redemption feature that is most advantageous to our Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding was antidilutive for each of the three months ended March 31, 2022 and 2021; therefore, we did not include such conversion in the computation of diluted net (loss) income per common unit.

Contingently issuable performance units are included as dilutive potential common units if it is probable that performance measures will be achieved, unless to do so would be antidilutive.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table details the calculation of basic and diluted net (loss) income per common unit:

	Three Months Ended March 31,
	2022	2021
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$12,312	$42,257
Distributions to preferred limited partners	(31,092)	(31,887)
Distributions to common limited partners	(44,165)	(43,834)
Distribution equivalent rights to restricted units	(633)	(598)
Distributions in excess of income	$(63,578)	$(34,062)

Distributions to common limited partners	$44,165	$43,834
Allocation of distributions in excess of income	(63,578)	(34,062)
Series D Preferred Unit accretion	(4,581)	(4,021)
Net (loss) income attributable to common units	$(23,994)	$5,751

Basic and diluted weighted-average common units outstanding	110,177,045	109,506,222

Basic and diluted net (loss) income per common unit	$(0.22)	$0.05

11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2022	2021
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(13,704)	$12,232
Inventories	(3,062)	(6,471)
Other current assets	10,289	9,689
Increase (decrease) in current liabilities:
Accounts payable	4,284	5,067
Accrued interest payable	37,968	27,149
Accrued liabilities	(14,178)	(19,082)
Taxes other than income tax	(4,085)	(4,187)
Changes in current assets and current liabilities	$17,512	$24,397

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash flows related to interest and income taxes were as follows:

	Three Months Ended March 31,
	2022	2021
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$9,320	$24,737
Cash paid for income taxes, net of tax refunds received	$185	$554

As of March 31, 2022 and December 31, 2021, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	March 31, 2022	December 31, 2021
	(Thousands of Dollars)
Cash and cash equivalents	$8,398	$5,637
Assets held for sale	2,429	—
Other long-term assets, net	8,802	8,802
Cash, cash equivalents and restricted cash	$19,629	$14,439

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
Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2022	2021
	(Thousands of Dollars)
Revenues:
Pipeline	$188,683	$169,228
Storage	87,921	108,574
Fuels marketing	133,260	83,855
Consolidation and intersegment eliminations	(1)	(11)
Total revenues	$409,863	$361,646

Operating income (loss):
Pipeline	$95,752	$79,379
Storage	(14,975)	42,718
Fuels marketing	6,544	2,731
Total segment operating income	87,321	124,828
General and administrative expenses	27,071	24,492
Other depreciation and amortization expense	1,824	2,047
Total operating income	$58,426	$98,289

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Total assets by reportable segment were as follows:

	March 31, 2022	December 31, 2021
	(Thousands of Dollars)
Pipeline	$3,405,703	$3,441,272
Storage	1,518,082	1,537,037
Fuels marketing	66,006	41,562
Total segment assets	4,989,791	5,019,871
Other partnership assets	140,134	136,461
Total consolidated assets	$5,129,925	$5,156,332

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of the coronavirus, or COVID-19, the responses thereto, the Russia-Ukraine conflict, economic activity and the actions by oil producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of March 31, 2022, our assets included 9,940 miles of pipeline and 64 terminal and storage facilities, which provided approximately 57 million barrels of storage capacity. As described below, on April 29, 2022 we sold our Point Tupper terminal facility with a storage capacity of 7.8 million barrels. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
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

Recent Developments
Sale of Point Tupper Terminal. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that own our Point Tupper terminal facility (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million, plus working capital, which is subject to adjustment. The terminal facility has a storage capacity of 7.8 million barrels and has been included in the storage segment. We recognized a non-cash pre-tax impairment loss of $46.1 million in the first quarter of 2022 and expect to utilize the sales proceeds to reduce debt and thereby improve our debt metrics. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

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

Other Events
Eastern U.S. Terminals Disposition. On October 8, 2021, we completed the sale of nine U.S. terminal and storage facilities, including all our North East Terminals and one terminal in Florida (the Eastern U.S. Terminal Operations) to Sunoco LP for $250.0 million in cash (the Eastern U.S. Terminals Disposition). The terminals had an aggregate storage capacity of 14.8 million barrels and were included in the storage segment. We utilized the proceeds from the sale to reduce debt and improve our debt metrics.

Trends and Outlook
While 2022 marks the third year of the COVID-19 pandemic in the U.S., we continue to see signs of stabilization and improvement, across the U.S. and in NuStar’s footprint. U.S. refined product demand outlook has seen some sustained improvement, as COVID-19 vaccinations have continued to allow more people go about normal day-to-day activities and traveling. However, variants may emerge that could significantly increase COVID-19 case counts, which may further impact the overall demand recovery in 2022.

Since Russia’s military invasion of Ukraine in late February 2022, prices for a number of the commodities produced in those countries, including oil and gas, rose sharply and have been volatile, on market concerns about worldwide supply constraints. The long-term impact of the ongoing Russia-Ukraine conflict, along with the lingering impact of COVID-19, on the global and U.S. economy remains uncertain; however, at this time, we do not expect a significant impact to our operations or financial position.

Although U.S. oil production has been slow to respond to the recent increase in crude oil prices due to a variety of factors, including supply chain challenges, we expect sustained healthy U.S. shale production growth in 2022 from improving global demand as well as supply constraints from the Russia-Ukraine conflict. We expect our Permian system volumes to see healthy growth in 2022. Refined product demand on NuStar’s pipeline systems rebounded in 2021 to pre-pandemic levels or higher, and we expect our refined products pipeline systems to perform at or above 100% of our pre-pandemic levels through 2022; however, if prices for motor fuels continue to rise and remain at those levels for a sustained period, consumer demand could fall, which would reduce demand for the transportation and storage services we provide. So far this year, the sustained recovery in refined product demand has increased U.S. refiners’ utilization and demand for crude oil, which has contributed to increased throughputs on certain of our crude oil pipelines, which we expect to continue through 2022. In addition, we continue to expect to benefit from the growth of our renewable fuels distribution system on the West Coast, where we expect to provide an increasing share of California’s renewable fuels as we complete our planned tank conversion projects.

The lingering impact of the COVID-19 pandemic continues to ripple through the U.S. economy, notably in the form of rising inflation and supply chain issues, which affected certain industries and geographic areas to varying degrees during 2021; the Russia-Ukraine conflict seems to have only amplified inflation and supply chain constraints so far in 2022. The U.S. Federal Reserve has raised interest rates and is expected to implement several more increases in 2022, which will increase the cost of our variable-rate debt. In addition, the distribution rates of our Series A, B and C Preferred Units have converted, or will convert in 2022, from fixed rates to floating rates that increase or decrease with prevailing interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should counterbalance the impact of inflation on our costs. We plan to continue to manage our operations with fiscal discipline and to evaluate our capital expenditures as we remain committed to improving our debt metrics and strengthening our balance sheet. We expect to continue to fund all of our expenses, distribution requirements and capital expenditures for the full-year 2022 using internally generated cash flows.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. These factors include, but are not limited to, uncertainty surrounding the COVID-19 pandemic and the Russia-Ukraine conflict; uncertainty surrounding future production decisions by the Organization of Petroleum Exporting Countries and other oil-producing nations (OPEC+); the state of the economy and the capital markets; changes to our customers’ refinery maintenance schedules and unplanned refinery downtime; crude oil prices; the supply of and demand for petroleum products, renewable fuels and anhydrous ammonia; demand for our transportation and storage services; the availability and costs of personnel, equipment, supplies and services essential to our operations; the ability to obtain timely permitting approvals; and changes in laws and regulations affecting our operations.

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$265,305	$271,883	$(6,578)
Product sales	144,558	89,763	54,795
Total revenues	409,863	361,646	48,217

Costs and expenses:
Costs associated with service revenues	149,705	155,705	(6,000)
Costs associated with product sales	126,715	81,113	45,602
Impairment loss	46,122	—	46,122
General and administrative expenses	27,071	24,492	2,579
Other depreciation and amortization expense	1,824	2,047	(223)
Total costs and expenses	351,437	263,357	88,080

Operating income	58,426	98,289	(39,863)
Interest expense, net	(49,818)	(54,918)	5,100
Other income, net	3,671	398	3,273
Income before income tax (benefit) expense	12,279	43,769	(31,490)
Income tax (benefit) expense	(33)	1,512	(1,545)
Net income	$12,312	$42,257	$(29,945)

Basic and diluted net (loss) income per common unit	$(0.22)	$0.05	$(0.27)

Consolidated Overview. Net income decreased $29.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to a non-cash pre-tax impairment loss of $46.1 million recorded in the first quarter of 2022 related to our Point Tupper Terminal Operations and lower operating income from our storage segment, excluding the impairment loss. These decreases were partially offset by higher operating income from our pipeline segment.

Corporate Items. General and administrative expenses increased $2.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to higher compensation costs.

Interest expense, net, decreased $5.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to lower overall debt balances following the repayment of outstanding debt, partially with the proceeds from October 2021 and December 2020 asset sales.

Other income, net increased $3.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to foreign exchange rate fluctuations.

Pipeline Segment
As of March 31, 2022, our pipeline assets consist of 9,940 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 3,205 miles of refined product pipelines and 2,235 miles of crude oil pipelines. In addition, our Central East System includes 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021
Pipeline Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,309,085	1,101,327	207,758
Refined products and ammonia pipelines throughput (barrels/day)	563,248	508,726	54,522
Total throughput (barrels/day)	1,872,333	1,610,053	262,280

Throughput and other revenues	$188,683	$169,228	$19,455
Operating expenses	48,103	45,055	3,048
Depreciation and amortization expense	44,828	44,794	34
Segment operating income	$95,752	$79,379	$16,373

Pipeline segment revenues increased $19.5 million and throughputs increased 262,280 barrels per day for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The results for the first quarter of 2021 were negatively affected by Winter Storm Uri, which brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, as well as the lingering effects from the COVID-19 pandemic, as demand did not recover to pre-pandemic levels until the second quarter of 2021. Revenues and throughputs increased primarily due to the following:
•an increase in revenues of $13.2 million and an increase in throughputs of 118,660 barrels per day on our Permian Crude System, mainly due to the negative impacts on the first quarter of 2021 described above, as well as an increase of $4.9 million in sales of PLA volumes in the first quarter of 2022 compared to the first quarter of 2021;
•an increase in revenues of $2.9 million and an increase in throughputs of 12,516 barrels per day on our North and East pipelines combined, due to supply disruptions from the conversion of a Wyoming refinery, resulting in higher volumes on our East Pipeline and a rebound in demand in 2022, compared to lower demand in 2021 due to the lingering impacts from COVID-19;
•an increase in revenues of $1.5 million and an increase in throughputs of 14,183 barrels per day on our McKee System pipelines, mainly due to the negative impacts in the first quarter of 2021 described above;
•an increase in revenues of $1.4 million and an increase in throughputs of 15,090 barrels per day on our Three Rivers System, primarily due to an increase in demand on our Nuevo Laredo and San Antonio pipelines;
•an increase in revenues of $1.1 million and an increase in throughputs of 13,899 barrels per day on our Houston Pipeline due to a new contract with a customer that began at the end of March 2021; and
•although revenues remained comparable as a result of minimum volume commitments, throughputs increased 65,421 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to a rebound in demand.

These increases were partially offset by a decrease in revenues of $1.3 million on our Ardmore System, despite an increase in throughputs of 22,227 barrels per day. Revenues decreased mainly due to the expiration of a customer contract at the end of the first quarter of 2021, while throughputs increased primarily due to the negative impacts in the first quarter of 2021 described above.

Operating expenses increased $3.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to an increase in power costs of $2.5 million, primarily due to higher throughputs.

Storage Segment
Our storage segment is comprised of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of March 31, 2022, we owned and operated 29 terminal and storage facilities in the U.S., one terminal in Nuevo Laredo, Mexico and one terminal located in Point Tupper, Canada, with an aggregate storage capacity of 44.2 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Sale of Point Tupper Terminal. In the first quarter of 2022, we recorded a non-cash pre-tax impairment loss of $46.1 million related to our Point Tupper terminal facility, which was sold on April 29, 2022 for $60.0 million.

Selby Terminal Fire. We recognized a gain from business interruption insurance of $4.0 million for the three months ended March 31, 2021, which is included in “Operating expenses” in the condensed consolidated statements of comprehensive income and relates to a fire in October 2019 at our terminal facility in Selby, California.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021
Storage Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	395,803	400,302	(4,499)

Throughput terminal revenues	$26,441	$24,794	$1,647
Storage terminal revenues	61,480	83,780	(22,300)
Total revenues	87,921	108,574	(20,653)
Operating expenses	38,299	42,232	(3,933)
Depreciation and amortization expense	18,475	23,624	(5,149)
Impairment loss	46,122	—	46,122
Segment operating (loss) income	$(14,975)	$42,718	$(57,693)

Throughput terminal revenues increased $1.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in revenues of $1.4 million at our Corpus Christi North beach terminal.

Storage terminal revenues decreased $22.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to the following:
•a decrease in revenues of $16.3 million due to the Eastern U.S. Terminals Disposition in October 2021; and
•a decrease in revenues of $5.5 million and $1.1 million at our St. James and Point Tupper terminals, respectively, mainly due to the expiration of customer contracts.

Operating expenses decreased $3.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to a decrease in operating expenses of $9.3 million due to the Eastern U.S. Terminals Disposition in October 2021. This decrease was partially offset by an increase in maintenance and regulatory expense of $1.0 million in 2022 and a $4.0 million recovery in the first quarter of 2021 for business interruption insurance related to the Selby terminal.

Depreciation and amortization expense decreased $5.1 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to the Eastern U.S. Terminals Disposition in October 2021.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Change
	2022	2021
Fuels Marketing Segment:	(Thousands of Dollars)
Product sales	$133,260	$83,855	$49,405
Cost of goods	126,123	82,403	43,720
Gross margin	7,137	1,452	5,685
Operating expenses	593	(1,279)	1,872
Segment operating income	$6,544	$2,731	$3,813

Segment operating income increased $3.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to higher gross margins from our bunkering operations. We received a credit loss recovery of $1.7 million in the first quarter of 2021, which is included in “Operating expenses.”

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

Prior to 2021, we funded our strategic capital expenditures primarily from borrowings under our revolving credit agreement, funds raised through debt or equity offerings and/or sales of non-strategic assets. However, our ability to raise funds by issuing debt or equity depends on many factors beyond our control. Our risk factors in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 describe the risks inherent to these sources of funding and the availability thereof.

In the first quarter of 2022, we continued to prioritize liquidity by extending the maturity on our $1.0 billion revolving credit agreement to April 27, 2025, extending the scheduled termination date on our $100.0 million receivables financing agreement to January 31, 2025 and entering an agreement to sell our Point Tupper Terminal. For the full-year 2022, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows as we did for 2021.

Beyond 2022, absent a return of access to the equity capital markets, we plan to continue to fund our expenses, distribution requirements and capital expenditures with internally generated cash flows, which could include proceeds from asset dispositions. We have no long-term debt maturities until 2025, and we have been and expect to continue to be able to access debt capital markets to refinance those maturities. Our Series D Cumulative Convertible Preferred Units (Series D Preferred Units) become redeemable, at our option, beginning in 2023, which coincides with an increase in the distribution rate of those units. Beginning in 2028, the holders of the Series D Preferred Units have the option to require us to redeem their units, and we have begun taking steps to position ourselves to redeem the Series D Preferred Units gradually over the next several years in advance of the possible mandatory redemption. By reducing our leverage, primarily through the disposition of non-strategic assets in recent years, and continuing to increase the amount by which our internally generated cash flows exceed our expenses, distribution requirements and capital expenditures, we are increasing our financial flexibility. Beyond those items, we will also continue to evaluate other sources of liquidity to manage the optional or mandatory redemption of the Series D Preferred Units.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2022	2021
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$145,830	$145,657
Investing activities	(41,102)	(45,782)
Financing activities	(99,714)	(225,729)
Effect of foreign exchange rate changes on cash	176	475
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,190	$(125,379)

Net cash provided by operating activities was comparable for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as lower net income in the first quarter of 2022 was driven by a non-cash impairment loss and offset by changes in working capital.

Our working capital decreased $17.5 million for the three months ended March 31, 2022, compared to a decrease of $24.4 million for the three months ended March 31, 2021. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. Cash flows from operating activities for the three months ended March 31, 2021 include $20.5 million related to cleanup costs and business interruption for the 2019 Selby terminal fire. Additionally, the timing of payments related to accrued interest payable changed due to the $250.0 million of 4.75% senior notes repaid on November 1, 2021 and the $300.0 million of 6.75% senior notes repaid February 1, 2021.

For the three months ended March 31, 2022, net cash provided by operating activities exceeded our distributions to unitholders and capital expenditures.

Net cash used in investing activities decreased by $4.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to proceeds from insurance recoveries of $5.8 million received in the first quarter of 2022.

Net cash used in financing activities decreased $126.0 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, mainly due to a decrease in net debt repayments. For the three months ended March 31, 2022, we had net debt repayments of $15.8 million, compared to $147.7 million in net debt repayments for the three months ended March 31, 2021.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
On January 28, 2022, we amended and restated our unsecured $1.0 billion revolving credit agreement (the Revolving Credit Agreement) to, among other things: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace LIBOR benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) cannot exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2022, our consolidated debt coverage ratio was 3.92x and our consolidated interest coverage ratio was 2.16x. As of March 31, 2022, we had $888.7 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $4.8 million as of March 31, 2022 and limit the amount we can borrow under the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of March 31, 2022, $132.2 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $72.0 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

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
The interest rate on the Revolving Credit Agreement and certain fees under the Receivables Financing Agreement are the only debt arrangements that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of certain of our debt agreements.
Asset Sale
We expect to utilize the proceeds from the sale of our Point Tupper terminal to reduce debt and thereby improve our debt metrics. We closed the sale on April 29, 2022.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2022	$26,041	$6,709	$32,750
2021	$31,974	$8,489	$40,463

Expected for the year ended December 31, 2022	$115,000 - 145,000	$35,000 - 45,000

Strategic capital expenditures for the three months ended March 31, 2022 and 2021 mainly consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, as well as our West Coast bio-fuels terminal projects. Reliability capital expenditures for the three months ended March 31, 2022 and 2021 primarily related to maintenance upgrade projects at our terminals.

We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand. Therefore, our actual capital expenditures for 2022 may increase or decrease from the expected amounts noted above. We expect to self-fund all of our capital expenditures in 2022.

Distributions
Preferred Units. Distributions on our preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

The following table provides the terms related to distributions for our Series B and Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series B and C Preferred Units):

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

The distribution rate on our Series A Preferred Units converted from a fixed rate to a floating rate of the three-month LIBOR plus 6.766% on December 15, 2021. Distribution information for our Series A Preferred Units is as follows:

Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
March 15, 2022 - June 14, 2022	$0.47817	$4,332
December 15, 2021 - March 14, 2022	$0.43606	$3,951

The distribution rates on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are as follows: (i) 9.75%, or $57.6 million, per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75%, or $63.4 million, per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75%, or $81.1 million, per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units issued and outstanding as of March 31, 2022 and December 31, 2021 totaled 23,246,650. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In April 2022, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on June 15, 2022.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. In April 2022, our board of directors declared distributions with respect to our common units for the quarter ended March 31, 2022. The following table summarizes information about quarterly cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2022	$0.40	$44,165	May 9, 2022	May 13, 2022
December 31, 2021	$0.40	$44,008	February 8, 2022	February 14, 2022

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of March 31, 2022
				(Thousands of Dollars)
Receivables Financing Agreement, 1.9% as of March 31, 2022	January 31, 2025			$72,000
Revolving Credit Agreement, 3.0% as of March 31, 2022	April 27, 2025			$106,500
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated Notes, 7.0% as of March 31, 2022	January 15, 2043			$402,500

We believe that, as of March 31, 2022, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

	March 31, 2022	December 31, 2021
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$27,791	$33,645
Long-term assets	$2,770,973	$2,791,481
Current liabilities (a)	$147,145	$119,841
Long-term liabilities, including long-term debt	$3,158,526	$3,162,351
Series D preferred limited partners interests	$621,018	$616,439

		Three Months Ended March 31, 2022
		(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues		$195,218
Operating income		$67,575
Interest expense, net		$(49,877)
Net income		$18,825
(a)Excludes $1,003.5 million and $1,004.5 million of net intercompany payables as of March 31, 2022 and December 31, 2021, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $2,087.2 million and $2,180.3 million as of March 31, 2022 and December 31, 2021, respectively. Revenue and net loss for the non-guarantor subsidiaries totaled $214.6 million and $6.5 million, respectively, for the three months ended March 31, 2022.

Series D Preferred Units Redemption Features
We may redeem all or any portion of the 23,246,650 Series D Preferred Units issued and outstanding in an amount not less than $50.0 million for cash at a redemption price equal to, as applicable: (i) $31.73 per Series D Preferred Unit, or up to $737.6 million, at any time on or after June 29, 2023 but prior to June 29, 2024; (ii) $30.46 per Series D Preferred Unit, or up to $708.1 million, at any time on or after June 29, 2024 but prior to June 29, 2025; (iii) $29.19 per Series D Preferred Unit, or up to $678.6 million, at any time on or after June 29, 2025; plus, in each case, the sum of any unpaid distributions on the applicable Series D Preferred Unit plus the distributions prorated for the number of days elapsed (not to exceed 90) in the period of redemption (Series D Partial Period Distributions). The holders have the option to convert the units prior to such redemption.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

On January 28, 2022, we amended and restated our $1.0 billion unsecured revolving credit agreement to extend the maturity to April 27, 2025, replace the LIBOR-based interest rate and modify other terms. Also on January 28, 2022, we amended our $100.0 million receivables financing agreement to extend the scheduled termination date to January 31, 2025, replace the LIBOR-based interest rate and modify other terms. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for more information.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	March 31, 2022
	Expected Maturity Dates
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,641,192
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$—	$—	$178,500	$—	$402,500	$581,000	$581,325
Weighted-average rate	—	—	—	2.6%	—	7.0%	5.6%	—

	December 31, 2021
	Expected Maturity Dates
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,858,794
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$194,300	$—	$—	$—	$402,500	$596,800	$600,359
Weighted-average rate	—	2.5%	—	—	—	6.9%	5.4%	—

Distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rate on our Series A Preferred Units converted to a floating rate of the applicable LIBOR plus a spread on December 15, 2021, and the distribution rates on our Series B and C Preferred Units convert from fixed rates to floating rates of the applicable LIBOR plus a spread on June 15, 2022 and December 15, 2022, respectively. Based upon the 9,060,000 Series A Preferred Units outstanding at March 31, 2022 and the $25.00 liquidation preference per unit, an increase of 100 basis points, or 1.0%, in interest rates would increase the annual distributions on our Series A Preferred Units by $2.3 million. Please see Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

Item 4.     Controls and Procedures

(a)Evaluation of disclosure controls and procedures.
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2022.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description

10.01
Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of January 28, 2022, among NuStar Logistics, L.P., NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P., Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2022 (File No. 001-16417))

10.02
Sixth Amendment to Receivables Financing Agreement, dated as of January 28, 2022, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, and PNC Bank, National Association (incorporated by reference to Exhibit 10.2 to NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2022 (File No. 001-16417))

*10.03	Form of 2022 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan

22.01
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.01 to NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-16417))

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
May 6, 2022

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 6, 2022

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 6, 2022