Form 10-Q
period 2022-06-30
NuStar Energy L.P.
filed 2022-08-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The number of common units outstanding as of July 31, 2022 was 110,309,583.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,341	$5,637
Accounts receivable, net	152,039	135,126
Inventories	14,793	16,644
Prepaid and other current assets	24,126	27,135
Total current assets	195,299	184,542
Property, plant and equipment, at cost	5,663,334	5,728,848
Accumulated depreciation and amortization	(2,224,240)	(2,187,206)
Property, plant and equipment, net	3,439,094	3,541,642
Intangible assets, net	535,573	557,785
Goodwill	732,356	732,356
Other long-term assets, net	122,339	140,007
Total assets	$5,024,661	$5,156,332

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$77,435	$82,446
Current portion of finance leases	4,124	3,848
Accrued interest payable	34,706	34,139
Accrued liabilities	53,852	79,818
Taxes other than income tax	11,407	14,475
Total current liabilities	181,524	214,726
Long-term debt, less current portion of finance leases	3,137,275	3,183,555
Deferred income tax liability	2,845	11,831
Other long-term liabilities	132,626	147,956
Total liabilities	3,454,270	3,558,068

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of June 30, 2022 and December 31, 2021) (Note 8)	625,751	616,439

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of June 30, 2022 and December 31, 2021)	218,307	218,307
Series B (15,400,000 units outstanding as of June 30, 2022 and December 31, 2021)	371,476	371,476
Series C (6,900,000 units outstanding as of June 30, 2022 and December 31, 2021)	166,518	166,518
Common limited partners (110,309,583 and 109,986,273 common units outstanding as of June 30, 2022 and December 31, 2021, respectively)	220,511	299,502
Accumulated other comprehensive loss	(32,172)	(73,978)
Total partners’ equity	944,640	981,825
Total liabilities, mezzanine equity and partners’ equity	$5,024,661	$5,156,332
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Service revenues	$278,067	$300,788	$543,372	$572,671
Product sales	152,090	126,305	296,648	216,068
Total revenues	430,157	427,093	840,020	788,739

Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	94,948	100,493	181,350	187,780
Depreciation and amortization expense	62,240	68,964	125,543	137,382
Total costs associated with service revenues	157,188	169,457	306,893	325,162
Costs associated with product sales	134,178	112,641	260,893	193,754
Impairment loss	—	—	46,122	—
General and administrative expenses (excluding depreciation and amortization expense)	27,909	27,477	54,980	51,969
Other depreciation and amortization expense	1,823	1,913	3,647	3,960
Total costs and expenses	321,098	311,488	672,535	574,845

Operating income	109,059	115,605	167,485	213,894
Interest expense, net	(50,941)	(53,780)	(100,759)	(108,698)
Other income, net	2,012	2,896	5,683	3,294
Income before income tax expense	60,130	64,721	72,409	108,490
Income tax expense	931	1,338	898	2,850
Net income	$59,199	$63,383	$71,511	$105,640

Basic and diluted net income (loss) per common unit (Note 10)	$0.20	$0.25	$(0.02)	$0.30
Basic and diluted weighted-average common units outstanding	110,306,641	109,529,658	110,242,201	109,518,004

Comprehensive income	$100,073	$65,627	$113,317	$110,004
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$71,511	$105,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	129,190	141,342
Amortization of unit-based compensation	6,746	7,154
Amortization of debt related items	5,085	6,025
Impairment loss	46,122	—
Changes in current assets and current liabilities (Note 11)	(30,940)	(43,333)
Decrease in other long-term assets	6,626	5,440
Decrease in other long-term liabilities	(6,218)	(6,162)
Other, net	(5,835)	(1,869)
Net cash provided by operating activities	222,287	214,237

Cash flows from investing activities:
Capital expenditures	(71,425)	(87,194)
Change in accounts payable related to capital expenditures	(8,716)	(5,345)
Proceeds from insurance recoveries	5,805	—
Proceeds from sale or disposition of assets	59,531	304
Net cash used in investing activities	(14,805)	(92,235)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	480,400	490,500
Long-term debt repayments	(528,100)	(588,300)
Distributions to preferred unitholders	(62,432)	(63,774)
Distributions to common unitholders	(88,164)	(87,623)
Other, net	(11,243)	(3,656)
Net cash used in financing activities	(209,539)	(252,853)

Effect of foreign exchange rate changes on cash	763	727
Net decrease in cash, cash equivalents and restricted cash	(1,294)	(130,124)
Cash, cash equivalents and restricted cash as of the beginning of the period	14,439	162,426
Cash, cash equivalents and restricted cash as of the end of the period	$13,145	$32,302
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended June 30, 2022 and 2021
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of April 1, 2022	$756,301	$239,010	$(73,046)	$922,265	$621,018	$1,543,283
Net income	15,669	27,676	—	43,345	15,854	59,199
Other comprehensive income	—	—	40,874	40,874	—	40,874
Distributions to partners:
Series A, B and C preferred	(15,669)	—	—	(15,669)	—	(15,669)
Common ($0.40 per unit)	—	(44,123)	—	(44,123)	—	(44,123)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,681	—	2,681	—	2,681
Series D preferred unit accretion	—	(4,734)	—	(4,734)	4,734	—
Other	—	1	—	1	(1)	—
Balance as of June 30, 2022	$756,301	$220,511	$(32,172)	$944,640	$625,751	$1,570,391

Balance as of April 1, 2021	$756,301	$537,537	$(94,536)	$1,199,302	$603,563	$1,802,865
Net income	16,033	31,496	—	47,529	15,854	63,383
Other comprehensive income	—	—	2,244	2,244	—	2,244
Distributions to partners:
Series A, B and C preferred	(16,033)	—	—	(16,033)	—	(16,033)
Common ($0.40 per unit)	—	(43,812)	—	(43,812)	—	(43,812)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,652	—	2,652	—	2,652
Series D Preferred Unit accretion	—	(4,155)	—	(4,155)	4,155	—
Other	—	(7)	—	(7)	—	(7)
Balance as of June 30, 2021	$756,301	$523,711	$(92,292)	$1,187,720	$607,718	$1,795,438
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Six Months Ended June 30, 2022 and 2021
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2022	$756,301	$299,502	$(73,978)	$981,825	$616,439	$1,598,264
Net income	30,907	8,896	—	39,803	31,708	71,511
Other comprehensive income	—	—	41,806	41,806	—	41,806
Distributions to partners:
Series A, B and C preferred	(30,907)	—	—	(30,907)	—	(30,907)
Common ($0.80 per unit)	—	(88,164)	—	(88,164)	—	(88,164)
Series D preferred	—	—	—	—	(31,708)	(31,708)
Unit-based compensation	—	9,591	—	9,591	—	9,591
Series D preferred unit accretion	—	(9,315)	—	(9,315)	9,315	—
Other	—	1	—	1	(3)	(2)
Balance as of June 30, 2022	$756,301	$220,511	$(32,172)	$944,640	$625,751	$1,570,391

Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income	32,066	41,866	—	73,932	31,708	105,640
Other comprehensive income	—	—	4,364	4,364	—	4,364
Distributions to partners:
Series A, B and C preferred	(32,066)	—	—	(32,066)	—	(32,066)
Common ($0.80 per unit)	—	(87,623)	—	(87,623)	—	(87,623)
Series D preferred	—	—	—	—	(31,708)	(31,708)
Unit-based compensation	—	5,330	—	5,330	—	5,330
Series D Preferred Unit accretion	—	(8,176)	—	(8,176)	8,176	—
Balance as of June 30, 2021	$756,301	$523,711	$(92,292)	$1,187,720	$607,718	$1,795,438
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

Recent Development
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility to EverWind Fuels for $60.0 million, plus working capital, which is subject to adjustment (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022 and a gain on the sale of $1.6 million in the second quarter of 2022. We utilized the sales proceeds to reduce debt and thereby improve our debt metrics. Please refer to Note 3 for more information.

Other Events
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

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. We received insurance proceeds of $5.8 million and $20.5 million for the six months ended June 30, 2022 and 2021, respectively. We recorded a gain from business interruption insurance of $4.0 million for the six months ended June 30, 2021, which is included in “Operating expenses” in the condensed consolidated statement of comprehensive income. Insurance proceeds of $5.8 million received in the first half of 2022 are included in “Cash flows from investing activities” and insurance proceeds related to cleanup costs and business interruption of $20.5 million received in the first half of 2021 are included in “Cash flows from operating activities” in the consolidated statements of cash flows. We believe we have adequate insurance to offset additional costs.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2. NEW ACCOUNTING PRONOUNCEMENT

In March 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to provide relief to companies impacted by reference rate reform. The amended guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The publication of U.S. dollar LIBOR rates for the most common tenors is expected to cease after publication on June 30, 2023. Pursuant to the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) signed into law in the U.S. on March 15, 2022, the Board of Governors of the Federal Reserve System has been directed to enact rules selecting a benchmark replacement rate to automatically replace LIBOR in LIBOR-based contracts that lack adequate fallback provisions upon cessation within 180 days after enactment of the LIBOR Act, or September 11, 2022. The Board of Governors of the Federal Reserve System proposed such rules for public comment on July 19, 2022. As of June 30, 2022, $402.5 million of our variable-rate debt uses LIBOR as a benchmark for establishing the interest rate. In addition, the distribution rates on our 8.50% Series A and 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units are floating rates based on LIBOR, and the distribution rate on our 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units converts from a fixed rate to a floating rate based on LIBOR in December 2022. The FASB’s guidance is effective as of March 12, 2020 through December 31, 2022. We adopted the guidance on a prospective basis. The guidance did not have an impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts modified on or before December 31, 2022.

3. DISPOSITION AND IMPAIRMENT

On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million, plus working capital, which is subject to adjustment. The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We utilized the sales proceeds to reduce debt and thereby improve our debt metrics.

During the first quarter of 2022, we determined the Point Tupper Terminal Operations met the criteria to be classified as held for sale. We compared the carrying value of the Point Tupper Terminal Operations, which included $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in "Impairment loss" on the consolidated statement of comprehensive income. We believe that the sales price of $60.0 million provided a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy. In the second quarter of 2022, we recorded a gain on the sale of $1.6 million, which is presented in “Other income, net” on the consolidated statement of comprehensive income.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2022		2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,336	$(15,443)	$2,694	$(22,019)
Noncurrent portion	504	(46,027)	932	(47,537)
Total	2,840	(61,470)	3,626	(69,556)

Activity:
Additions	2,112	(17,692)	1,898	(19,401)
Transfer to accounts receivable	(2,198)	—	(2,055)	—
Transfer to revenues	(83)	24,841	(250)	25,987
Total	(169)	7,149	(407)	6,586

Balances as of June 30:
Current portion	2,251	(13,555)	2,590	(17,002)
Noncurrent portion	420	(40,766)	629	(45,968)
Total	$2,671	$(54,321)	$3,219	$(62,970)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of June 30, 2022 (in thousands of dollars):

2022 (remaining)	$197,336
2023	307,001
2024	235,285
2025	145,743
2026	99,711
Thereafter	102,152
Total	$1,087,228

Our contractually committed revenue, for purposes of the tabular presentation above, is limited to customer service contracts that have fixed pricing and fixed volume terms and conditions.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$94,010	$82,034	$180,134	$156,622
Refined products and ammonia pipelines	106,555	110,872	209,114	205,512
Total pipeline segment revenues from contracts with customers	200,565	192,906	389,248	362,134

Storage segment:
Throughput terminals	30,929	35,143	57,370	59,937
Storage terminals (excluding lessor revenues)	47,089	73,742	97,808	147,158
Total storage segment revenues from contracts with customers	78,018	108,885	155,178	207,095
Lessor revenues	10,765	10,363	21,526	20,727
Total storage segment revenues	88,783	119,248	176,704	227,822

Fuels marketing segment:
Revenues from contracts with customers	140,809	114,939	274,069	198,794

Consolidation and intersegment eliminations	—	—	(1)	(11)

Total revenues	$430,157	$427,093	$840,020	$788,739

5. DEBT

Revolving Credit Agreement
On January 28, 2022, NuStar Logistics amended and restated its $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement) primarily to: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace LIBOR benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants.

As of June 30, 2022, we had $71.5 million of borrowings outstanding and $923.8 million available for borrowing under the Revolving Credit Agreement. Letters of credit issued under the Revolving Credit Agreement totaled $4.7 million as of June 30, 2022 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a SOFR-based rate. The Revolving Credit Agreement and certain fees under the Receivables Financing Agreement, defined below, are the only debt arrangements with interest rates that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2022, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 4.1%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) cannot exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2022, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender, with a scheduled termination date of January 31, 2025 (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). NuStar Energy provides a performance guarantee in connection with the Securitization Program. Under the Securitization Program, certain of NuStar Energy’s wholly owned subsidiaries sell their accounts receivable to NuStar Finance on an ongoing basis, and NuStar Finance provides the newly acquired accounts receivable as collateral for its revolving borrowings under the Receivables Financing Agreement. NuStar Finance is a separate legal entity and the assets of NuStar Finance, including these accounts receivable, are not available to satisfy the claims of creditors of NuStar Energy, its subsidiaries selling receivables under the Securitization Program or their affiliates. The amount available for borrowing is based on the availability of eligible receivables and other customary factors and conditions. On January 28, 2022, the Receivables Financing Agreement was amended primarily to: (i) extend the scheduled termination date from September 20, 2023 to January 31, 2025; (ii) reduce the floor rate in the calculation of our borrowing rates; and (iii) replace provisions related to the LIBOR rate of interest with references to SOFR rates of interest.

Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement. As of June 30, 2022, the amount of borrowings outstanding under the Receivables Financing Agreement totaled $75.1 million, the weighted-average interest rate related to outstanding borrowings was 3.1% and $139.5 million of our accounts receivable was included in the Securitization Program.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	June 30, 2022	December 31, 2021
	(Thousands of Dollars)
Fair value	$2,926,478	$3,459,153
Carrying amount	$3,085,316	$3,130,625

We have estimated the fair value of our publicly traded notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly traded notes falls in Level 1 of the fair value hierarchy. With regard to our other debt, for which a quoted market price is not available, we have estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy. The carrying amount includes unamortized debt issuance costs.

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $0.9 million and $0.1 million for contingent losses as of June 30, 2022 and December 31, 2021, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements that qualified as cash flow hedges prior to their termination. We reclassify the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
mark-to-market adjustments related to these cash flows hedges that were recorded in “Accumulated other comprehensive loss” (AOCI) into “Interest expense, net” as the underlying forecasted interest payments occur or if the interest payments are probable not to occur. We reclassified losses on cash flow hedges to “Interest expense, net” of $0.6 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and losses of $1.1 million and $2.7 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we expect to reclassify a loss of $2.1 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

8. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Distributions on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December, to holders of record on the first business day of each payment month. The number of Series D Preferred Units issued and outstanding as of June 30, 2022 and December 31, 2021 totaled 23,246,650. The distribution rates on the Series D Preferred Units are as follows: (i) 9.75%, or $57.6 million, per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75%, or $63.4 million, per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75%, or $81.1 million, per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In July 2022, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on September 15, 2022.

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

Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of June 30, 2022	Optional Redemption Date/Date at Which Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

In July 2022, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on September 15, 2022.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Common Limited Partners
We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units. In July 2022, our board of directors declared distributions with respect to our common units for the quarter ended June 30, 2022.

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2022	$0.40	$44,128	August 8, 2022	August 12, 2022
March 31, 2022	$0.40	$44,165	May 9, 2022	May 13, 2022
December 31, 2021	$0.40	$44,008	February 8, 2022	February 14, 2022

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended June 30,
	2022				2021
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of April 1	$(40,932)	$(35,957)	$3,843	$(73,046)	$(41,405)	$(40,802)	$(12,329)	$(94,536)
Other comprehensive income before reclassification adjustments	1,133	—	—	1,133	1,094	—	—	1,094
Sale of Point Tupper Terminal Operations reclassified into net income (Note 3)	39,646	—	—	39,646	—	—	—	—
Net gain on pension costs reclassified into other income, net	—	—	(420)	(420)	—	—	(187)	(187)
Net loss on cash flow hedges reclassified into interest expense, net	—	521	—	521	—	1,335	—	1,335
Other	—	—	(6)	(6)	—	—	2	2
Other comprehensive income (loss)	40,779	521	(426)	40,874	1,094	1,335	(185)	2,244
Balance as of June 30	$(153)	$(35,436)	$3,417	$(32,172)	$(40,311)	$(39,467)	$(12,514)	$(92,292)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30,
	2022				2021
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(41,761)	$(36,486)	$4,269	$(73,978)	$(42,362)	$(42,150)	$(12,144)	$(96,656)
Other comprehensive income before reclassification adjustments	1,962	—	—	1,962	2,051	—	—	2,051
Sale of Point Tupper Terminal Operations reclassified into net income (Note 3)	39,646	—	—	39,646	—	—	—	—
Net gain on pension costs reclassified into other income, net	—	—	(840)	(840)	—	—	(374)	(374)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,050	—	1,050	—	2,683	—	2,683
Other	—	—	(12)	(12)	—	—	4	4
Other comprehensive income (loss)	41,608	1,050	(852)	41,806	2,051	2,683	(370)	4,364
Balance as of June 30	$(153)	$(35,436)	$3,417	$(32,172)	$(40,311)	$(39,467)	$(12,514)	$(92,292)

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

We compute diluted net income (loss) per common unit by dividing net income (loss) attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units may include the Series D Preferred Units.

The Series D Preferred Units contain certain unitholder conversion and redemption features, and we use the if-converted method to calculate the dilutive effect of the conversion or redemption feature that is most advantageous to our Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding was antidilutive for each of the three and six months ended June 30, 2022 and 2021; therefore, we did not include such conversion in the computation of diluted net income (loss) per common unit.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table details the calculation of basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$59,199	$63,383	$71,511	$105,640
Distributions to preferred limited partners	(31,523)	(31,887)	(62,615)	(63,774)
Distributions to common limited partners	(44,128)	(43,814)	(88,293)	(87,648)
Distribution equivalent rights to restricted units	(617)	(586)	(1,250)	(1,184)
Distributions in excess of income	$(17,069)	$(12,904)	$(80,647)	$(46,966)

Distributions to common limited partners	$44,128	$43,814	$88,293	$87,648
Allocation of distributions in excess of income	(17,069)	(12,904)	(80,647)	(46,966)
Series D Preferred Unit accretion	(4,734)	(4,155)	(9,315)	(8,176)
Net income (loss) attributable to common units	$22,325	$26,755	$(1,669)	$32,506

Basic and diluted weighted-average common units outstanding	110,306,641	109,529,658	110,242,201	109,518,004

Basic and diluted net income (loss) per common unit	$0.20	$0.25	$(0.02)	$0.30

11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2022	2021
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(21,262)	$(9,942)
Inventories	1,439	(1,744)
Other current assets	705	(4,752)
Increase (decrease) in current liabilities:
Accounts payable	5,082	3,588
Accrued interest payable	567	(11,686)
Accrued liabilities	(14,448)	(17,222)
Taxes other than income tax	(3,023)	(1,575)
Changes in current assets and current liabilities	$(30,940)	$(43,333)

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•the effect of accrued compensation expense paid with fully vested common unit awards; and
•current assets and current liabilities disposed of during the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash flows related to interest and income taxes were as follows:

	Six Months Ended June 30,
	2022	2021
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$95,112	$114,339
Cash paid for income taxes, net of tax refunds received	$3,646	$5,882

As of June 30, 2022 and December 31, 2021, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	June 30, 2022	December 31, 2021
	(Thousands of Dollars)
Cash and cash equivalents	$4,341	$5,637
Other long-term assets, net	8,804	8,802
Cash, cash equivalents and restricted cash	$13,145	$14,439

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
Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Thousands of Dollars)
Revenues:
Pipeline	$200,565	$192,906	$389,248	$362,134
Storage	88,783	119,248	176,704	227,822
Fuels marketing	140,809	114,939	274,069	198,794
Consolidation and intersegment eliminations	—	—	(1)	(11)
Total revenues	$430,157	$427,093	$840,020	$788,739

Operating income:
Pipeline	$100,953	$96,512	$196,705	$175,891
Storage	31,207	46,185	16,232	88,903
Fuels marketing	6,631	2,298	13,175	5,029
Total segment operating income	138,791	144,995	226,112	269,823
General and administrative expenses	27,909	27,477	54,980	51,969
Other depreciation and amortization expense	1,823	1,913	3,647	3,960
Total operating income	$109,059	$115,605	$167,485	$213,894

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Total assets by reportable segment were as follows:

	June 30, 2022	December 31, 2021
	(Thousands of Dollars)
Pipeline	$3,396,476	$3,441,272
Storage	1,434,840	1,537,037
Fuels marketing	59,334	41,562
Total segment assets	4,890,650	5,019,871
Other partnership assets	134,011	136,461
Total consolidated assets	$5,024,661	$5,156,332

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

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of June 30, 2022, our assets included 9,950 miles of pipeline and 63 terminal and storage facilities, which provided approximately 49 million barrels of storage capacity. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
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

Recent Development
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million, plus working capital, which is subject to adjustment (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a non-cash pre-tax impairment loss of $46.1 million in the first quarter of 2022 and a non-cash gain on the sale of $1.6 million in the second quarter of 2022. We utilized the sales proceeds to reduce debt and thereby improve our debt metrics. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Other Events
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

Trends and Outlook
While 2022 marks the third year of the COVID-19 pandemic in the U.S., we continue to see signs of stabilization and improvement across the U.S. and in NuStar’s footprint. U.S. refined product demand outlook has seen some sustained improvement, as COVID-19 vaccinations have continued to allow more people go about normal day-to-day activities and traveling. However, variants have continued to emerge and have increased COVID-19 case counts, which may further impact the overall demand recovery in 2022.

Since Russia’s military invasion of Ukraine in late February 2022, prices for several commodities produced in those countries, including oil and gas, rose sharply and have been volatile on market concerns about worldwide supply constraints. The long-term impact of the ongoing Russia-Ukraine conflict, along with the lingering impact of COVID-19, on the global and U.S. economy remains uncertain; however, at this time, we do not expect these events to have a significant impact to our operations or financial position.

We expect sustained healthy U.S. shale production growth in 2022 from improving global demand as well as supply constraints from the Russia-Ukraine conflict. Based on the strong volume growth in the first half of 2022 and our producers’ drilling plans for the second half of this year, we expect our Permian system volumes to see healthy overall growth in 2022, compared to 2021 volumes. Prices for motor fuels this year have been, and remain, at higher levels than in previous years and global inflation continues to raise prices for most, if not all, goods and services, which many economists have predicted will increase downward pressure on consumer demand across sectors, which would, in turn, reduce demand for the transportation and storage services we provide. Based on historic performance and current trends, we expect our refined products pipeline systems to continue to perform at or above 100% of our pre-pandemic levels through 2022, due in part to the fact that our systems are located in the mid-continent and Texas where unavailability of alternative modes of transportation makes the demand for motor fuels relatively inelastic, especially in comparison to more densely populated coastal U.S. regions. In addition, we expect our refined product pipeline systems to benefit from the positive revenue impact of our tariff indexation increases effective July 1, which will help us to counterbalance the impact of inflation on our business.

While many terminals in our storage segment are somewhat insulated from demand volatility due to contracted rates for storage and minimum volume commitments, revenue at our St. James facility, where some contract expirations this year are coinciding with the ongoing economic uncertainty and continued crude price backwardation, has been negatively impacted as some customers have declined to renew until market trends improve. Conversely, we expect to benefit in our West Coast region during the second half of 2022 from our recent completion of two more renewable fuel projects there, where we continue to grow our renewable fuels distribution system and increase our share of California’s renewable fuels market.

The lingering impact of the COVID-19 pandemic continues to ripple through the U.S. economy, notably in the form of rising inflation and supply chain issues. The Russia-Ukraine conflict seems to have only amplified inflation and supply chain constraints so far in 2022. The U.S. Federal Reserve has raised interest rates and is expected to implement additional increases in 2022, which will increase the cost of our variable-rate debt. In addition, the distribution rates on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units have converted, or will convert by year-end 2022, from fixed rates to floating rates that increase or decrease with prevailing interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should counterbalance the impact of inflation on our costs. We plan to continue to manage our operations with fiscal discipline and to evaluate our capital expenditures as we remain committed to improving our debt metrics and strengthening our balance sheet. We expect to continue to fund all of our expenses, distribution requirements and capital expenditures for the full-year 2022 using internally generated cash flows.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Change
	2022	2021
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$278,067	$300,788	$(22,721)
Product sales	152,090	126,305	25,785
Total revenues	430,157	427,093	3,064

Costs and expenses:
Costs associated with service revenues	157,188	169,457	(12,269)
Costs associated with product sales	134,178	112,641	21,537
General and administrative expenses	27,909	27,477	432
Other depreciation and amortization expense	1,823	1,913	(90)
Total costs and expenses	321,098	311,488	9,610

Operating income	109,059	115,605	(6,546)
Interest expense, net	(50,941)	(53,780)	2,839
Other income, net	2,012	2,896	(884)
Income before income tax expense	60,130	64,721	(4,591)
Income tax expense	931	1,338	(407)
Net income	$59,199	$63,383	$(4,184)

Basic and diluted net income per common unit	$0.20	$0.25	$(0.05)

Consolidated Overview. Net income decreased $4.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, mainly due to lower operating income from our storage segment, partially offset by higher operating income from our pipeline and fuels marketing segments.

Corporate Items. Interest expense, net, decreased $2.8 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to lower overall debt balances, mainly repaid with proceeds from recent dispositions; this was partially offset by higher interest expense on our variable-rate debt due to higher interest rates in 2022.

Other income, net decreased $0.9 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to foreign exchange rate fluctuations of $1.9 million, partially offset by a gain of $1.6 million on the sale of the Point Tupper Terminal Operations in the second quarter of 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change
	2022	2021
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$543,372	$572,671	$(29,299)
Product sales	296,648	216,068	80,580
Total revenues	840,020	788,739	51,281

Costs and expenses:
Costs associated with service revenues	306,893	325,162	(18,269)
Cost associated with product sales	260,893	193,754	67,139
Impairment loss	46,122	—	46,122
General and administrative expenses	54,980	51,969	3,011
Other depreciation and amortization expense	3,647	3,960	(313)
Total costs and expenses	672,535	574,845	97,690

Operating income	167,485	213,894	(46,409)
Interest expense, net	(100,759)	(108,698)	7,939
Other income, net	5,683	3,294	2,389
Income before income tax expense	72,409	108,490	(36,081)
Income tax expense	898	2,850	(1,952)
Net income	$71,511	$105,640	$(34,129)

Basic and diluted net (loss) income per common unit:	$(0.02)	$0.30	$(0.32)

Consolidated Overview. Net income decreased $34.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to a non-cash pre-tax impairment loss of $46.1 million recorded in the first quarter of 2022 related to our Point Tupper Terminal Operations and lower operating income from our storage segment, excluding the impairment loss. These decreases were partially offset by higher operating income from our pipeline and fuels marketing segments and a decrease in interest expense of $7.9 million.

Corporate Items. General and administrative expenses increased $3.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to higher compensation costs.

Interest expense, net, decreased $7.9 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower overall debt balances, mainly repaid with proceeds from recent dispositions; this was partially offset by higher interest expense on our variable-rate debt due to higher interest rates in 2022.

Other income, net increased $2.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to a gain of $1.6 million on the sale of the Point Tupper Terminal Operations in the second quarter of 2022.

Pipeline Segment
As of June 30, 2022, our pipeline assets consist of 9,950 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 3,205 miles of refined product pipelines and 2,245 miles of crude oil pipelines. In addition, our Central East System includes 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Change
	2022	2021
Pipeline Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,220,758	1,244,215	(23,457)
Refined products and ammonia pipelines throughput (barrels/day)	582,182	606,973	(24,791)
Total throughput (barrels/day)	1,802,940	1,851,188	(48,248)

Throughput and other revenues	$200,565	$192,906	$7,659
Operating expenses	55,170	51,404	3,766
Depreciation and amortization expense	44,442	44,990	(548)
Segment operating income	$100,953	$96,512	$4,441

Pipeline segment revenues increased $7.7 million, despite a decrease in throughputs of 48,248 barrels per day for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Our Permian Crude System contributed favorably to both revenues and throughputs, with an increase in throughputs of 69,670 barrels per day, resulting from higher production demand, and an increase in revenues of $13.5 million. The increase in revenues was consistent with the increase in throughputs and included a $4.4 million adjustment to deferred revenue in the second quarter of 2022 resulting from higher expected tariff revenue on certain incentive pricing contracts and an increase of $2.4 million due to higher commodity prices on PLA volumes sold. However, revenues and throughputs decreased mainly due to the following:
•a decrease in revenues of $5.8 million and a decrease in throughputs of 21,983 barrels per day on our East and North pipelines combined. The decrease in throughputs was mainly due to operational issues at our customers’ refineries, while the decrease in revenues included a decrease of $2.5 million due to a decline in PLA volumes sold in the second quarter of 2022, compared to the second quarter of 2021;
•a decrease in throughputs of 80,666 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to unfavorable market conditions, and a decrease in revenues of $0.8 million as minimum volume commitments kept revenues comparable to the same period last year; and
•a decrease in revenues of $0.8 million and a decrease in throughputs of 24,381 barrels per day on our McKee System pipelines, mainly due to operational issues at a customer’s refinery. Revenues remained relatively flat compared to the decrease in throughputs due to more volumes delivered on higher average tariff pipelines.

Operating expenses increased $3.8 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to higher maintenance and regulatory expenses of $2.2 million, mainly on our Corpus Christi Crude Pipeline System, and higher power costs of $1.7 million, primarily on our Permian Crude System.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change
	2022	2021
Pipeline Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Crude oil pipelines throughput (barrels/day)	1,264,678	1,173,166	91,512
Refined products and ammonia pipelines throughput (barrels/day)	572,767	558,121	14,646
Total throughput (barrels/day)	1,837,445	1,731,287	106,158

Throughput and other revenues	$389,248	$362,134	$27,114
Operating expenses	103,273	96,459	6,814
Depreciation and amortization expense	89,270	89,784	(514)
Segment operating income	$196,705	$175,891	$20,814

Pipeline segment revenues increased $27.1 million and throughputs increased 106,158 barrels per day for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Results for the first quarter of 2021 were negatively affected by Winter Storm Uri, which brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, as well as the lingering effects of COVID-19 restrictions. However, by the second quarter of 2021, demand had largely recovered to pre-pandemic levels. Revenues and throughputs primarily increased due to the following:
•an increase in revenues of $26.8 million and an increase in throughputs of 94,029 barrels per day on our Permian Crude System, mainly due to the negative impacts on the first quarter of 2021 described above; the increase in revenues was consistent with the increase in throughputs and included an increase of $7.3 million due to higher prices on PLA volumes sold in the first half of 2022, compared to the first half of 2021 and a $4.4 million adjustment to deferred revenue in the second quarter of 2022 resulting from higher expected tariff revenue on certain incentive pricing contracts;
•an increase in revenues of $2.1 million and an increase in throughputs of 10,769 barrels per day on our Three Rivers System, mainly due to an increase in demand on our Nuevo Laredo and San Antonio pipelines in 2022 and the negative impacts on the first quarter of 2021 described above;
•an increase in revenues of $1.1 million and an increase in throughputs of 5,683 barrels per day on our Houston Pipeline, primarily due to a new contract with a customer that began at the end of March 2021; and
•an increase in revenues of $0.7 million on our McKee System pipelines due to more volumes delivered on higher tariff pipelines, despite decreased throughputs of 5,208 barrels per day resulting from operational issues at a customer’s refinery in the first half of 2022, which had an even greater negative impact than the first quarter of 2021 impacts described above.

These increases were partially offset by a decrease in revenues of $2.9 million and a decrease in throughputs of 4,830 barrels per day on our North and East pipelines combined. The decrease in throughputs was mainly due to operational issues at our customers’ refineries, while the decrease in revenues included a decrease of $2.0 million due to a decline in PLA volumes sold. In addition, revenue on the Ardmore System decreased $1.1 million, despite higher throughputs of 13,086 barrels per day, mainly due to the expiration of a customer contract at the end of the first quarter of 2021; throughputs were higher in 2022 due to the negative impacts in the first quarter of 2021 described above.

Operating expenses increased $6.8 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to an increase in power costs of $4.2 million, primarily on our Permian Crude System and various refined product pipelines, and an increase in maintenance and regulatory expenses of $2.8 million, mainly on our Corpus Christi Crude Pipeline System and our Ammonia Pipeline.

Storage Segment
Our storage segment is comprised of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of June 30, 2022, we owned and operated 29 terminal and storage facilities in the U.S. and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Point Tupper Terminal Disposition. In the first quarter of 2022, we recorded a non-cash pre-tax impairment loss of $46.1 million related to our Point Tupper Terminal Operations, which were sold on April 29, 2022, and we recorded a non-cash gain on the sale of $1.6 million in the second quarter of 2022, which is included in “Other income” in the condensed consolidated statement of comprehensive income.

Selby Terminal Fire. We recognized a gain from business interruption insurance of $4.0 million for the six months ended June 30, 2021, which is included in “Operating expenses” in the condensed consolidated statement of comprehensive income and relates to a fire in October 2019 at our terminal facility in Selby, California.

Eastern U.S. Terminals Disposition. On October 8, 2021, we completed the sale of nine U.S. terminal and storage facilities, including all our North East Terminals and one terminal in Florida to Sunoco LP for $250.0 million in cash. The terminals had an aggregate storage capacity of 14.8 million barrels and were included in the storage segment.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Change
	2022	2021
Storage Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	396,262	385,790	10,472

Throughput terminal revenues	$30,929	$35,143	$(4,214)
Storage terminal revenues	57,854	84,105	(26,251)
Total revenues	88,783	119,248	(30,465)
Operating expenses	39,778	49,089	(9,311)
Depreciation and amortization expense	17,798	23,974	(6,176)
Segment operating income	$31,207	$46,185	$(14,978)

Throughput terminal revenues decreased $4.2 million and throughputs increased 10,472 barrels per day for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to a decrease in revenues of $4.1 million and an increase in throughputs of 21,163 barrels per day at our Corpus Christi North Beach terminal. Revenues at the terminal were lower due to the timing of recognizing minimum volume commitment settlements with customers, and throughputs increased as a result of higher volumes moved over our docks in the second quarter of 2022.

Storage terminal revenues decreased $26.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the following:
•an aggregate decrease in revenues of $25.0 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022; and
•a decrease in revenues of $2.5 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market.

Operating expenses decreased $9.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an aggregate decrease in operating expenses of $15.0 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022. This decrease was partially offset by increases in reimbursable tank cleaning expenses of $2.4 million and maintenance and regulatory expenses of $0.9 million, both mainly at our St. James terminal, and an increase in compensation expense of $1.0 million, across various terminals.

Depreciation and amortization expense decreased $6.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, mainly due to the Eastern U.S. Terminals Disposition in October 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change
	2022	2021
Storage Segment:	(Thousands of Dollars, Except Barrels/Day Information)
Throughput (barrels/day)	396,034	393,006	3,028

Throughput terminal revenues	$57,370	$59,937	$(2,567)
Storage terminal revenues	119,334	167,885	(48,551)
Total revenues	176,704	227,822	(51,118)
Operating expenses	78,077	91,321	(13,244)
Depreciation and amortization expense	36,273	47,598	(11,325)
Impairment loss	46,122	—	46,122
Segment operating income	$16,232	$88,903	$(72,671)

Throughput terminal revenues decreased $2.6 million and throughputs increased 3,028 barrels per day for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to a decrease in revenues of $2.7 million and an increase in throughputs of 9,709 barrels per day at our Corpus Christi North Beach terminal. Revenues at the terminal were lower due to the timing of recognizing minimum volume commitment settlements with customers, and throughputs increased as a result of higher volumes moved over our docks in the first half of 2022.

Storage terminal revenues decreased $48.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the following:
•an aggregate decrease in revenues of $42.5 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022; and
•a decrease in revenues of $8.0 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market.

Operating expenses decreased $13.2 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an aggregate decrease in operating expenses of $23.9 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022. This decrease was partially offset by an increase in reimbursable expenses of $1.8 million, mainly at our St. James terminal, an increase in maintenance and regulatory expenses of $1.7 million across various terminals and a $4.0 million recovery in the first quarter of 2021 for business interruption insurance related to the Selby terminal.

Depreciation and amortization expense decreased $11.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to the Eastern U.S. Terminals Disposition in October 2021.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Change
	2022	2021
Fuels Marketing Segment:	(Thousands of Dollars)
Product sales	$140,809	$114,939	$25,870
Cost of goods	133,741	112,063	21,678
Gross margin	7,068	2,876	4,192
Operating expenses	437	578	(141)
Segment operating income	$6,631	$2,298	$4,333

Segment operating income increased $4.3 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, mainly due to an increase in gross margins driven by higher fuel prices on bunker sales.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Change
	2022	2021
Fuels Marketing Segment:	(Thousands of Dollars)
Product sales	$274,069	$198,794	$75,275
Cost of goods	259,864	194,466	65,398
Gross margin	14,205	4,328	9,877
Operating expenses	1,030	(701)	1,731
Segment operating income	$13,175	$5,029	$8,146

Segment operating income increased $8.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to an increase in gross margins of $7.7 million driven by higher fuel prices on bunker sales. We received a credit loss recovery of $1.7 million in the first quarter of 2021, which is included in “Operating expenses.”

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

In the first half of 2022, we continued to prioritize liquidity by extending the maturity on our $1.0 billion revolving credit agreement to April 27, 2025, extending the scheduled termination date on our $100.0 million receivables financing agreement to January 31, 2025 and selling our Point Tupper terminal. For the full-year 2022, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows as we did for 2021.

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

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Six Months Ended June 30,
	2022	2021
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$222,287	$214,237
Investing activities	(14,805)	(92,235)
Financing activities	(209,539)	(252,853)
Effect of foreign exchange rate changes on cash	763	727
Net decrease in cash, cash equivalents and restricted cash	$(1,294)	$(130,124)

Net cash provided by operating activities increased $8.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to changes in working capital as lower net income in the first half of 2022 was driven by a non-cash impairment loss.

Our working capital increased $30.9 million for the six months ended June 30, 2022, compared to an increase of $43.3 million for the six months ended June 30, 2021. Working capital requirements are mainly affected by our accounts receivable and accounts payables balances, which vary depending on the timing of payments. Cash flows from operating activities for the six months ended June 30, 2021 include $20.5 million related to cleanup costs and business interruption for the 2019 Selby terminal fire. Additionally, the timing of payments related to accrued interest payable changed due to the repayment of senior notes in February and November 2021.

Net cash used in investing activities decreased by $77.4 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to proceeds from asset sales of $59.5 million, a decrease in capital expenditures of $15.8 million and insurance recoveries of $5.8 million received in the first half of 2022.

Net cash used in financing activities decreased $43.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, mainly due to a decrease in net debt repayments. For the six months ended June 30, 2022, we had net debt repayments of $47.7 million, compared to $97.8 million in net debt repayments for the six months ended June 30, 2021.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
On January 28, 2022, we amended and restated our unsecured $1.0 billion revolving credit agreement (the Revolving Credit Agreement) primarily to: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace LIBOR benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) cannot exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2022, our consolidated debt coverage ratio was 3.93x and our consolidated interest coverage ratio was 2.14x. As of June 30, 2022, we had $923.8 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $4.7 million as of June 30, 2022 and limit the amount we can borrow under the Revolving Credit Agreement.
Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of June 30, 2022, $139.5 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $75.1 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

On January 28, 2022, the Receivables Financing Agreement was amended primarily to: (i) extend the scheduled termination date from September 20, 2023 to January 31, 2025; (ii) reduce the floor rate in the calculation of our borrowing rates; and (iii) replace provisions related to the LIBOR rate of interest with references to SOFR rates of interest. Following the amendment, borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement.
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
Asset Sale
We utilized the proceeds from the sale of our Point Tupper terminal on April 29, 2022 to reduce debt and thereby improve our debt metrics.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2022	$58,020	$13,405	$71,425
2021	$69,762	$17,432	$87,194

Expected for the year ended December 31, 2022	$115,000 - 145,000	$35,000 - 45,000

Strategic capital expenditures for the six months ended June 30, 2022 and 2021 mainly consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, as well as our West Coast bio-fuels terminal projects. Reliability capital expenditures for the six months ended June 30, 2022 and 2021 primarily related to maintenance upgrade projects at our terminals.

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

Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of June 30, 2022	Optional Redemption Date/Date at Which Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

The distribution rates on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are as follows: (i) 9.75%, or $57.6 million, per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75%, or $63.4 million, per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75%, or $81.1 million, per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units issued and outstanding as of June 30, 2022 and December 31, 2021 totaled 23,246,650. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In July 2022, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on September 15, 2022.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. In July 2022, our board of directors declared distributions with respect to our common units for the quarter ended June 30, 2022. The following table summarizes information about quarterly cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2022	$0.40	$44,128	August 8, 2022	August 12, 2022
March 31, 2022	$0.40	$44,165	May 9, 2022	May 13, 2022
December 31, 2021	$0.40	$44,008	February 8, 2022	February 14, 2022

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of June 30, 2022
				(Thousands of Dollars)
Receivables Financing Agreement, 3.1% as of June 30, 2022	January 31, 2025			$75,100
Revolving Credit Agreement, 4.1% as of June 30, 2022	April 27, 2025			$71,500
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated Notes, 7.8% as of June 30, 2022	January 15, 2043			$402,500

We believe that, as of June 30, 2022, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

The following tables present summarized combined income statement and balance sheet information for NuStar Energy, NuStar Logistics and NuPOP (collectively, the Guarantor Issuer Group). Intercompany items among the Guarantor Issuer Group have been eliminated in the summarized combined financial information below, as well as intercompany balances and activity for the Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries.

	June 30, 2022	December 31, 2021
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$32,627	$33,645
Long-term assets	$2,742,500	$2,791,481
Current liabilities (a)	$120,748	$119,841
Long-term liabilities, including long-term debt	$3,122,714	$3,162,351
Series D preferred limited partners interests	$625,751	$616,439
(a)Excludes $1,037.3 million and $1,004.5 million of net intercompany payables as of June 30, 2022 and December 31, 2021, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

		Six Months Ended June 30, 2022
		(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues		$403,858
Operating income		$133,208
Interest expense, net		$(100,862)
Net income		$34,318

Long-term assets for the non-guarantor subsidiaries totaled $2,086.9 million and $2,180.3 million as of June 30, 2022 and December 31, 2021, respectively. Revenue and net income for the non-guarantor subsidiaries totaled $436.2 million and $37.2 million, respectively, for the six months ended June 30, 2022.

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

Environmental, Health and Safety
Our operations are subject to extensive international, federal, state and local environmental laws and regulations, in the U.S. and in Mexico, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels, climate change and greenhouse gases. Our operations are also subject to extensive health, safety and security laws and regulations, including those relating to worker and pipeline safety, pipeline and storage tank integrity and operations security. Because more stringent environmental and safety laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental, health and safety matters is expected to increase in the future.

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
Debt
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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	June 30, 2022
	Expected Maturity Dates
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,394,093
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$—	$—	$146,600	$—	$402,500	$549,100	$532,385
Weighted-average rate	—	—	—	3.6%	—	7.8%	6.7%	—

	December 31, 2021
	Expected Maturity Dates
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,858,794
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$194,300	$—	$—	$—	$402,500	$596,800	$600,359
Weighted-average rate	—	2.5%	—	—	—	6.9%	5.4%	—

Series A, B and C Preferred Units
Distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on our Series A and B Preferred Units converted to a floating rate of the applicable LIBOR plus a spread on December 15, 2021 and June 15, 2022, respectively, and the distribution rate on our Series C Preferred Units converts from a fixed rate to a floating rate of the applicable LIBOR plus a spread on December 15, 2022. Based upon the 9,060,000 Series A Preferred Units and 15,400,000 Series B Preferred Units outstanding at June 30, 2022 and the $25.00 liquidation preference per unit, a change of 100 basis points, or 1.0%, in interest rates would increase or decrease the annual distributions on our Series A and B Preferred Units by an aggregate amount of $6.1 million. Please see Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2022.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description

10.01
Form of 2022 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.03 to NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2022 (File No. 001-16417))

22.01
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
August 5, 2022

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 5, 2022

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 5, 2022