Form 10-Q
period 2022-09-30
NuStar Energy L.P.
filed 2022-11-08
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
78257
(Zip Code)
Registrant’s telephone number, including area code (210) 918-2000
 _______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units	NS	New York Stock Exchange
8.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NSprA	New York Stock Exchange
7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NSprB	New York Stock Exchange
9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units	NSprC	New York Stock Exchange
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

The number of common units outstanding as of October 31, 2022 was 110,313,685.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,544	$5,637
Accounts receivable	138,874	135,126
Inventories	15,249	16,644
Prepaid and other current assets	27,885	27,135
Total current assets	189,552	184,542
Property, plant and equipment, at cost	5,703,532	5,728,848
Accumulated depreciation and amortization	(2,277,490)	(2,187,206)
Property, plant and equipment, net	3,426,042	3,541,642
Intangible assets, net	524,467	557,785
Goodwill	732,356	732,356
Other long-term assets, net	130,563	140,007
Total assets	$5,002,980	$5,156,332

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$80,805	$82,446
Current portion of finance leases	4,297	3,848
Accrued interest payable	74,410	34,139
Accrued liabilities	60,692	79,818
Taxes other than income tax	16,424	14,475
Total current liabilities	236,628	214,726
Long-term debt, less current portion of finance leases	3,068,055	3,183,555
Deferred income tax liability	2,845	11,831
Other long-term liabilities	139,369	147,956
Total liabilities	3,446,897	3,558,068

Commitments and contingencies (Note 6)

Series D preferred limited partners (23,246,650 preferred units outstanding as of September 30, 2022 and December 31, 2021) (Note 8)	630,641	616,439

Partners’ equity (Note 9):
Preferred limited partners
Series A (9,060,000 units outstanding as of September 30, 2022 and December 31, 2021)	218,307	218,307
Series B (15,400,000 units outstanding as of September 30, 2022 and December 31, 2021)	371,476	371,476
Series C (6,900,000 units outstanding as of September 30, 2022 and December 31, 2021)	166,518	166,518
Common limited partners (110,313,685 and 109,986,273 common units outstanding as of September 30, 2022 and December 31, 2021, respectively)	201,200	299,502
Accumulated other comprehensive loss	(32,059)	(73,978)
Total partners’ equity	925,442	981,825
Total liabilities, mezzanine equity and partners’ equity	$5,002,980	$5,156,332
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Service revenues	$277,380	$296,473	$820,752	$869,144
Product sales	135,863	115,872	432,511	331,940
Total revenues	413,243	412,345	1,253,263	1,201,084

Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	91,286	100,143	272,636	287,923
Depreciation and amortization expense	63,140	66,126	188,683	203,508
Total costs associated with service revenues	154,426	166,269	461,319	491,431
Costs associated with product sales	117,324	107,047	378,217	300,801
Goodwill impairment loss	—	34,060	—	34,060
Other impairment losses	—	154,908	46,122	154,908
General and administrative expenses (excluding depreciation and amortization expense)	27,676	27,365	82,656	79,334
Other depreciation and amortization expense	1,935	1,881	5,582	5,841
Total costs and expenses	301,361	491,530	973,896	1,066,375

Operating income (loss)	111,882	(79,185)	279,367	134,709
Interest expense, net	(52,294)	(53,513)	(153,053)	(162,211)
Other income, net	1,475	8,450	7,158	11,744
Income (loss) before income tax expense	61,063	(124,248)	133,472	(15,758)
Income tax expense	1,430	685	2,328	3,535
Net income (loss)	$59,633	$(124,933)	$131,144	$(19,293)

Basic and diluted net income (loss) per common unit (Note 10)	$0.20	$(1.48)	$0.18	$(1.18)
Basic and diluted weighted-average common units outstanding	110,310,921	109,532,381	110,265,359	109,522,849

Comprehensive income (loss)	$59,746	$(125,459)	$173,063	$(15,455)
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$131,144	$(19,293)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	194,265	209,349
Amortization of unit-based compensation	9,861	10,463
Amortization of debt related items	7,663	9,021
Gain from insurance recoveries	(625)	(9,372)
Goodwill impairment loss	—	34,060
Other impairment losses	46,122	154,908
Changes in current assets and current liabilities (Note 11)	32,839	15,678
(Increase) decrease in other long-term assets	(2,332)	8,183
Increase (decrease) in other long-term liabilities	525	(5,574)
Other, net	(5,684)	(324)
Net cash provided by operating activities	413,778	407,099

Cash flows from investing activities:
Capital expenditures	(111,437)	(130,966)
Change in accounts payable related to capital expenditures	(9,716)	(5,464)
Proceeds from insurance recoveries	5,805	9,372
Proceeds from sale or disposition of assets	59,643	339
Net cash used in investing activities	(55,705)	(126,719)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	588,100	649,000
Long-term debt repayments	(706,000)	(843,400)
Distributions to preferred unitholders	(94,493)	(95,663)
Distributions to common unitholders	(132,288)	(131,436)
Other, net	(12,207)	(4,740)
Net cash used in financing activities	(356,888)	(426,239)

Effect of foreign exchange rate changes on cash	750	183
Net increase (decrease) in cash, cash equivalents and restricted cash	1,935	(145,676)
Cash, cash equivalents and restricted cash as of the beginning of the period	14,439	162,426
Cash, cash equivalents and restricted cash as of the end of the period	$16,374	$16,750
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended September 30, 2022 and 2021
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of July 1, 2022	$756,301	$220,511	$(32,172)	$944,640	$625,751	$1,570,391
Net income	16,608	27,170	—	43,778	15,855	59,633
Other comprehensive income	—	—	113	113	—	113
Distributions to partners:
Series A, B and C preferred	(16,608)	—	—	(16,608)	—	(16,608)
Common ($0.40 per unit)	—	(44,124)	—	(44,124)	—	(44,124)
Series D preferred	—	—	—	—	(15,855)	(15,855)
Unit-based compensation	—	2,542	—	2,542	—	2,542
Series D preferred unit accretion	—	(4,890)	—	(4,890)	4,890	—
Other	—	(9)	—	(9)	—	(9)
Balance as of September 30, 2022	$756,301	$201,200	$(32,059)	$925,442	$630,641	$1,556,083

Balance as of July 1, 2021	$756,301	$523,711	$(92,292)	$1,187,720	$607,718	$1,795,438
Net income (loss)	16,034	(156,822)	—	(140,788)	15,855	(124,933)
Other comprehensive loss	—	—	(526)	(526)	—	(526)
Distributions to partners:
Series A, B and C preferred	(16,034)	—	—	(16,034)	—	(16,034)
Common ($0.40 per unit)	—	(43,813)	—	(43,813)	—	(43,813)
Series D preferred	—	—	—	—	(15,855)	(15,855)
Unit-based compensation	—	2,721	—	2,721	—	2,721
Series D Preferred Unit accretion	—	(4,292)	—	(4,292)	4,292	—
Balance as of September 30, 2021	$756,301	$321,505	$(92,818)	$984,988	$612,010	$1,596,998
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Nine Months Ended September 30, 2022 and 2021
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 9)	Series D Preferred Limited Partners (Note 8)	Total
Balance as of January 1, 2022	$756,301	$299,502	$(73,978)	$981,825	$616,439	$1,598,264
Net income	47,515	36,066	—	83,581	47,563	131,144
Other comprehensive income	—	—	41,919	41,919	—	41,919
Distributions to partners:
Series A, B and C preferred	(47,515)	—	—	(47,515)	—	(47,515)
Common ($1.20 per unit)	—	(132,288)	—	(132,288)	—	(132,288)
Series D preferred	—	—	—	—	(47,563)	(47,563)
Unit-based compensation	—	12,133	—	12,133	—	12,133
Series D preferred unit accretion	—	(14,205)	—	(14,205)	14,205	—
Other	—	(8)	—	(8)	(3)	(11)
Balance as of September 30, 2022	$756,301	$201,200	$(32,059)	$925,442	$630,641	$1,556,083

Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income (loss)	48,100	(114,956)	—	(66,856)	47,563	(19,293)
Other comprehensive income	—	—	3,838	3,838	—	3,838
Distributions to partners:
Series A, B and C preferred	(48,100)	—	—	(48,100)	—	(48,100)
Common ($1.20 per unit)	—	(131,436)	—	(131,436)	—	(131,436)
Series D preferred	—	—	—	—	(47,563)	(47,563)
Unit-based compensation	—	8,051	—	8,051	—	8,051
Series D Preferred Unit accretion	—	(12,468)	—	(12,468)	12,468	—
Balance as of September 30, 2021	$756,301	$321,505	$(92,818)	$984,988	$612,010	$1,596,998
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

Recent Development
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). Please refer to Note 3 for more information.

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

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. We received insurance proceeds of $5.8 million and $28.5 million for the nine months ended September 30, 2022 and 2021, respectively. We recorded a gain from business interruption insurance of $4.0 million for the nine months ended September 30, 2021, which is included in “Operating expenses” in the condensed consolidated statements of comprehensive income (loss). We believe we have adequate insurance to offset additional costs.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation.

2. NEW ACCOUNTING PRONOUNCEMENT

In March 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to provide relief to companies impacted by reference rate reform, which is the transition away from LIBOR as its publication is expected to cease after June 30, 2023. The amended guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective as of March 12, 2020 through December 31, 2022, and, in October 2022, the FASB affirmed a decision to extend the relief through December 31, 2024. We adopted the guidance on a prospective basis on the effective date, and it did not have an impact on our financial position, results of operations or disclosures at transition. We will continue to evaluate the impact on contracts modified on or before December 31, 2022 or the extension date prescribed by the FASB, whichever is later.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pursuant to the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) signed into law in the U.S. on March 15, 2022, the Board of Governors of the Federal Reserve System has been directed to enact rules selecting a benchmark replacement rate to automatically replace LIBOR in LIBOR-based contracts that lack adequate fallback provisions upon cessation. The proposed benchmark replacement rate has not been finalized. As of September 30, 2022, $402.5 million of our variable-rate debt uses LIBOR as a benchmark for establishing the interest rate. In addition, the distribution rates on our 8.50% Series A and 7.625% Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units are floating rates based on LIBOR, and the distribution rate on our 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units converts from a fixed rate to a floating rate based on LIBOR in December 2022.

3. DISPOSITIONS AND IMPAIRMENTS

Point Tupper Terminal Disposition
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million. The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We utilized the sales proceeds to reduce debt and thereby improve our debt metrics.

During the first quarter of 2022, we determined the Point Tupper Terminal Operations met the criteria to be classified as held for sale. We compared the carrying value of the Point Tupper Terminal Operations, which included $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in "Other impairment losses" on the condensed consolidated statements of comprehensive income (loss). We believe that the sales price of $60.0 million provided a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy. In the second quarter of 2022, we recorded a gain on the sale of $1.6 million, which is presented in “Other income, net” on the condensed consolidated statements of comprehensive income (loss).

Eastern U.S. Terminals Disposition
On August 1, 2021, we entered into an agreement (the Purchase Agreement) to sell the Eastern U.S. Terminal Operations to Sunoco LP for $250.0 million. The Eastern U.S. Terminal Operations included terminals in the following locations; Jacksonville, Florida; Andrews Air Force Base, Maryland; Baltimore, Maryland; Piney Point, Maryland; Virginia Beach, Virginia; Paulsboro, New Jersey; and Blue Island, Illinois, as well as both Linden, New Jersey terminals. The Eastern U.S. Terminal Operations had an aggregate storage capacity of 14.8 million barrels and were included in the storage segment. We determined these assets were no longer synergistic with our core assets. The Eastern U.S. Terminal Operations did not qualify for reporting as discontinued operations, as the sale did not represent a strategic shift that would have a major effect on our operations or financial results. We closed the sale on October 8, 2021 and used the proceeds from the sale to reduce debt and thereby improve our debt metrics.

The Eastern U.S. Terminal Operations met the criteria to be classified as held for sale upon our entrance into the Purchase Agreement during the third quarter of 2021. At that time, we allocated goodwill of $34.1 million to the Eastern U.S. Terminal Operations based on its fair value relative to the terminals reporting unit, with which it had been fully integrated. We tested the allocated goodwill for impairment by comparing the fair value of the Eastern U.S. Terminal Operations to its carrying value. The results of our goodwill impairment test indicated that the carrying value of the Eastern U.S. Terminal Operations exceeded its fair value, and we recognized a related goodwill impairment charge of $34.1 million in the third quarter of 2021 to reduce the allocated goodwill to $0. The goodwill impairment loss is reported in “Goodwill impairment loss” on the condensed consolidated statements of comprehensive income (loss). We believe that the sales price of $250.0 million provided a reasonable indication of the fair value of the Eastern U.S. Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy.

We compared the remaining carrying value of the Eastern U.S. Terminal Operations, after its goodwill impairment, to its fair value less costs to sell. We recognized an asset impairment loss of $95.7 million in the third quarter of 2021, which is reported in “Other impairment losses” on the condensed consolidated statements of comprehensive income (loss). The asset impairment loss included $23.9 million related to intangible assets representing customer contracts and relationships.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Houston Pipeline Impairment
In the third quarter of 2021, we recorded a long-lived asset impairment charge of $59.2 million within our pipeline segment related to our refined product pipeline extending from Mt. Belvieu, Texas to Corpus Christi, Texas (the Houston Pipeline). During the third quarter of 2021, we identified an indication of impairment related to the southern section of the Houston Pipeline, specifically that its physical condition would require significant investment in order to pursue commercial opportunities. Consequently, we separated the pipeline into two distinct assets: the northern and southern sections. Our estimate of the undiscounted cash flows associated with the southern section indicated it was not recoverable. Due to the factors described above, we determined the carrying value of the southern section exceeded its fair value, and reduced its carrying value to $0. We recorded the asset impairment charge in “Other impairment losses” on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021. We determined that the northern portion of the pipeline was not impaired.

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2022		2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,336	$(15,443)	$2,694	$(22,019)
Noncurrent portion	504	(46,027)	932	(47,537)
Total	2,840	(61,470)	3,626	(69,556)

Activity:
Additions	3,806	(32,895)	1,924	(29,874)
Transfer to accounts receivable	(4,224)	—	(3,907)	—
Transfer to revenues	(83)	38,158	(375)	37,159
Total	(501)	5,263	(2,358)	7,285

Balances as of September 30:
Current portion	1,977	(14,327)	486	(15,194)
Noncurrent portion	362	(41,880)	585	(46,056)
Held for sale	—	—	197	(1,021)
Total	$2,339	$(56,207)	$1,268	$(62,271)

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of September 30, 2022 (in thousands of dollars):

2022 (remaining)	$100,360
2023	330,534
2024	234,335
2025	147,234
2026	100,218
Thereafter	103,036
Total	$1,015,717

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Our contractually committed revenue, for purposes of the tabular presentation above, is limited to customer service contracts that have fixed pricing and fixed volume terms and conditions.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$101,865	$86,140	$281,999	$242,762
Refined products and ammonia pipelines	107,143	110,067	316,257	315,579
Total pipeline segment revenues from contracts with customers	209,008	196,207	598,256	558,341

Storage segment:
Throughput terminals	26,933	30,771	84,303	90,708
Storage terminals (excluding lessor revenues)	40,694	67,008	138,502	214,166
Total storage segment revenues from contracts with customers	67,627	97,779	222,805	304,874
Lessor revenues	10,765	10,363	32,291	31,090
Total storage segment revenues	78,392	108,142	255,096	335,964

Fuels marketing segment:
Revenues from contracts with customers	125,843	107,996	399,912	306,790

Consolidation and intersegment eliminations	—	—	(1)	(11)

Total revenues	$413,243	$412,345	$1,253,263	$1,201,084

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

As of September 30, 2022, we had $2.0 million of borrowings outstanding and $993.3 million available for borrowing under the Revolving Credit Agreement. Letters of credit issued under the Revolving Credit Agreement totaled $4.7 million as of September 30, 2022 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a SOFR-based rate. The Revolving Credit Agreement and certain fees under the Receivables Financing Agreement, defined below, are the only debt arrangements with interest rates that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2022, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 7.8%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Credit Agreement) cannot exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2022, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

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

Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement. As of September 30, 2022, the amount of borrowings outstanding under the Receivables Financing Agreement totaled $74.4 million, the interest rate related to outstanding borrowings was 4.7% and $123.4 million of our accounts receivable was included in the Securitization Program.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	September 30, 2022	December 31, 2021
	(Thousands of Dollars)
Fair value	$2,825,140	$3,459,153
Carrying amount	$3,016,436	$3,130,625

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

6. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $1.2 million and $0.1 million for contingent losses as of September 30, 2022 and December 31, 2021, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

We were a party to certain interest rate swap agreements to manage our exposure to changes in interest rates, which included forward-starting interest rate swap agreements that qualified as cash flow hedges prior to their termination. We reclassify the mark-to-market adjustments related to these cash flows hedges that were recorded in “Accumulated other comprehensive loss” (AOCI) into “Interest expense, net” as the underlying forecasted interest payments occur or if the interest payments are probable not to occur. We reclassified losses on cash flow hedges to “Interest expense, net” of $0.5 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively, and losses of $1.6 million and $4.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we expect to reclassify a loss of $2.3 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

8. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Distributions on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December, to holders of record on the first business day of each payment month. The number of Series D Preferred Units issued and outstanding as of September 30, 2022 and December 31, 2021 totaled 23,246,650. The distribution rates on the Series D Preferred Units are as follows: (i) 9.75%, or $57.6 million, per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75%, or $63.4 million, per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75%, or $81.1 million, per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In October 2022, our board of directors declared distributions of $0.682 per Series D Preferred Unit to be paid on December 15, 2022.

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

Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of September 30, 2022	Optional Redemption Date/Date When Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

In October 2022, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on December 15, 2022.

Common Limited Partners
We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units. In October 2022, our board of directors declared distributions with respect to our common units for the quarter ended September 30, 2022.

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2022	$0.40	$44,125	November 7, 2022	November 14, 2022
June 30, 2022	$0.40	$44,128	August 8, 2022	August 12, 2022
March 31, 2022	$0.40	$44,165	May 9, 2022	May 13, 2022
December 31, 2021	$0.40	$44,008	February 8, 2022	February 14, 2022

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended September 30,
	2022				2021
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of July 1	$(153)	$(35,436)	$3,417	$(32,172)	$(40,311)	$(39,467)	$(12,514)	$(92,292)
Other comprehensive income (loss) before reclassification adjustments	15	—	—	15	(1,684)	—	—	(1,684)
Net gain on pension costs reclassified into other income, net	—	—	(422)	(422)	—	—	(187)	(187)
Net loss on cash flow hedges reclassified into interest expense, net	—	525	—	525	—	1,343	—	1,343
Other	—	—	(5)	(5)	—	—	2	2
Other comprehensive income (loss)	15	525	(427)	113	(1,684)	1,343	(185)	(526)
Balance as of September 30	$(138)	$(34,911)	$2,990	$(32,059)	$(41,995)	$(38,124)	$(12,699)	$(92,818)

	Nine Months Ended September 30,
	2022				2021
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$(41,761)	$(36,486)	$4,269	$(73,978)	$(42,362)	$(42,150)	$(12,144)	$(96,656)
Other comprehensive income before reclassification adjustments	1,977	—	—	1,977	367	—	—	367
Sale of Point Tupper Terminal Operations reclassified into net income (Note 3)	39,646	—	—	39,646	—	—	—	—
Net gain on pension costs reclassified into other income, net	—	—	(1,262)	(1,262)	—	—	(560)	(560)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,575	—	1,575	—	4,026	—	4,026
Other	—	—	(17)	(17)	—	—	5	5
Other comprehensive income (loss)	41,623	1,575	(1,279)	41,919	367	4,026	(555)	3,838
Balance as of September 30	$(138)	$(34,911)	$2,990	$(32,059)	$(41,995)	$(38,124)	$(12,699)	$(92,818)

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

The Series D Preferred Units contain certain unitholder conversion and redemption features, and we use the if-converted method to calculate the dilutive effect of the conversion or redemption feature that is most advantageous to our Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding was antidilutive for each of the three and nine months ended September 30, 2022 and 2021; therefore, we did not include such conversion in the computation of diluted net income (loss) per common unit.

The following table details the calculation of basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$59,633	$(124,933)	$131,144	$(19,293)
Distributions to preferred limited partners	(32,463)	(31,889)	(95,078)	(95,663)
Distributions to common limited partners	(44,125)	(43,814)	(132,418)	(131,462)
Distribution equivalent rights to restricted units	(614)	(592)	(1,864)	(1,776)
Distributions in excess of income (loss)	$(17,569)	$(201,228)	$(98,216)	$(248,194)

Distributions to common limited partners	$44,125	$43,814	$132,418	$131,462
Allocation of distributions in excess of income (loss)	(17,569)	(201,228)	(98,216)	(248,194)
Series D Preferred Unit accretion	(4,890)	(4,292)	(14,205)	(12,468)
Net income (loss) attributable to common units	$21,666	$(161,706)	$19,997	$(129,200)

Basic and diluted weighted-average common units outstanding	110,310,921	109,532,381	110,265,359	109,522,849

Basic and diluted net income (loss) per common unit	$0.20	$(1.48)	$0.18	$(1.18)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2022	2021
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(8,093)	$(10,856)
Inventories	984	(733)
Other current assets	(3,055)	206
Increase (decrease) in current liabilities:
Accounts payable	8,336	9,135
Accrued interest payable	40,271	23,541
Accrued liabilities	(7,610)	(7,200)
Taxes other than income tax	2,006	1,585
Changes in current assets and current liabilities	$32,839	$15,678

The above changes in current assets and current liabilities differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of foreign currency translation;
•the effect of accrued compensation expense paid with fully vested common unit awards; and
•current assets and current liabilities disposed of during the period.

Cash flows related to interest and income taxes were as follows:

	Nine Months Ended September 30,
	2022	2021
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$105,238	$129,629
Cash paid for income taxes, net of tax refunds received	$4,063	$5,217

As of September 30, 2022 and December 31, 2021, restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	September 30, 2022	December 31, 2021
	(Thousands of Dollars)
Cash and cash equivalents	$7,544	$5,637
Other long-term assets, net	8,830	8,802
Cash, cash equivalents and restricted cash	$16,374	$14,439

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Thousands of Dollars)
Revenues:
Pipeline	$209,008	$196,207	$598,256	$558,341
Storage	78,392	108,142	255,096	335,964
Fuels marketing	125,843	107,996	399,912	306,790
Consolidation and intersegment eliminations	—	—	(1)	(11)
Total revenues	$413,243	$412,345	$1,253,263	$1,201,084

Operating income (loss):
Pipeline	$110,365	$40,201	$307,070	$216,092
Storage	22,609	(91,089)	38,841	(2,186)
Fuels marketing	8,519	949	21,694	5,978
Total segment operating income (loss)	141,493	(49,939)	367,605	219,884
General and administrative expenses	27,676	27,365	82,656	79,334
Other depreciation and amortization expense	1,935	1,881	5,582	5,841
Total operating income (loss)	$111,882	$(79,185)	$279,367	$134,709

Total assets by reportable segment were as follows:

	September 30, 2022	December 31, 2021
	(Thousands of Dollars)
Pipeline	$3,393,563	$3,441,272
Storage	1,428,368	1,537,037
Fuels marketing	43,133	41,562
Total segment assets	4,865,064	5,019,871
Other partnership assets	137,916	136,461
Total consolidated assets	$5,002,980	$5,156,332

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

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of September 30, 2022, our assets included 9,970 miles of pipeline and 63 terminal and storage facilities, which provided approximately 49 million barrels of storage capacity. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
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

Recent Development
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a non-cash pre-tax impairment loss of $46.1 million in the first quarter of 2022. Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Other Events
Eastern U.S. Terminals Disposition. On October 8, 2021, we completed the sale of nine U.S. terminal and storage facilities, including all our North East Terminals and one terminal in Florida (the Eastern U.S. Terminal Operations) to Sunoco LP for $250.0 million (the Eastern U.S. Terminals Disposition). The terminals had an aggregate storage capacity of 14.8 million barrels and were included in the storage segment. We recorded non-cash asset impairment losses of $95.7 million and $34.1 million, respectively, in the third quarter of 2021.

Houston Pipeline Impairment. In the third quarter of 2021, we recorded a non-cash asset impairment charge of $59.2 million within our pipeline segment related to our refined product pipeline extending from Mt. Belvieu, Texas to Corpus Christi, Texas (the Houston Pipeline).

Please refer to Note 3 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on the Eastern U.S. Terminals Disposition and the Houston Pipeline impairment.

Trends and Outlook
In 2022, we continue to execute our plan to improve our leverage and strengthen our balance sheet. For the full-year 2022, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows as we did in 2021. We also expect to repurchase as much as one-third of the Series D Preferred Units outstanding by the end of 2022, primarily with borrowings under our revolving credit agreement, and we will continue to evaluate other sources of liquidity to manage the planned redemption of the Series D Preferred Units in 2023 and 2024. We plan to continue to manage our operations with fiscal discipline and to evaluate our capital expenditures as we remain committed to increasing the amount by which our internally generated cash flows exceed our expenses, distribution requirements and capital expenditures, thereby increasing our financial flexibility in 2022 and beyond.

We expect sustained healthy U.S. shale production growth to remain through the end of 2022 from improving global demand as well as supply constraints from the Russia-Ukraine conflict. For the full-year 2022, we expect our Permian Crude System volumes to continue to benefit from strong producer volume growth and the completion of pipeline expansion projects. Prices for motor fuels this year have been, and remain, at higher levels than in previous years and global inflation continues to raise prices for most, if not all, goods and services, which many economists have predicted will increase downward pressure on consumer demand across sectors, which would, in turn, reduce demand for the transportation and storage services we provide. Based on historic performance and current trends, we expect our refined products pipeline systems to continue to perform at or above 100% of our pre-pandemic levels through 2022, due in part to the fact that our systems are located in the mid-continent and Texas where unavailability of alternative modes of transportation makes the demand for motor fuels relatively inelastic, especially in comparison to more densely populated coastal U.S. regions. In addition, we expect our pipeline systems to benefit from the positive revenue impact of our tariff indexation increases effective July 1, 2022, which will help us to counterbalance the impact of inflation on our business.

While many terminals in our storage segment are somewhat insulated from demand volatility due to contracted rates for storage and minimum volume commitments, revenue at our St. James facility, where some contract expirations this year are coinciding with the ongoing economic uncertainty and continued crude price backwardation, has been negatively impacted as some customers have declined to renew until market trends improve. Conversely, we expect our West Coast region to continue to benefit from our recent completion of two more renewable fuel projects, which continues to grow our renewable fuels distribution system and further solidifies the significant role NuStar plays in facilitating California’s transition to low-carbon renewable fuels.

Overall, the lingering impact of the COVID-19 pandemic continues to ripple through the U.S. economy, notably in the form of rising inflation and supply chain issues. The Russia-Ukraine conflict seems to have only amplified inflation and supply chain constraints so far in 2022. The U.S. Federal Reserve has raised interest rates several times in 2022 and is expected to implement additional increases, which will increase the cost of our variable-rate debt. In addition, the distribution rates on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units have converted, or will convert by year-end 2022, from fixed rates to floating rates that increase or decrease with prevailing interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should help to counterbalance the impact of inflation on our costs.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$277,380	$296,473	$(19,093)
Product sales	135,863	115,872	19,991
Total revenues	413,243	412,345	898

Costs and expenses:
Costs associated with service revenues	154,426	166,269	(11,843)
Costs associated with product sales	117,324	107,047	10,277
Goodwill impairment loss	—	34,060	(34,060)
Other impairment losses	—	154,908	(154,908)
General and administrative expenses	27,676	27,365	311
Other depreciation and amortization expense	1,935	1,881	54
Total costs and expenses	301,361	491,530	(190,169)

Operating income (loss)	111,882	(79,185)	191,067
Interest expense, net	(52,294)	(53,513)	1,219
Other income, net	1,475	8,450	(6,975)
Income (loss) before income tax expense	61,063	(124,248)	185,311
Income tax expense	1,430	685	745
Net income (loss)	$59,633	$(124,933)	$184,566

Basic and diluted net income (loss) per common unit	$0.20	$(1.48)	$1.68

Consolidated Overview. We recorded net income of $59.6 million for the three months ended September 30, 2022, compared to a net loss of $124.9 million for the three months ended September 30, 2021, mainly due to non-cash asset and goodwill impairment losses related to our Eastern U.S. Terminal Operations of $95.7 million and $34.1 million, respectively, and a non-cash asset impairment loss of $59.2 million on our Houston Pipeline, all in the third quarter of 2021.

Other income, net decreased $7.0 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a gain of $9.4 million in the third quarter of 2021 for insurance recoveries related to the 2019 Selby terminal fire, partially offset by foreign exchange rate fluctuations of $2.3 million.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$820,752	$869,144	$(48,392)
Product sales	432,511	331,940	100,571
Total revenues	1,253,263	1,201,084	52,179

Costs and expenses:
Costs associated with service revenues	461,319	491,431	(30,112)
Cost associated with product sales	378,217	300,801	77,416
Goodwill impairment loss	—	34,060	(34,060)
Other impairment losses	46,122	154,908	(108,786)
General and administrative expenses	82,656	79,334	3,322
Other depreciation and amortization expense	5,582	5,841	(259)
Total costs and expenses	973,896	1,066,375	(92,479)

Operating income	279,367	134,709	144,658
Interest expense, net	(153,053)	(162,211)	9,158
Other income, net	7,158	11,744	(4,586)
Income (loss) before income tax expense	133,472	(15,758)	149,230
Income tax expense	2,328	3,535	(1,207)
Net income (loss)	$131,144	$(19,293)	$150,437

Basic and diluted net income (loss) per common unit	$0.18	$(1.18)	$1.36

Consolidated Overview. We recorded net income of $131.1 million for the nine months ended September 30, 2022, compared to a net loss of $19.3 million for the nine months ended September 30, 2021, mainly due to non-cash asset and goodwill impairment losses related to our Eastern U.S. Terminal Operations of $95.7 million and $34.1 million, respectively, and a non-cash asset impairment loss of $59.2 million on our Houston Pipeline in the third quarter of 2021. Additionally, for the nine months ended September 30, 2022, we recorded a non-cash pre-tax impairment loss of $46.1 million related to our Point Tupper Terminal Operations.

Corporate Items. General and administrative expenses increased $3.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to an increase in business travel and employee-related expenses of $2.2 million following post-COVID-19 return to work, and an increase in compensation costs of $1.3 million.

Interest expense, net, decreased $9.2 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower overall debt balances, partially offset by higher interest expense on our variable-rate debt due to higher interest rates in 2022.

Other income, net decreased $4.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to a gain of $9.4 million in the third quarter of 2021 for insurance recoveries related to the 2019 Selby terminal fire, partially offset by $2.6 million in foreign exchange rate fluctuations and a gain of $1.6 million on the sale of the Point Tupper Terminal Operations in the second quarter of 2022.

Pipeline Segment
As of September 30, 2022, our pipeline assets consist of 9,970 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 3,215 miles of refined product pipelines and 2,255 miles of crude oil pipelines. In addition, our Central East System includes 2,500 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline. Throughputs on the Ammonia Pipeline are converted from tons to barrels for reporting purposes only. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Houston Pipeline Impairment. In the third quarter of 2021, we recorded a non-cash asset impairment charge of $59.2 million related to the southern section of our Houston Pipeline.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,335,336	1,374,909	(39,573)
Refined products and ammonia pipelines throughput (barrels/day)	560,202	599,423	(39,221)
Total throughput (barrels/day)	1,895,538	1,974,332	(78,794)

Throughput and other revenues	$209,008	$196,207	$12,801
Operating expenses	53,837	51,303	2,534
Depreciation and amortization expense	44,806	45,506	(700)
Impairment loss	—	59,197	(59,197)
Segment operating income	$110,365	$40,201	$70,164

Pipeline segment revenues increased $12.8 million, despite a decrease in throughputs of 78,794 barrels per day for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The following pipelines contributed favorably to both revenues and throughputs:
•an increase in revenues of $17.8 million and an increase in throughputs of 76,629 barrels per day on our Permian Crude System, mainly due to increased customer production supplying this system in the third quarter of 2022. The increase in revenues included an increase of $3.8 million due to higher commodity prices on PLA volumes sold in the third quarter of 2022, compared to the third quarter of 2021;
•an increase in revenues of $2.6 million and an increase in throughputs of 11,575 barrels per day on our Three Rivers System, mainly due to an increase in demand in the markets served by our Nuevo Laredo and San Antonio pipelines in the third quarter of 2022; and
•an increase in revenues of $2.1 million and an increase in throughputs of 8,024 barrels per day on our Valley Pipeline, mainly due to higher demand in the markets served by this pipeline in the third quarter of 2022.

However, these increases were partially offset by the following:
•a decrease in revenues of $5.7 million and a decrease in throughputs of 80,389 barrels per day on our McKee System pipelines due to a planned turnaround at a customer’s refinery in the third quarter of 2022; and
•a decrease in revenues of $3.5 million and a decrease in throughputs of 8,536 barrels per day on our Ammonia Pipeline, mainly due to scheduled maintenance on our pipeline.

Additionally, throughputs decreased 80,145 barrels per day for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, on our Corpus Christi Crude Pipeline System due to unfavorable market conditions, while revenues increased $0.8 million, as minimum volume commitments kept revenues comparable to the same period last year.

Operating expenses increased $2.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an increase in compensation expense of $1.2 million spread across various pipelines, and increases in ad valorem taxes of $0.8 million and power costs of $0.6 million, mainly on our Permian Crude System.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,288,489	1,241,152	47,337
Refined products and ammonia pipelines throughput (barrels/day)	568,533	572,040	(3,507)
Total throughput (barrels/day)	1,857,022	1,813,192	43,830

Throughput and other revenues	$598,256	$558,341	$39,915
Operating expenses	157,110	147,762	9,348
Depreciation and amortization expense	134,076	135,290	(1,214)
Impairment loss	—	59,197	(59,197)
Segment operating income	$307,070	$216,092	$90,978

Pipeline segment revenues increased $39.9 million and throughputs increased 43,830 barrels per day for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Results for the first quarter of 2021 were negatively affected by Winter Storm Uri, which brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, as well as the lingering effects of COVID-19 restrictions. However, by the second quarter of 2021, demand had largely recovered to pre-pandemic levels. Revenues and throughputs primarily increased due to the following:
•an increase in revenues of $44.6 million and an increase in throughputs of 88,167 barrels per day on our Permian Crude System, mainly due to increased customer production supplying this system and the completion of pipeline expansion projects, as well as the negative impacts on the first quarter of 2021 described above. The increase in revenues included an increase of $11.1 million due to higher commodity prices on PLA volumes and a $4.4 million adjustment to deferred revenue in the second quarter of 2022 resulting from higher expected tariff revenue on certain incentive pricing contracts;
•an increase in revenues of $4.7 million and an increase in throughputs of 11,040 barrels per day on our Three Rivers System, mainly due to an increase in demand in the markets served by our Nuevo Laredo and San Antonio pipelines in 2022 and the negative impacts on the first quarter of 2021 described above; and
•an increase in revenues of $2.9 million and an increase in throughputs of 3,907 barrels per day on our Valley Pipeline, mainly due to higher demand in the markets served by this pipeline in 2022.

However, these increases were partially offset by the following:
•a decrease in revenues of $5.0 million and a decrease in throughputs of 30,545 barrels per day on our McKee System pipelines due to operational issues at a customer’s refinery in 2022, including a planned turnaround in the third quarter of 2022, which had an even greater negative impact than the first quarter of 2021 impacts described above;
•a decrease in revenues of $3.4 million and a decrease in throughputs of 3,614 barrels per day on our Ammonia Pipeline, mainly due to scheduled maintenance on our pipeline in the third quarter of 2022;
•a decrease in revenues of $2.1 million and a decrease in throughputs of 2,556 barrels per day on our East Pipeline, mainly due to a decline in PLA volumes sold;
•a decrease in revenues of $1.7 million and a decrease in throughputs of 2,826 barrels per day on our North Pipeline, mainly due to operational issues at a customer’s refinery in the first half of 2022; and
•a decrease in throughputs of 32,330 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to unfavorable market conditions, while minimum volume commitments kept revenues comparable to the same period last year.

Additionally, revenues decreased $1.7 million on the Ardmore System for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to the expiration of a customer contract at the end of the first quarter of 2021; although throughputs increased 9,580 barrels per day due to the negative impacts in the first quarter of 2021 described above, these higher throughputs did not offset the decrease in revenues as more barrels were moved at lower average tariffs in 2022.

Operating expenses increased $9.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to an increase in power costs of $4.8 million, primarily on our Permian Crude System and various refined product pipelines, and an increase in maintenance and regulatory expenses of $3.1 million across various pipelines.

Storage Segment
Our storage segment is comprised of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of September 30, 2022, we owned and operated 29 terminal and storage facilities in the U.S. and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.3 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Point Tupper Terminal Disposition. In the first quarter of 2022, we recorded a non-cash pre-tax impairment loss of $46.1 million related to our Point Tupper Terminal Operations, which were sold on April 29, 2022.

Selby Terminal Fire. We recognized a gain from business interruption insurance of $4.0 million in the first quarter of 2021, which is included in “Operating expenses” in the storage segment operating loss and relates to a fire in October 2019 at our terminal facility in Selby, California.

Eastern U.S. Terminals Disposition. In the third quarter of 2021, we recorded non-cash asset and goodwill impairment losses of $95.7 million and $34.1 million, respectively, related to the Eastern U.S. Terminal Operations, which were sold on October 8, 2021.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day)	439,239	462,094	(22,855)

Throughput terminal revenues	$26,933	$30,771	$(3,838)
Storage terminal revenues	51,459	77,371	(25,912)
Total revenues	78,392	108,142	(29,750)
Operating expenses	37,449	48,840	(11,391)
Depreciation and amortization expense	18,334	20,620	(2,286)
Goodwill impairment loss	—	34,060	(34,060)
Other impairment loss	—	95,711	(95,711)
Segment operating income (loss)	$22,609	$(91,089)	$113,698

Throughput terminal revenues decreased $3.8 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to a decrease in revenues at our Corpus Christi North Beach terminal. Consistent with lower volumes from our Corpus Christi Crude Pipeline System and a reduction in minimum volume commitments, revenues at the terminal were lower due to a decline in export demand.

Throughputs decreased 22,855 barrels per day for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following:
•a decrease in throughputs of 11,267 barrels per day at our Corpus Christi North Beach terminal due to lower volumes moved over our docks in the third quarter of 2022; and
•a decrease in throughputs of 11,588 barrels per day at our Central West terminals due to a planned turnaround at a customer’s refinery in the third quarter of 2022, while revenues remained flat, mainly due to higher reimbursable revenues at certain terminals.

Storage terminal revenues decreased $25.9 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to the following:
•an aggregate decrease in revenues of $23.6 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022; and
•a decrease in revenues of $7.8 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market.

These decreases were partially offset by an increase in revenues of $4.9 million at our West Coast Terminals, mainly due to new contracts and higher throughput and handling fees.

Operating expenses decreased $11.4 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to an aggregate decrease in operating expenses of $15.1 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022. This decrease was partially offset by an increase in maintenance and regulatory expenses of $1.2 million, mainly at our St. James terminal.

Depreciation and amortization expense decreased $2.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, mainly due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day)	410,594	416,288	(5,694)

Throughput terminal revenues	$84,303	$90,708	$(6,405)
Storage terminal revenues	170,793	245,256	(74,463)
Total revenues	255,096	335,964	(80,868)
Operating expenses	115,526	140,161	(24,635)
Depreciation and amortization expense	54,607	68,218	(13,611)
Goodwill impairment loss	—	34,060	(34,060)
Other impairment losses	46,122	95,711	(49,589)
Segment operating income (loss)	$38,841	$(2,186)	$41,027

Throughput terminal revenues decreased $6.4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to a decrease in revenues at our Corpus Christi North Beach terminal. Consistent with lower volumes from our Corpus Christi Crude Pipeline System and a reduction in minimum volume commitments, revenues at the terminal were lower due to a decline in export demand, as well as the timing of recognizing minimum volume commitment settlements with customers. The decrease in throughputs of 5,694 barrels per day for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was mainly due to a decrease in throughputs of 8,299 barrels per day at our Central West Terminals, primarily due to a turnaround and operating issues at a customer’s refinery in 2022, while revenues remained flat, mainly due to higher reimbursable revenues at certain terminals.

Storage terminal revenues decreased $74.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to the following:
•an aggregate decrease in revenues of $66.1 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022; and
•a decrease in revenues of $15.8 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market.

These decreases were partially offset by the following:
•an increase in revenues of $5.5 million at our West Coast Terminals, mainly at our Portland and Stockton terminals, primarily due to new contracts and higher throughput and handling fees;
•an increase in revenues of $1.3 million at our Central West Terminals, mainly due to higher throughput and handling fees and rate escalations; and
•an increase in revenues of $1.2 million due to rate escalations on our refinery storage tanks.

Operating expenses decreased $24.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an aggregate decrease in operating expenses of $39.1 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022. This decrease was partially offset by the following:
•a $4.0 million recovery in the first quarter of 2021 for business interruption insurance related to the 2019 Selby terminal fire;
•increases in maintenance and regulatory expenses of $3.0 million and reimbursable expenses of $1.7 million, mainly at our St. James terminal; and
•increases in compensation expense of $1.5 million, power costs of $1.2 million and ad valorem taxes of $1.1 million.

Depreciation and amortization expense decreased $13.6 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022.

Fuels Marketing Segment
The fuels marketing segment mainly includes our bunkering operations in the Gulf Coast, as well as certain of our blending operations associated with our Central East System. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The financial impacts of the derivative financial instruments associated with commodity price risk were not material for any periods presented.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three Months Ended September 30,		Change
	2022	2021
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$125,843	$107,996	$17,847
Cost of goods	116,763	106,478	10,285
Gross margin	9,080	1,518	7,562
Operating expenses	561	569	(8)
Segment operating income	$8,519	$949	$7,570

Segment operating income increased $7.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, due to an increase of $4.2 million in gross margins from our blending and other product sales and an increase of $3.4 million in gross margins from our bunkering operations, both driven by higher fuel prices on product sales.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine Months Ended September 30,		Change
	2022	2021
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$399,912	$306,790	$93,122
Cost of goods	376,627	300,944	75,683
Gross margin	23,285	5,846	17,439
Operating expenses	1,591	(132)	1,723
Segment operating income	$21,694	$5,978	$15,716

Segment operating income increased $15.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to an increase of $11.1 million in gross margins from our bunkering operations and an increase of $5.8 million in gross margins from our blending and other product sales, both driven by higher fuel prices on product sales. Operating expenses increased $1.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, as we received a settlement of $1.7 million in the first quarter of 2021 for a credit loss that was previously written off.

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

In 2022, we continued to prioritize liquidity by extending the maturity on our $1.0 billion revolving credit agreement to April 27, 2025, extending the scheduled termination date on our $100.0 million receivables financing agreement to January 31, 2025 and selling our Point Tupper terminal facility. For the full-year 2022, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows as we did for 2021.

Beyond 2022, absent a return of access to the equity capital markets, we plan to continue to fund our expenses, distribution requirements and capital expenditures with internally generated cash flows, which could include proceeds from asset dispositions. We have no long-term debt maturities until 2025, and we expect to be able to access debt capital markets to refinance those maturities. Our Series D Cumulative Convertible Preferred Units (Series D Preferred Units) become redeemable, at our option, beginning in 2023, which coincides with an increase in the distribution rate of those units.

Beginning in 2028, the holders of the Series D Preferred Units have the option to require us to redeem their units, and we have taken steps to position ourselves to repurchase or redeem the Series D Preferred Units in advance of the possible mandatory redemption. By reducing our leverage, primarily through the disposition of non-strategic assets in recent years, and continuing to increase the amount by which our internally generated cash flows exceed our expenses, distribution requirements and capital expenditures, we are increasing our financial flexibility. We are now in discussions with the holders of the Series D Preferred Units to repurchase as much as one-third of the Series D Preferred Units outstanding by the end of this year, redeem another one-third of the units in 2023, and redeem the remainder of the units in 2024, which is several years ahead of the holders’ redemption option in 2028. As we reduce our leverage, availability under our revolving credit agreement has continued to increase, and we expect to fund the repurchase of Series D Preferred Units at the end of 2022 primarily with borrowings under our revolving credit agreement. We will also continue to evaluate other sources of liquidity to manage the planned redemption of the Series D Preferred Units in 2023 and 2024.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Nine Months Ended September 30,
	2022	2021
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$413,778	$407,099
Investing activities	(55,705)	(126,719)
Financing activities	(356,888)	(426,239)
Effect of foreign exchange rate changes on cash	750	183
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,935	$(145,676)

Net cash provided by operating activities increased $6.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to changes in working capital. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued interest payable balances, which vary depending on the timing of payments. Our working capital decreased $32.8 million for the nine months ended September 30, 2022, and $15.7 million for the nine months ended September 30, 2021, mainly due to changes in the timing of payments related to accrued interest payable due to the repayment of senior notes in February and November 2021. Cash flows from operating activities for the nine months ended September 30, 2021 include $19.1 million of insurance proceeds related to cleanup costs and business interruption for the 2019 Selby terminal fire.

Net cash used in investing activities decreased by $71.0 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to proceeds from asset sales of $59.6 million in 2022 and a decrease in capital expenditures of $19.5 million. Partially offsetting the overall decrease, we received insurance proceeds related to the 2019 Selby terminal fire of $5.8 million for the nine months ended September 30, 2022, compared to $9.4 million for the nine months ended September 30, 2021.

Net cash used in financing activities decreased $69.4 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, mainly due to a decrease in net debt repayments. For the nine months ended September 30, 2022, we had net debt repayments of $117.9 million, compared to $194.4 million in net debt repayments for the nine months ended September 30, 2021, due to the timing of asset sales as proceeds were used to repay debt borrowings.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
On January 28, 2022, we amended and restated our unsecured $1.0 billion revolving credit agreement (the Revolving Credit Agreement) primarily to: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace LIBOR benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants. Following the amendment, borrowings under the Revolving Credit Agreement bear interest, at our option, at an alternate base rate or a SOFR rate, each as defined in the Revolving Credit Agreement.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) cannot exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2022, our consolidated debt coverage ratio was 3.79x and our consolidated interest coverage ratio was 2.14x. As of September 30, 2022, we had $993.3 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $4.7 million as of September 30, 2022 and limit the amount we can borrow under the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of September 30, 2022, $123.4 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $74.4 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions.

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
Asset Sales
We utilized the proceeds from asset sales, including the sale of our Point Tupper terminal facility on April 29, 2022, to reduce debt and thereby improve our debt metrics.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2022	$86,780	$24,657	$111,437
2021	$102,728	$28,238	$130,966

Expected for the year ended December 31, 2022	$105,000 - 125,000	$30,000 - 40,000

Strategic capital expenditures for the nine months ended September 30, 2022 and 2021 mainly consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, as well as our West Coast bio-fuels terminal projects. Reliability capital expenditures for the nine months ended September 30, 2022 and 2021 primarily related to maintenance upgrade projects at our terminals. We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Pension Plan Contributions
In September 2022, we contributed $5.0 million to our pension plan.

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

Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of September 30, 2022	Optional Redemption Date/Date When Distribution Rate Becomes Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

The distribution rates on the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) are as follows: (i) 9.75%, or $57.6 million, per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75%, or $63.4 million, per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75%, or $81.1 million, per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units issued and outstanding as of September 30, 2022 and December 31, 2021 totaled 23,246,650. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

In October 2022, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on December 15, 2022.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. In October 2022, our board of directors declared distributions with respect to our common units for the quarter ended September 30, 2022. The following table summarizes information about quarterly cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2022	$0.40	$44,125	November 7, 2022	November 14, 2022
June 30, 2022	$0.40	$44,128	August 8, 2022	August 12, 2022
March 31, 2022	$0.40	$44,165	May 9, 2022	May 13, 2022
December 31, 2021	$0.40	$44,008	February 8, 2022	February 14, 2022

Series D Preferred Units Conversion and Redemption Features
Each holder of Series D Preferred Units may convert all or any portion of its Series D Preferred Units into common units on a one-for-one basis, subject to certain restrictions and adjustments.

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

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of September 30, 2022
				(Thousands of Dollars)
Receivables Financing Agreement, 4.7% as of September 30, 2022	January 31, 2025			$74,400
Revolving Credit Agreement, 7.8% as of September 30, 2022	April 27, 2025			$2,000
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated Notes, 9.2% as of September 30, 2022	January 15, 2043			$402,500

We believe that, as of September 30, 2022, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 5 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

The following tables present summarized combined balance sheet and income statement information for NuStar Energy, NuStar Logistics and NuPOP (collectively, the Guarantor Issuer Group). Intercompany items among the Guarantor Issuer Group have been eliminated in the summarized combined financial information below, as well as intercompany balances and activity for the Guarantor Issuer Group with non-guarantor subsidiaries, including the Guarantor Issuer Group’s investment balances in non-guarantor subsidiaries.

	September 30, 2022	December 31, 2021
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$37,587	$33,645
Long-term assets	$2,725,344	$2,791,481
Current liabilities (a)	$164,449	$119,841
Long-term liabilities, including long-term debt	$3,061,033	$3,162,351
Series D preferred limited partners interests	$630,641	$616,439
(a)Excludes $1,106.7 million and $1,004.5 million of net intercompany payables as of September 30, 2022 and December 31, 2021, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $2,088.1 million and $2,180.3 million as of September 30, 2022 and December 31, 2021, respectively.

Nine Months Ended September 30, 2022
(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues	$596,879
Operating income	$194,480
Interest expense, net	$(153,057)
Net income	$44,269

Revenues and net income for the non-guarantor subsidiaries totaled $656.4 million and $86.9 million, respectively, for the nine months ended September 30, 2022.

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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	September 30, 2022
	Expected Maturity Dates
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,355,618
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$—	$—	$76,400	$—	$402,500	$478,900	$469,522
Weighted-average rate	—	—	—	4.8%	—	9.2%	8.5%	—

	December 31, 2021
	Expected Maturity Dates
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,858,794
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$194,300	$—	$—	$—	$402,500	$596,800	$600,359
Weighted-average rate	—	2.5%	—	—	—	6.9%	5.4%	—

Series A, B and C Preferred Units
Distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on our Series A and B Preferred Units converted to a floating rate of the applicable LIBOR plus a spread on December 15, 2021 and June 15, 2022, respectively, and the distribution rate on our Series C Preferred Units converts from a fixed rate to a floating rate of the applicable LIBOR plus a spread on December 15, 2022. Based upon the 9,060,000 Series A Preferred Units and 15,400,000 Series B Preferred Units outstanding at September 30, 2022 and the $25.00 liquidation preference per unit, a change of 100 basis points, or 1.0%, in interest rates would increase or decrease the annual distributions on our Series A and B Preferred Units by an aggregate amount of $6.1 million. Please see Note 9 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2022.
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
Chairman of the Board, President and Chief Executive Officer
November 8, 2022

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 8, 2022

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
November 8, 2022