Form 10-K
period 2022-12-31
NuStar Energy L.P.
filed 2023-02-23
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common units held by non-affiliates was approximately $1.4 billion based on the last sales price quoted as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of January 31, 2023 was 110,903,823.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s 2023 annual meeting of unitholders, expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III to the extent described therein.

NUSTAR ENERGY L.P.
FORM 10-K

PART I

Unless otherwise indicated, the terms “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND OTHER DISCLAIMERS
In this Form 10-K, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of economic activity and the actions by oil-producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A. “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

ITEMS 1., 2. and 7.    BUSINESS, PROPERTIES AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a Delaware limited partnership. Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257, and our telephone number is (210) 918-2000. Our business is managed under the direction of the board of directors of NuStar GP, LLC, the general partner of our general partner, Riverwalk Logistics, L.P., both of which are wholly owned subsidiaries of ours. Our limited partner interests consist of the following:
•Common Units (NYSE: NS);
•8.50% Series A (NYSE: NSprA), 7.625% Series B (NYSE: NSprB) and 9.00% Series C (NYSE: NSprC) Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively the Series A, B and C Preferred Units); and
•Series D Cumulative Convertible Preferred Units (Series D Preferred Units).
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
We divide our operations into the following three reportable business segments: pipeline, storage and fuels marketing. As of December 31, 2022, our assets included 9,465 miles of pipeline and 63 terminal and storage facilities, which provide approximately 49 million barrels of storage capacity. We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
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
•continuing to self-fund our spending with internally generated cash flows; and
•improving our leverage metrics and redeeming our Series D Preferred Units to further strengthen our balance sheet.

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

The following map depicts our assets at December 31, 2022:

Recent Developments
In 2022, we continued to prioritize protecting our employees, maintaining safe, reliable operations, executing our capital projects and exercising fiscal discipline, while also working to improve our leverage metrics and further strengthen our balance sheet. Last year, we successfully repurchased 6,900,000 of our Series D Preferred Units, sold our Point Tupper terminal facility, as described below, and extended the maturity of our $1.0 billion unsecured revolving credit agreement to April 27, 2025. After extending our credit agreement, we have no debt maturing until 2025. In 2022, we were also able to fund all of our expenses, distribution requirements and capital expenditures using our internally generated cash flows.

Repurchase of Series D Preferred Units. On November 16, 2022, NuStar Energy L.P. entered into agreements with EIG Nova Equity Aggregator, L.P and FS Energy and Power Fund to repurchase an aggregate 6,900,000 of our Series D Preferred Units, representing approximately one-third of the outstanding units, at a price per unit of $32.73 for an aggregate purchase price of $225.8 million, including approximately $3.4 million related to accrued distributions. These transactions closed on November 22, 2022 and were funded with borrowings under our $1.0 billion unsecured revolving credit agreement.

Point Tupper Terminal Disposition. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a non-cash pre-tax impairment loss of $46.1 million in the first quarter of 2022. Please see Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Trends and Outlook
In 2023, we are planning to continue to execute our plan to strengthen our balance sheet. For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows, as we did in 2022 and 2021. We will continue to evaluate sources of liquidity to facilitate the planned redemption of the remaining Series D Preferred Units in 2023 and 2024, which is several years ahead of the holders’ redemption option in 2028. We plan to continue to manage our operations with fiscal discipline and to evaluate our capital expenditures.

In our pipeline segment, we expect 2023 volumes on our Permian Crude System to continue to benefit from strong producer volume growth and the pipeline capital projects we completed in 2022. In addition, we expect most of our pipeline systems to benefit from the positive revenue impact of our tariff indexation increases effective in July 2022, as well as the increases we expect in July 2023, which will help us to counterbalance the impact of inflation on our business.

While many terminals in our storage segment are somewhat insulated from demand volatility due to contracted rates for storage and minimum volume commitments, revenues at our St. James and Corpus Christi North Beach facilities continue to be negatively impacted by ongoing global economic uncertainty and continued crude oil price backwardation. Conversely, we expect our West Coast region to continue to benefit in 2023 from the completion of renewable fuel projects, which continue to expand the capacity of our renewable fuels distribution system and further solidify the significant role NuStar plays in facilitating California’s transition to low-carbon renewable fuels.

If we see a continuation or acceleration of 2022’s inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, then we may also see higher costs of operating our assets and executing on our capital projects in 2023. Last year, the Russia-Ukraine conflict may have amplified inflation and supply chain constraints that were already constraining and complicating the rebound of the global economy in 2022. In an effort to curb inflation, the U.S. Federal Reserve (the Fed) raised interest rates several times in 2022 and again in early 2023. The Fed is expected to implement additional increases in 2023, which will increase the cost of our variable-rate debt, as well as the cost of our Series A, B and C Preferred Units, which have distribution rates that increase or decrease along with current interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should help to counterbalance the impact of inflation on our costs.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. These factors include, but are not limited to, the lingering impact of the COVID-19 pandemic or other health crises; war and other armed conflicts; actions of oil-producing nations; the state of the economy and the capital markets; changes to our customers’ refinery maintenance schedules and unplanned refinery downtime; crude oil prices; the supply of and demand for petroleum products, renewable fuels and anhydrous ammonia; demand for our transportation and storage services; the availability and costs of personnel, equipment, supplies and services essential to our operations; the ability to obtain timely permitting approvals; and changes in laws and regulations affecting our operations.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with Item 8. “Financial Statements and Supplementary Data” included in this report, which contains additional detailed financial information about our segments in Note 24 of the Notes to Consolidated Financial Statements. A comparative discussion of our 2021 to 2020 results of operations can be found in Items 1., 2., and 7. “Business, Properties and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on February 24, 2022.
The following table presents our consolidated financial results for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Change
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$1,120,249	$1,157,410	$(37,161)
Product sales	562,974	461,090	101,884
Total revenues	1,683,223	1,618,500	64,723

Costs and expenses:
Costs associated with service revenues	616,867	654,666	(37,799)
Costs associated with product sales	486,947	417,413	69,534
Goodwill impairment loss	—	34,060	(34,060)
Other impairment losses	46,122	154,908	(108,786)
General and administrative expenses	117,116	113,207	3,909
Other depreciation and amortization expense	7,358	7,792	(434)
Total costs and expenses	1,274,410	1,382,046	(107,636)

Operating income	408,813	236,454	172,359
Interest expense, net	(209,009)	(213,985)	4,976
Other income, net	26,182	19,644	6,538
Income before income tax expense	225,986	42,113	183,873
Income tax expense	3,239	3,888	(649)
Net income	$222,747	$38,225	$184,522

Basic and diluted net income (loss) per common unit	$0.36	$(0.99)	$1.35

Consolidated Overview
Net income increased $184.5 million for the year ended December 31, 2022, compared to the year ended December 31, 2021 due to higher operating income from our pipeline and fuels marketing segments, as further discussed in the “Segments and Results of Operations” section that follows. Net income also increased due to non-cash impairment losses of $46.1 million in 2022, compared to non-cash impairment losses of $189.0 million in 2021.

General and administrative expenses increased $3.9 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly due to an increase in compensation costs of $2.8 million and an increase in business travel and employee-related expenses of $1.6 million following post-COVID-19 return to work.

Interest expense, net decreased $5.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower overall debt balances for most of 2022, prior to the repurchase of 6,900,000 of our Series D Cumulative Convertible Preferred Units in November 2022, partially offset by higher interest expense on our variable-rate debt due to higher interest rates in 2022.

Other income, net increased $6.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, mainly due to foreign exchange rate fluctuations of $3.7 million and an increase of $2.1 million for gains on insurance recoveries.

SEGMENTS AND RESULTS OF OPERATIONS

PIPELINE SEGMENT
As of December 31, 2022, our pipeline operations consist of the transportation of refined products, crude oil and anhydrous ammonia, including:
•refined product pipelines with an aggregate length of 2,920 miles and crude oil pipelines with an aggregate length of 2,050 miles in Texas, Oklahoma, Colorado and New Mexico (collectively, the Central West System);
•a 2,045-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);
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

The following table lists information about our pipeline assets:

	As of December 31, 2022			Throughput For the Year Ended December 31,
Region / Pipeline System	Length	Terminals	Tank Capacity	2022	2021
	(Miles)		(Barrels)	(Barrels/Day)
Central West System:
McKee Refined Product System	1,981	—	—	160,490	167,029
Three Rivers System	383	—	—	114,294	106,526
Valley Pipeline System	271	—		58,335	55,790
Other	285	—	—	19,649	18,362
Central West Refined Products Pipelines	2,920	—	—	352,768	347,707
Corpus Christi Crude Pipeline System	538	8	2,157,000	385,720	423,528
McKee Crude System	388	—	1,039,000	132,197	146,248
Ardmore System	119	—	824,000	88,664	81,609
Permian Crude System	1,005	3	1,583,000	712,779	630,183
Central West Crude Oil Pipelines	2,050	11	5,603,000	1,319,360	1,281,568
Total Central West System	4,970	11	5,603,000	1,672,128	1,629,275

Central East System:
East Pipeline	2,045	18	5,906,000	151,139	155,610
North Pipeline	450	4	1,502,000	48,148	50,365
Ammonia Pipeline	2,000	—	—	27,185	31,507
Total Central East System	4,495	22	7,408,000	226,472	237,482

Total	9,465	33	13,011,000	1,898,600	1,866,757
Description of Pipelines
Central West System. The Central West System covers a total of 4,970 miles, including refined product and crude oil pipelines. The refined product pipelines have an aggregate length of 2,920 miles (Central West Refined Products Pipelines) and transport gasoline, distillates (including diesel and jet fuel), renewable fuels, natural gas liquids and other products produced at the refineries to which they are connected, including Valero Energy Corporation’s (Valero Energy) McKee, Corpus Christi and Three Rivers refineries.

The crude oil pipelines have an aggregate length of 2,050 miles (Central West Crude Oil Pipelines) and transport crude oil and other feedstocks to the refineries to which they are connected, including Valero Energy’s McKee, Three Rivers and Ardmore refineries, or from the Permian Basin and Eagle Ford Shale regions to our North Beach marine export terminal or to third-party refineries in Corpus Christi, Texas. Our Corpus Christi Crude Pipeline System is comprised of pipelines that transport crude oil from the Eagle Ford region to Corpus Christi, Texas, including eight terminals along those pipelines, with aggregate storage capacity of 2.2 million barrels. In addition, the Corpus Christi Crude Pipeline System is connected to third-party long-haul pipelines that transport crude oil from the Permian Basin region to Corpus Christi, Texas.
Our Permian Crude System consists of crude oil transportation, pipeline connection and storage assets located in the Midland Basin of West Texas, that aggregate receipts from wellhead connection lines into intra-basin trunk lines for delivery to regional hubs and to connections with third-party mainline takeaway pipelines. The system consists of 1,005 miles of pipelines and covers approximately 500,000 dedicated acres controlled by producers, with approximately 345 receipt points. The Permian Crude System also includes three terminals in Texas, at Big Spring, Stanton and Colorado City, as well as several truck stations and other operational storage facilities, with an aggregate storage capacity of 1.6 million barrels.

Central East System. The Central East System covers a total of 4,495 miles and consists of the East Pipeline, the North Pipeline and the Ammonia Pipeline.

The East Pipeline covers 2,045 miles and transports refined products and natural gas liquids north via pipelines to our terminals and third-party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline mainly obtain refined products from refineries in Kansas, Oklahoma and Texas. The East Pipeline includes 18 terminals, with aggregate storage capacity of 4.5 million barrels and two tank farms with aggregate storage capacity of 1.4 million barrels at McPherson and El Dorado, Kansas.

The North Pipeline originates at Marathon’s Mandan, North Dakota refinery and runs from west-to-east for approximately 450 miles to its termination in Minneapolis, Minnesota. The North Pipeline includes four terminals with aggregate storage capacity of 1.5 million barrels.
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
Pipeline Operations
We charge tariffs on a per-barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per-ton basis for transporting anhydrous ammonia in the Ammonia Pipeline. Throughputs on the Ammonia Pipeline are converted from tons to barrels for reporting purposes only. Fees related to storage facilities included with these pipeline systems predominately relate to the volumes transported on the pipelines and are included in the respective pipeline tariff. As a result, these storage facilities are included in this segment instead of the storage segment. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.
In general, shippers on our crude oil and refined product pipelines deliver petroleum products to our pipelines for transport to/from: (i) refineries that connect to our pipelines, (ii) third-party pipelines or terminals and (iii) our terminals for further delivery via marine vessels, pipelines or trucks. We charge our shippers tariff rates based on transportation from the origination point on the pipeline to the point of delivery.
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
The North Pipeline is heavily dependent on Marathon’s Mandan, North Dakota refinery, which primarily runs regionally-sourced crude oil (although it has the ability to process other crude oils), and an interruption in operations at the Marathon refinery could have a material adverse effect on our operations. In addition, the North Pipeline receives refined products from the Laurel, Montana refinery operated by CHS Inc. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by CHS Inc., HollyFrontier Corporation and Phillips 66, respectively. The East Pipeline also has access to Gulf Coast supplies of products through third-party connecting pipelines that receive products originating from Gulf Coast refineries.
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
Demand for anhydrous ammonia has been insulated from the negative impacts from COVID-19 by continued strong agricultural demand and lower-density population centers in the Midwest. However, global conflicts, such as the Russia-Ukraine conflict, can increase export demand, which could reduce the supply of anhydrous ammonia transported on our Ammonia Pipeline.

Customers
As discussed above, our customers include integrated oil companies, refining companies and others. The two largest customers of our pipeline segment accounted for approximately 24% and 11%, respectively, of the total segment revenues for the year ended December 31, 2022. No other single customer accounted for a significant portion of the total revenues of our pipeline segment.

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
The East and North Pipelines compete with an independent common carrier pipeline system owned by Magellan Midstream Partners, L.P. (Magellan) that operates approximately 100 miles east of, and parallel to, the East Pipeline and in close proximity to the North Pipeline. Certain of the East Pipeline’s and the North Pipeline’s delivery terminals are in direct competition with Magellan’s terminals. Competition with Magellan is based primarily on transportation charges, quality of customer service and proximity to end users.
Competitors of the Ammonia Pipeline include Midwest production facilities, nitrogen fertilizer substitutes and barge, truck and railroad transportation under certain market conditions.
Looking forward, we continue to see growing interest for utilization of ammonia as a source for renewable electricity generation to power fuel-cell vehicles. While future uses for lower emission-producing “blue” and “green” ammonia are still developing, we are partnering with existing and potential customers to develop these projects, which could increase demand for and utilization of our Ammonia Pipeline.

Results of Operations
Houston Pipeline Impairment. In the third quarter of 2021, we recorded a non-cash asset impairment charge of $59.2 million related to the southern section of our Houston refined product pipeline. Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion.

The following table presents operating highlights for the pipeline segment:

	Year Ended December 31,
	2022	2021	Change
	(Thousands of Dollars, Except Barrel Data)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,319,360	1,281,568	37,792
Refined products and ammonia pipelines throughput (barrels/day)	579,240	585,189	(5,949)
Total throughput (barrels/day)	1,898,600	1,866,757	31,843

Throughput and other revenues	$828,191	$762,238	$65,953
Operating expenses	210,719	202,481	8,238
Depreciation and amortization expense	178,802	179,088	(286)
Impairment loss	—	59,197	(59,197)
Segment operating income	$438,670	$321,472	$117,198

Pipeline segment revenues increased $66.0 million and throughputs increased 31,843 barrels per day for the year ended December 31, 2022, compared to the year ended December 31, 2021. Results for the first quarter of 2021 were negatively affected by Winter Storm Uri, which brought snow and damaging ice and caused widespread power outages in Texas and surrounding states in February 2021, as well as the lingering effects of COVID-19 restrictions. However, by the second quarter of 2021, demand had largely recovered to pre-pandemic levels. Revenues primarily increased due to the following:
•an increase in revenues of $61.6 million and an increase in throughputs of 82,596 barrels per day on our Permian Crude System, mainly due to increased customer production supplying this system and the completion of pipeline expansion projects, as well as the negative impacts on the first quarter of 2021 described above. The increase in revenues included an increase of $14.5 million due to higher commodity prices on PLA volumes sold and a $4.4 million adjustment to deferred revenue in the second quarter of 2022 resulting from higher expected tariff revenue on certain incentive pricing contracts;
•an increase in revenues of $5.7 million and an increase in throughputs of 7,768 barrels per day on our Three Rivers System, mainly due to an increase in demand in the markets served by our Nuevo Laredo and San Antonio pipelines in 2022 and the negative impacts on the first quarter of 2021 described above;
•an increase in revenues of $3.4 million and an increase in throughputs of 2,545 barrels per day on our Valley Pipeline, mainly due to higher demand in the markets served by this pipeline in 2022;
•an increase in revenues of $3.0 million on our Corpus Christi Crude Pipeline System, mainly due to increased volumes on certain of our pipelines in this system, despite lower overall throughputs of 37,808 barrels per day, mainly due to unfavorable market conditions on other pipelines in this system; and
•an increase in revenues of $1.3 million and an increase in throughputs of 1,526 barrels per day on our Houston Pipeline due to a new contract with a customer that began at the end of March 2021.

However, these increases were partially offset by the following:
•a decrease in revenues of $4.1 million and a decrease in throughputs of 4,322 barrels per day on our Ammonia Pipeline, due to scheduled maintenance on our pipeline in the third quarter of 2022 and unfavorable market conditions in 2022;
•a decrease in revenues of $2.6 million on the Ardmore System, mainly due to the expiration of a customer contract at the end of the first quarter of 2021; although throughputs on this system increased 7,055 barrels per day in 2022 due to the negative impacts in the first quarter of 2021 described above, these higher throughputs did not offset the decrease in revenues as more barrels were moved at lower average tariffs in 2022;
•a decrease in revenues of $1.3 million and a decrease in throughputs of 4,471 barrels per day on our East Pipeline, mainly due to the current backwardated market, which led to a decline in PLA volumes sold and the expiration of customer contracts; and
•a decrease in revenues of $0.7 million and a decrease in throughputs of 20,590 barrels per day on our McKee System pipelines, mainly due to operational issues at a customer’s refinery in 2022, including a planned turnaround in the third quarter of 2022, which had an even greater negative impact than the first quarter of 2021 impacts described above.

Operating expenses increased $8.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly due to an increase in power costs of $5.7 million, primarily on our Permian Crude System and various refined product pipelines, and an increase in maintenance and regulatory expenses of $1.6 million across various pipelines.

STORAGE SEGMENT
Our storage segment is comprised of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of December 31, 2022, we owned and operated 29 terminal and storage facilities in the United States and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. The following table sets forth information about our terminal and storage facilities as of December 31, 2022:

Facility	Tank Capacity
(Barrels)
Colorado Springs, CO	327,000
Denver, CO	110,000
Albuquerque, NM	250,000
Rosario, NM	167,000
Catoosa, OK	359,000
Abernathy, TX	161,000
Amarillo, TX	269,000
Corpus Christi, TX	410,000
Corpus Christi, TX (North Beach)	3,962,000
Edinburg, TX	345,000
El Paso, TX (a)	415,000
Harlingen, TX	286,000
Laredo, TX	218,000
San Antonio, TX (b)	379,000
Southlake, TX	569,000
Nuevo Laredo, Mexico	268,000
Central West Terminals	8,495,000

St. James, LA	9,906,000
Houston, TX	87,000
Gulf Coast Terminals	9,993,000

Los Angeles, CA	606,000
Pittsburg, CA	398,000
Selby, CA	2,672,000
Stockton, CA	818,000
Portland, OR	1,348,000
Tacoma, WA	391,000
Vancouver, WA (b)	775,000
West Coast Terminals	7,008,000

Benicia, CA	3,683,000
Corpus Christi, TX	4,030,000
Texas City, TX	3,141,000
Refinery Storage Tanks	10,854,000

Total	36,350,000
(a)We own a 67% undivided interest in the El Paso refined product terminal. The tank capacity represents the proportionate share of capacity attributable to our ownership interest.
(b)Location includes two terminal facilities.

Description of Terminal and Storage Facilities
Central West Terminals. Our Central West Terminals include terminals located in Texas, Oklahoma, New Mexico and Colorado, as well as one terminal located in Nuevo Laredo, Mexico, with an aggregate storage capacity of 8.5 million barrels. Most of these terminals are connected to our Central West Refined Product Pipelines. Our Corpus Christi North Beach terminal, located at the Port of Corpus Christi in Texas, has 4.0 million barrels of crude oil storage and supports our Corpus Christi Crude Pipeline System that transports crude oil from the Eagle Ford and Permian Basin regions to Corpus Christi for export or refineries owned by third parties. This facility also provides our customers with the flexibility to segregate and deliver crude oil and processed condensate and has access to four docks, including two private docks. We can accommodate Suezmax-class vessels and load crude oil onto marine vessels simultaneously on all four docks.

We refer to our pipelines that transport crude oil from the Eagle Ford and Permian Basin regions to Corpus Christi, together with our Corpus Christi North Beach terminal, as the Corpus Christi Crude System.

Gulf Coast Terminals. Our Gulf Coast Terminals have an aggregate storage capacity of 10.0 million barrels and include our St. James terminal, which is located on the Mississippi River near St. James, Louisiana, and one terminal located in Houston, Texas. Our St. James terminal has a total storage capacity of 9.9 million barrels and is located on almost 900 acres of land, some of which is undeveloped. The majority of the storage tanks and infrastructure are suited for light to medium crude oil, with certain tanks capable of fuel oil or heated crude oil storage. Additionally, the facility has one barge dock and two ship docks, and can accommodate exports up to Aframax-class vessels. Our St. James terminal is connected to (i) offshore pipelines in the Gulf of Mexico, (ii) long-haul pipelines that can receive crude oil from the Eagle Ford, Permian Basin, other domestic shale plays and Canada, and (iii) pipelines connecting to refineries in the Gulf Coast. The St. James terminal also has two unit train rail facilities that are served by the Union Pacific Railroad. Each facility has the capacity to simultaneously off-load 120 railcars, at a minimum, in a 24-hour period.

West Coast Terminals. Our West Coast Terminals include terminals located in California, Oregon and Washington, with an aggregate storage capacity of 7.0 million barrels. The largest of these terminals is our Selby, California terminal, with a total storage capacity of 2.7 million barrels. We have completed several renewable fuel storage projects at our West Coast Terminals over the last several years, and are able to receive and distribute renewable fuels across the West Coast, including renewable diesel, sustainable aviation fuel, ethanol, biodiesel and renewable feedstock. Our West Coast Terminals are connected to supply from various domestic and foreign sources.

Refinery Storage Tanks. We own crude oil storage tanks with an aggregate storage capacity of 10.9 million barrels that are physically integrated with and serve refineries owned by Valero Energy at Corpus Christi and Texas City, Texas and Benicia, California. We lease our refinery storage tanks to Valero Energy in exchange for a fixed fee.

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

Crude oil delivered to our St. James and Corpus Christi North Beach terminals will generally increase or decrease with crude oil production rates in western Canada and the Bakken, Permian and Eagle Ford shale plays. In addition, the market price relationship between various grades of crude oil impacts the demand for our unit train facilities at our St. James terminal. Prior to the COVID-19 pandemic, North American shale play production had increased exports of crude oil from Texas Gulf Coast ports, including our Corpus Christi North Beach facility, to destinations as close as the U.S. East Coast and as far away as Europe and Asia. Although the negative impact of COVID-19 has been partially mitigated by the low break-even point in the

Permian and Eagle Ford shale plays, our Corpus Christi exports have not returned to pre-pandemic levels due to lower global demand for refined products and crude oil and increased competition in crude oil export markets out of the U.S. Overall, refinery production rates, drilling activity and overall consumer demand in the U.S. rebounded in 2021, bringing demand for most of our terminal and storage facilities back to pre-pandemic levels. However, the detrimental impact of the pandemic, amplified by the Russia-Ukraine conflict, has continued to affect current global demand, resulting in a decline in crude oil exports from our Corpus Christi North Beach facility, and the current volatile and backwardated market has led to customers not renewing expiring contracts, mainly at our St. James terminal.

Demand for renewable diesel, renewable jet fuel, ethanol and other renewable fuels continues to grow in markets served by our West Coast terminals due to new regulations with aggressive carbon emissions reduction goals. As this demand growth is expected to continue, we have completed, and continue to develop, renewable fuel storage projects at our West Coast terminals to meet this demand.
Customers
We provide storage and terminalling services for crude oil, refined products and other products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The two largest customers of our storage segment accounted for approximately 33% and 14%, respectively, of the total revenues of the segment for the year ended December 31, 2022. No other customer accounted for a significant portion of the total revenues of the storage segment.

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
Terminal versatility is a function of the operator’s ability to offer complex handling requirements for diverse products. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt at and delivery from the terminal, all of which must comply with applicable environmental regulations. A terminal operator’s ability to obtain attractive pricing is often dependent on the quality, versatility and reputation of the facilities owned by the operator. Operators with versatile storage capabilities typically require less modification prior to usage, ultimately making the storage cost to the customer more attractive. On the West Coast, regulatory priorities continue to increase demand for renewable fuels in the region, while at the same time, obtaining permits for greenfield projects remains difficult, which both add more value to our existing assets.
Our crude oil refinery storage tanks are physically integrated with and serve refineries owned by Valero Energy, and we have entered into various agreements with Valero Energy governing the use of these tanks. As a result, we believe that we will not face significant competition for our services provided to those refineries.
Results of Operations
Dispositions. In the first quarter of 2022, we recognized a non-cash pre-tax impairment loss of $46.1 million related to our Point Tupper terminal facility, which was sold on April 29, 2022 (the Point Tupper Terminal Disposition). In the third quarter of 2021, we recorded non-cash asset and goodwill impairment losses of $95.7 million and $34.1 million, respectively, related to our Eastern U.S. Terminal Operations, which were sold on October 8, 2021 (the Eastern U.S. Terminals Disposition). Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of these dispositions.

Selby Terminal Fire. We recognized a gain from business interruption insurance of $4.0 million for the year ended December 31, 2021, which is included in “Operating expenses” in the consolidated statements of income (loss) and relates to a fire in October 2019 at our terminal facility in Selby, California.

The following table presents operating highlights for the storage segment:

	Year Ended December 31,
	2022	2021	Change
	(Thousands of Dollars, Except Barrel Data)
Storage Segment:
Throughput (barrels/day) (a)	480,129	516,094	(35,965)

Throughput terminal revenues	$110,591	$122,331	$(11,740)
Storage terminal revenues	223,958	305,337	(81,379)
Total revenues	334,549	427,668	(93,119)
Operating expenses	154,270	185,597	(31,327)
Depreciation and amortization expense	73,076	87,500	(14,424)
Goodwill impairment loss	—	34,060	(34,060)
Other impairment losses	46,122	95,711	(49,589)
Segment operating income	$61,081	$24,800	$36,281
(a)Prior period throughputs for our Corpus Christi North Beach terminal were restated consistent with current period presentation.

Throughput terminal revenues decreased $11.7 million and throughputs decreased 35,965 barrels per day for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly at our Corpus Christi North Beach terminal due to a decline in export demand and changes to a customer contract.

Storage terminal revenues decreased $81.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to:
•an aggregate decrease in revenues of $73.6 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022; and
•a decrease in revenues of $21.1 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market.

These decreases were partially offset by the following:
•an increase in revenues of $10.1 million at our West Coast Terminals, mainly at our Portland and Stockton terminals, primarily due to new contracts and higher throughput and handling fees;
•an increase in revenues of $1.6 million due to rate escalations on our refinery storage tanks; and
•an increase in revenues of $1.4 million at our Central West Terminals, mainly due to rate escalations and higher throughput and handling fees.

Operating expenses decreased $31.3 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an aggregate decrease in operating expenses of $46.6 million due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022. This decrease was partially offset by the following:
•increases in reimbursable expenses of $4.1 million, mainly at our St. James terminal;
•a $4.0 million recovery in the first quarter of 2021 for business interruption insurance related to the 2019 Selby terminal fire; and
•increases in compensation expense of $1.7 million, ad valorem taxes of $1.2 million, additive and chemical expenses of $1.1 million and maintenance and regulatory expenses of $1.0 million, across various terminals.

Depreciation and amortization expense decreased $14.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly due to the Eastern U.S. Terminals Disposition in October 2021 and the Point Tupper Terminal Disposition in April 2022.

FUELS MARKETING SEGMENT
The fuels marketing segment mainly includes our bunkering operations in the Gulf Coast, as well as certain of our blending operations associated with our Central East System. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The financial impacts of the derivative financial instruments associated with commodity price risk were not material for any periods presented. Fluctuations in global demand for crude oil, which was caused by many economic factors outside of our control, has caused volatility in commodity prices and volumes in 2022 and 2021, for our blending operations and bunker fuel sales.

Customers for bunker fuel sales are mainly ship owners, including cruise line companies, marketers and traders. In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel. One of our customers, a marketer of petroleum products, was the largest customer of our fuels marketing segment and accounted for approximately 16% of the total segment revenues for the year ended December 31, 2022. No other customer accounted for a significant portion of the total revenues of the fuels marketing segment for the year ended December 31, 2022.
Results of Operations
The following table presents operating highlights for the fuels marketing segment:

	Year Ended December 31,
	2022	2021	Change
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$520,486	$428,608	$91,878
Cost of goods	484,477	417,000	67,477
Gross margin	36,009	11,608	24,401
Operating expenses	2,473	427	2,046
Segment operating income	$33,536	$11,181	$22,355

Segment operating income increased $22.4 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly due to an increase of $12.4 million in gross margins from our bunkering operations and an increase of $11.4 million in gross margins from our blending and other product sales, both driven by higher fuel prices on product sales.

Operating expenses increased $2.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to a settlement of $1.7 million we received in the first quarter of 2021 for a credit loss that was previously written off.

LIQUIDITY AND CAPITAL RESOURCES

The following sections are included in Liquidity and Capital Resources:
•Overview
•Cash Flows
•Sources of Liquidity
•Material Cash Requirements

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

The following chart shows our sources and uses of cash for 2022 and 2021:

In 2022 and 2021, we were able to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows. We reduced our leverage to position ourselves to repurchase 6,900,000 of our Series D Cumulative Convertible Preferred Units in November 2022, representing approximately one-third of the outstanding units, using borrowings under our $1.0 billion unsecured revolving credit agreement.

For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows.

Our Series D Cumulative Convertible Preferred Units (Series D Preferred Units) become redeemable, at our option, beginning in 2023, which coincides with an increase in the distribution rate of those units. Beginning in 2028, the holders of the Series D Preferred Units have the option to require us to redeem their units, and we have taken steps to position ourselves to repurchase or redeem the Series D Preferred Units in advance of the possible mandatory redemption. We plan to redeem the remaining 16,346,650 of Series D Preferred Units outstanding in 2023 and 2024, which is several years ahead of the holders’ redemption option in 2028. We will also continue to evaluate other sources of liquidity to facilitate the planned redemption of the remaining Series D Preferred Units in 2023 and 2024.

We have no long-term debt maturities until 2025, and we expect to be able to access debt capital markets to refinance those maturities.

A discussion of our cash flows and other changes in financial position for 2020 can be found in Items 1., 2. and 7. “Business, Properties and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.

CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 8. “Financial Statements and Supplementary Data”).

	Year Ended December 31,
	2022	2021
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$527,549	$501,478
Investing activities	(84,365)	75,978
Financing activities	(434,953)	(725,579)
Effect of foreign exchange rate changes on cash	707	136
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,938	$(147,987)
For the years ended December 31, 2022 and 2021, net cash provided by operating activities exceeded our distributions to unitholders, reliability capital expenditures and strategic capital expenditures.

Net cash provided by operating activities increased by $26.1 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to higher net income and changes in working capital. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued interest payable balances, which vary depending on the timing of payments. Our working capital decreased by $0.7 million for the year ended December 31, 2022, compared to an increase of $14.1 million for the year ended December 31, 2021, mainly due to changes in the timing of payments related to accrued interest payable due to the repayment of senior notes in February and November 2021. Cash flows from operating activities for the years ended December 31, 2022 and 2021 include $1.3 million and $19.1 million, respectively, of insurance proceeds related to cleanup costs and business interruption from the 2019 Selby terminal fire.

For the year ended December 31, 2022, we recorded net cash used in investing activities of $84.4 million, compared to net cash provided by investing activities of $76.0 million for the year ended December 31, 2021, primarily due to lower proceeds from asset sales of $187.2 million, partially offset by a decrease in capital expenditures of $40.5 million. Cash flows from investing activities also include insurance proceeds related to the 2019 Selby terminal fire of $9.8 million for the year ended December 31, 2022, compared to $9.4 million for the year ended December 31, 2021.

Net cash used in financing activities decreased by $290.6 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, mainly due to net debt borrowings of $106.6 million for the year ended December 31, 2022, compared to net debt repayments of $412.7 million for the year ended December 31, 2021, mainly due to the timing of asset sales as proceeds were used to repay debt borrowings, and the repurchase of 6,900,000 of our Series D Preferred Units in November 2022.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
As of December 31, 2022, NuStar Logistics’ $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement) had $775.3 million available for borrowing and $220.0 million of borrowings outstanding. Letters of credit issued under the Revolving Credit Agreement totaled $4.7 million as of December 31, 2022. Letters of credit limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending December 31, 2022, the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) could not exceed 5.00-to-1.00 and the minimum consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. The Revolving Credit Agreement also contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. As of December 31, 2022, our consolidated debt coverage ratio was 3.98x and our consolidated interest coverage ratio was 2.17x.

On January 28, 2022, we amended and restated the Revolving Credit Agreement primarily to: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace London Interbank Offering Rate, or LIBOR, benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants. Following the amendment, borrowings under the Revolving Credit Agreement bear interest, at our option, at an alternate base rate or a SOFR rate, each as defined in the Revolving Credit Agreement.

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

Asset Sales
We utilized the proceeds from the Point Tupper Terminal Disposition in 2022 and the Eastern U.S. Terminals Disposition in 2021 to reduce debt and improve our debt metrics.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the year ended December 31:
2022	$107,855	$32,775	$140,630
2021	$140,867	$40,266	$181,133

Expected for the year ended December 31, 2023	$ 130,000 - 150,000	$ 25,000 - 35,000

Strategic capital expenditures for the years ended December 31, 2022 and December 31, 2021 mainly consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, as well as biofuel and other terminal projects at our West Coast Terminals. Reliability capital expenditures primarily related to maintenance upgrade projects at our terminals.

We expect our strategic capital expenditures for the year ended December 31, 2023 to include spending of approximately $60.0 million on expansion projects to accommodate production growth in the Permian Basin and approximately $25.0 million on projects to expand our renewable fuels network on the West Coast. We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand. Therefore, our actual capital expenditures for 2023 may increase or decrease from the expected amounts noted above.

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

The distribution rates on the outstanding Series D Preferred Units are as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units outstanding as of December 31, 2022 and 2021 totaled 16,346,650 and 23,246,650, respectively, as we repurchased an aggregate 6,900,000 of our Series D Preferred Units in November 2022. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash. If we fail to pay in full any Series D Preferred Unit distribution amount, then, until we pay such distributions in full, the applicable distribution rate for those distribution periods shall be increased by $0.048 per Series D Preferred Unit. We would also be subject to other requirements.

Distribution information on our Series D Preferred Units is as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
December 15, 2022 - March 14, 2023	$0.682	$11,148
September 15, 2022 - December 14, 2022	$0.682	$14,337
June 15, 2022 - September 14, 2022	$0.682	$15,854
March 15, 2022 - June 14, 2022	$0.682	$15,854
December 15, 2021 - March 14, 2022	$0.682	$15,854

Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of December 31, 2022	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference Per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010
September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

In January 2023, our board of directors declared quarterly distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on March 15, 2023.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Quarter ended:
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023
September 30, 2022	0.40	44,125	November 7, 2022	November 14, 2022
June 30, 2022	0.40	44,128	August 8, 2022	August 12, 2022
March 31, 2022	0.40	44,165	May 9, 2022	May 13, 2022
Year ended December 31, 2022	$1.60	$176,746

Year ended December 31, 2021	$1.60	$175,470

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of December 31, 2022
				(Thousands of Dollars)
Receivables Financing Agreement, 6.0% as of December 31, 2022	January 31, 2025			$80,900
Revolving Credit Agreement, 6.9% as of December 31, 2022	April 27, 2025			$220,000
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds, 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated notes, 10.8% as of December 31, 2022	January 15, 2043			$402,500

As reflected in the table below, certain series of GoZone Bonds in principal amounts totaling $75.0 million and $103.8 million contain a requirement for the bondholders to tender their bonds in exchange for 100% of the principal plus accrued and unpaid interest on June 1, 2025 and on June 1, 2030, respectively, after which these bonds will potentially be remarketed with a new interest rate established. The following table summarizes the GoZone Bonds outstanding as of December 31, 2022:

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

We believe that, as of December 31, 2022, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt agreements would be considered an event of default under other of our debt obligations.

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

December 31, 2022
(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$44,328
Long-term assets	$3,210,483
Current liabilities (a)	$120,633
Long-term liabilities, including long-term debt	$3,279,200
Series D preferred limited partners interests	$446,970
(a)Excluding $1,694.4 million of net intercompany payables due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $1,559.3 million as of December 31, 2022.

Year Ended December 31, 2022
(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues	$824,398
Operating income	$277,142
Interest expense, net	$(208,479)
Net income	$72,456

Revenues and net income for the non-guarantor subsidiaries totaled $858.8 million and $150.3 million, respectively, for the year ended December 31, 2022.

Contractual Obligations
The following table presents our contractual obligations and commitments as of December 31, 2022:

	Current	Long-Term
	(Thousands of Dollars)
Long-term debt maturities	$—	$3,275,540
Interest payments	224,970	1,631,462
Operating leases	7,535	79,649
Finance leases	6,366	68,380
Purchase obligations	7,643	19,762
Total	$246,514	$5,074,793

The interest payments calculated for our variable-rate, long-term debt are based on interest rates and the outstanding borrowings as of December 31, 2022. The interest payments on our fixed-rate debt are based on the stated interest rates and the outstanding borrowings as of December 31, 2022. Please see Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.
Our operating leases consist primarily of land and dock leases at various terminal facilities. Our finance leases consist primarily of a dock lease at our Corpus Christi North Beach terminal with a remaining term of approximately three years and three additional five-year renewal periods that also includes a commitment for minimum dockage and wharfage throughput volumes. Please see Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our operating and finance leases.

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

Series D Preferred Units Repurchase and Redemption Features
In November 2022, we repurchased an aggregate 6,900,000 of our Series D Preferred Units at a price per unit of $32.73 for an aggregate purchase price of $225.8 million, including approximately $3.4 million related to accrued distributions. We may redeem all or any portion of the remaining 16,346,650 Series D Preferred Units outstanding, in an amount not less than $50.0 million for cash at a redemption price equal to, as applicable: (i) $31.73 per Series D Preferred Unit, or up to $518.7 million, at any time on or after June 29, 2023 but prior to June 29, 2024; (ii) $30.46 per Series D Preferred Unit, or up to $497.9 million, at any time on or after June 29, 2024 but prior to June 29, 2025; (iii) $29.19 per Series D Preferred Unit, or up to $477.2 million, at any time on or after June 29, 2025; plus, in each case, the sum of any unpaid distributions on the applicable Series D Preferred Unit plus the distributions prorated for the number of days elapsed (not to exceed 90) in the period of redemption (Series D Partial Period Distributions). The holders have the option to convert the units prior to such redemption as discussed in Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.”

Additionally, at any time on or after June 29, 2028, each holder of Series D Preferred Units will have the right to require us to redeem all of the Series D Preferred Units held by such holder at a redemption price equal to $29.19 per Series D Preferred Unit, plus any unpaid Series D distributions plus the Series D Partial Period Distributions. If a holder of Series D Preferred Units exercises its redemption right, we may elect to pay up to 50% of such amount in common units (which shall be valued at 93% of a volume-weighted average trading price of the common units); provided, that the common units to be issued do not, in the aggregate, exceed 15% of NuStar Energy’s common equity market capitalization at the time.

Pension and Other Postretirement Benefit Plan Contributions
During 2022, we contributed $5.0 million and $0.5 million to our pension and postretirement benefit plans, respectively. In 2023, we expect to contribute approximately $10.1 million to our pension and postretirement benefit plans and will monitor our funding status to determine if any contributions are required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits. Pension and postretirement benefit plans funding beyond 2023 is uncertain as the funding varies from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

A change of 0.25% in the specified assumptions would have the following effects to our pension and postretirement benefit obligations and costs:

	Pension Benefits	Other Postretirement Benefits
	(Thousands of Dollars)
Increase in benefit obligation as of December 31, 2022 resulting from:
Discount rate decrease	$3,300	$400
Compensation rate increase	$500	n/a

(Decrease) increase in net periodic benefit cost for the year ending December 31, 2023 resulting from:
Discount rate decrease	$(100)	$—
Expected long-term rate of returns on plan assets decrease	$400	n/a
Compensation rate increase	$100	n/a

Please see Notes 2 and 21 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Environmental, Health and Safety
As described below under “Environmental, Health, Safety and Security Regulation,” our operations in the U.S. and Mexico are subject to extensive international, federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels, climate change and greenhouse gases. Our operations are also subject to extensive health, safety and security laws and regulations, including those relating to worker and pipeline safety, pipeline and storage tank integrity and operations security.

Because more stringent environmental and safety laws and regulations are continuously being enacted or proposed, the level of expenditures required for environmental, health and safety matters is expected to increase in the future.

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2022 and 2021 are included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” We believe that we have adequately accrued for our environmental exposures.

HUMAN CAPITAL

We strive to make NuStar a safe, positive, inclusive and rewarding workplace, with competitive compensation, benefits and health and wellness programs and opportunities for our employees to grow and develop in their careers.

Our Employees
As of December 31, 2022, we had 1,167 employees, of which 1,156 are based in the United States and 11 are based in Mexico. Only 1.1 percent of our 1,167 employees are represented under collective bargaining agreements. In the United States, 477 of our employees work at our headquarters in San Antonio, Texas, with the remaining 679 employees working at other locations.

We believe that having a workforce composed of diverse employees with wide-ranging backgrounds, experiences and ideas makes our company stronger. As of December 31, 2022:
•19.4% of all of our employees and 29.8% of our employees at senior manager level and above are female; and
•33.2% of our U.S. employees and 23.8% of our U.S. employees at senior manager level and above are minorities (as defined by the U.S. Equal Opportunity Employment Commission).

Employee Benefits and NuStar’s Culture
We provide opportunities for our employees to develop and enhance their skills through defined career paths, professional training, educational reimbursement and leadership and development programs, as well as regular training regarding safety, operations, ethics (including our Code of Business Conduct and Ethics), human resources topics and cybersecurity. In addition, we support our employees by providing competitive compensation and benefits.

We benchmark our compensation programs through market surveys to help offer competitive packages to attract and retain high-performing employees. Our compensation department also evaluates company-wide racial and gender equity by job-profile each time an employee is hired or recommended for a promotion — this helps to ensure that compensation levels are equitable for all employees regardless of race or gender.

Our benefits and health and wellness programs include life and health insurance (medical, dental and vision), prescription drug benefits, flexible spending accounts, paid sick leave, vacation, short-term and long-term disability, mental and behavioral health resources, retirement benefits (including 401(k) and pension benefits), educational reimbursement, a disaster relief fund that provides cash grants (that do not have to be repaid) to employees undergoing difficult circumstances, an employee assistance program and employee recognition programs. We also are committed to supporting the communities in which we operate, and we organize opportunities for our employees to participate in and enrich our communities through a variety of initiatives, such as fundraising activities, community clean-up projects and educational programs.

Our culture is driven by our nine guiding principles: safety; integrity; commitment; make a difference; teamwork; respect; communication; excellence; and pride. We believe that these principles are the building blocks for our success and have helped us to recruit and retain our employees and make NuStar a great place to work. We have been recognized on FORTUNE’S “100 Best Companies to Work For” list 12 times, FORTUNE’S “Best Workplaces for Millennials” list five times, the “Best Places For Working Parents” list three times, and Latino Leader Magazine’s “Best Companies for Latinos to Work” list three times. We also were recognized as a top employer by regional and local publications, including being recognized as a top employer in Texas by FORTUNE. Many of these awards are based on confidential surveys of our employees. In addition, we monitor our ability to retain our employees through our voluntary turnover rate (the percentage of our total employees who voluntarily leave our company, other than through retirement). As of December 31, 2022, our voluntary turnover rate over the last five years has averaged 3.7%, and 224 of our employees have been employed by NuStar or predecessor entities for at least 20 years.

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

We are proud of NuStar’s safety performance. Our safety statistics have been substantially better than those reported by the U.S. Bureau of Labor Statistics (BLS) for our industries. Our 2022 total recordable incident rate (TRIR) of 0.23 was 17.4 times better than the 4.0 average most recently reported by BLS for the bulk terminals industry and 2.6 times better than the 0.60 average most recently reported by BLS for the pipeline transportation industry. Our 2022 days away, restricted or transferred rate (DART) of 0.23 was 13.9 times better than the 3.20 average most recently reported by BLS for the bulk terminals industry and 1.7 times better than the 0.4 average most recently reported by BLS for the pipeline transportation industry. NuStar also participates in the Occupational Safety and Health Administration’s (OSHA) Voluntary Protection Program (VPP), which promotes effective worksite health and safety. Achieving VPP Star status requires rigorous OSHA review and audit, and requires recertification every three to five years. As of December 31, 2022, approximately 91% of our eligible U.S. terminals have attained VPP Star status. NuStar also has received the International Liquids Terminals Association’s Safety Excellence Award 12 times. Throughout the COVID-19 pandemic, we continued to focus on safety and have taken measures to protect our employees and maintain safe, reliable operations.

Sustainability Report
We publish a Sustainability Report, which covers topics similar to those described above, including our guiding principles; operations and economic impact; environmental and safety programs; sustainability; renewable fuels-related services; policies and statistics (including greenhouse gas emissions disclosures); employee engagement, development and training; diversity and inclusion; community involvement and development; recent awards; human rights and landowner relations; risk management; cybersecurity; and governance. Our Sustainability Report can be viewed at https://sustainability.nustarenergy.com. Our Sustainability Report and the information contained on our website are not part of this Annual Report on Form 10-K, are not “soliciting materials,” are not deemed filed with the SEC and are not to be incorporated by reference into any of NuStar Energy’s filings under the Securities Act of 1933 or the Securities Act of 1934, as amended, respectively.

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

RATE REGULATION

Several of our crude oil and refined products pipelines are interstate common carrier pipelines, which are subject to regulation by the FERC under the Interstate Commerce Act (ICA) and the Energy Policy Act of 1992 (the EP Act). The ICA and its implementing regulations give the FERC authority to regulate the rates charged for service on interstate common carrier pipelines and generally require the rates and practices of interstate liquids pipelines to be just, reasonable, not unduly discriminatory and not unduly preferential. The ICA also requires tariffs that set forth the rates a common carrier pipeline charges for providing transportation services on its interstate common carrier liquids pipelines, as well as the rules and regulations governing these services, to be maintained on file with the FERC and posted publicly. The EP Act deemed certain rates in effect prior to its passage to be just and reasonable and limited the circumstances under which a complaint can be made against such “grandfathered” rates. The EP Act and its implementing regulations also allow interstate common carrier liquids pipelines to annually index their rates up to a prescribed ceiling level and generally require that such pipelines index their rates down to the prescribed ceiling level if the index is negative. In addition, the FERC retains cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach.

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

ENVIRONMENTAL, HEALTH, SAFETY AND SECURITY REGULATION

Our operations are subject to extensive international, federal, state and local environmental laws and regulations, in the U.S. and in Mexico, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels, climate change and greenhouse gases. In 2022, our capital expenditures attributable to compliance with environmental regulations were $5.9 million, and we currently project environmental regulatory compliance spending of approximately $6.3 million in 2023.

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

Although we take proactive steps to protect our company, systems and data from cyberattacks, such as implementing multiple layers of security, segregated systems and user access, antivirus tools, vulnerability scanning, monitoring and patch management, regular employee training, phishing tests, penetration tests, internal risk assessments, independent third-party assessments, tabletop exercises to test our incident response plan, enhanced cyber diligence of vendors and physical security measures, all companies are at risk of a cyberattack. Due to the continued acceleration of cyberattacks, generally and against our industry, regulatory actions by federal, state and local governmental agencies in the U.S. and in Mexico have increased. Although we believe that we have robust cybersecurity procedures and other safeguards in place, we cannot guarantee their effectiveness, and a significant failure, compromise, breach or interruption in our systems or those of our customers or vendors could have a material effect on our operations and the operations of our customers and vendors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accounting policies below are considered critical due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management’s assumptions. The critical accounting policies should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” which summarizes our significant accounting policies.
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

We recorded long-lived asset impairment charges of $154.9 million in 2021. Please refer to Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” for discussion of the impairment charges.
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
We recorded a goodwill impairment charge of $34.1 million for the year ended December 31, 2021. Please refer to Notes 4 and 10 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” for additional information.

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

ITEM 1A.    RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our business.
The operation of our assets and the execution of capital projects require significant expenditures for labor, materials, property, equipment and services. As a result, such costs may increase during periods of high inflation, including as a result of rising commodity prices, supply chain disruptions and tight labor markets. Recent inflationary pressures affecting the general economy and the energy industry have increased our expenses and capital costs, and those costs may continue to increase. While we expect our pipeline systems to benefit from the positive revenue impact of our tariff indexation increases, we may not be able to pass all of these increased costs to our customers in the form of higher fees for our services, and, if so, our revenues and operating margins would be reduced. Prior to adjustments to applicable rates, material cost increases may affect our operating margins, even if margins in subsequent periods may be normalized following applicable rate adjustments. Accordingly, increased costs during periods of high inflation that are not passed through to customers or offset by other factors may have a material adverse effect on our financial position, results of operations and cash flows.

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

It is possible that one or more of the factors listed above, which may be further impacted by the lingering impact of the COVID-19 pandemic or other public health crises, as well as the actions of oil-producing nations, may reduce our available cash to such an extent that we are unable to pay distributions at the current level or at all in a given quarter. Cash distributions to our unitholders depend primarily upon our cash flows, including cash flows from reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items; in other words, we may be able to make cash distributions during periods in which we record net losses and may not be able to make cash distributions during periods in which we record net income.

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
•events that negatively impact global economic activity, travel and demand generally, such as occurred in response to the COVID-19 pandemic;
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

Failure to retain or replace current customers and renew existing contracts on comparable terms to maintain utilization of our pipeline and storage assets at current or more favorable rates could reduce our revenue and cash flows to levels that adversely affect our ability to make quarterly distributions to our unitholders.
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
From time to time, the domestic and global financial markets and economic conditions are volatile and disrupted by a variety of factors, including low consumer confidence, high unemployment, geoeconomic and geopolitical issues, weak economic conditions, uncertainty in the market and negative sentiment toward fossil fuel energy-related companies generally, or master limited partnerships specifically. For example, during the COVID-19 pandemic, global financial markets have experienced significant volatility, which is expected to continue during the pendency of the pandemic. In addition, there are fewer investors and lenders for master limited partnership debt and equity capital market issuances than there are for corporate issuances, and negative public sentiment toward the fossil fuel energy industry has led some investors and lenders to reduce or cease investing in and lending to fossil fuel energy companies. As a result, the cost of raising capital has increased, the availability of funds has diminished and certain lenders have, and others may, refuse to refinance existing debt on similar terms or at all and reduce, or in some cases cease to provide, funding to borrowers such as us.

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
As of December 31, 2022, our consolidated debt was $3.3 billion, and we have the ability to incur more debt. In addition to any potential direct financial impact of our debt, a material increase to our debt or other adverse financial factors would likely be viewed negatively by credit rating agencies, which could result in ratings downgrades, increased costs or inability for us to access the capital markets and an increase in interest rates on amounts borrowed under our revolving credit agreement and an increase in certain fees on our accounts receivable securitization program.

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
We have significant exposure to increases in interest rates through variable rate provisions in certain of our debt instruments and our Series A, Series B and Series C preferred units. At December 31, 2022, we had approximately $3.3 billion of consolidated debt, of which $2.6 billion was at fixed interest rates and $0.7 billion was at variable interest rates. In addition, the distribution rates on our Series A, Series B and Series C preferred units converted from a fixed rate to a floating rate in December 2021, June 2022 and December 2022, respectively. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates and uncertainty regarding the floating rates referenced in our variable rate debt instruments and preferred units could adversely affect the value of those financing arrangements. Please see “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

Furthermore, although we have positioned ourselves to self-fund all of our expenses, distribution requirements and capital expenditures for 2023 using internally generated cash flows as we did for the full-year 2022 and 2021, we funded our strategic capital expenditures and any acquisitions prior to 2021 primarily from borrowings under our revolving credit agreement, funds raised through debt or equity offerings and/or sales of non-strategic assets. An increase in interest rates may also have a negative impact on our ability to access the capital markets at economically attractive rates.

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

Like other companies, we recognize that, despite our security measures, we remain subject to cybersecurity incidents due to attacks from a variety of external threat actors, internal employee error or malfeasance and cybersecurity incidents suffered by our service providers, vendors or customers. In addition, in connection with precautions during the COVID-19 pandemic, many of our employees and those of our service providers, vendors and customers began working, and some have continued to work, from home or other remote-work locations, where cybersecurity protections may be less robust and cybersecurity procedures and safeguards may be less effective. Moreover, certain attacker techniques and goals, such as surveillance, intelligence gathering or extended reconnaissance, may remain undetected for an extended period of time, which can increase the breadth and negative impact of an incident. A significant failure, compromise, breach or interruption in our systems or those of third parties critical to our operations could result in a disruption of our operations; physical damage to our assets or the environment; physical, financial, or other harm to employees or others; safety incidents; damage to our reputation; loss of customers or revenues; increased costs for remedial actions; and potential litigation or regulatory fines. Failures, interruptions and similar events that result in the loss or improper disclosure of information maintained in our systems and networks or those of our vendors, including personnel, customer and vendor information, have in the past and may in the future require reporting under relevant contractual obligations and laws and regulations protecting personal data and privacy and could also subject us to litigation or other liability under relevant contractual obligations, laws and regulations. Our financial results could also be adversely affected if our systems are breached or an employee, vendor or customer causes our systems to fail, either as a result of inadvertent error or deliberate tampering with or manipulation of our systems.

Due to the continued acceleration of cyberattacks, generally and against our industry, regulatory actions by federal, state and local governmental agencies in the United States and in Mexico have increased. Evolving laws and regulations governing cybersecurity and data privacy and protection pose increasingly complex compliance challenges. Although we believe that we have robust cybersecurity procedures and other safeguards in place, we cannot guarantee their effectiveness, and a significant failure, compromise, breach or interruption in our systems or those of our customers or vendors could have a material effect on our operations and the operations of our customers and vendors. As threats continue to evolve and cybersecurity and data privacy and protection laws and regulations continue to develop, we have spent and expect to continue spending additional resources to continue to enhance our cybersecurity, data protection, business continuity and incident response measures, to investigate and remediate any vulnerabilities to, or consequences of, cyber incidents, as well as on regulatory compliance.

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
Federal and state legislative and regulatory initiatives in the United States, as well as international efforts, have attempted to and will continue to address climate change and control or limit emissions of greenhouse gases. For example, the United States is now a party to the Paris Agreement and has established an economy-wide target of reducing its net greenhouse gas emissions by 50-52 percent below 2005 levels in 2030 and achieving net zero greenhouse gas emissions economy-wide by no later than 2050. The United States has also established a goal to reach 100 percent carbon emissions-free electricity by 2035. Furthermore, many state and local leaders have stated their intent to increase efforts to control or limit emissions of greenhouse gases. To this end, climate change laws or regulations enacted by the United States and other political bodies that increase costs, reduce demand or otherwise impede our operations, could, directly or indirectly, have an adverse effect on our business. Specifically, certain regulatory changes have restricted, and future changes could restrict, our ability to expand our operations and have increased, and in the future could increase, our costs to operate and maintain our existing facilities by requiring that we measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our emissions, pay taxes related to our emissions or administer and manage an emissions program, among other things. The passage of climate change legislation and interpretation and action of federal and state regulatory bodies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for transportation and storage. These developments could have adverse effects on our business, financial position, results of operations and prospects.

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

Our operations are subject to federal, state and local laws and regulations, in the U.S. and in Mexico, relating to environmental, health, safety and security that require us to make substantial expenditures.
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
A portion of our revenues are generated from our assets located in northern Mexico. Our operations are subject to various risks unique to Mexico that could have a material adverse effect on our business, results of operations and financial condition, including political and economic instability from civil unrest; labor strikes; war and other armed conflict; inflation; currency fluctuations, devaluation and conversion restrictions or other factors. Any deterioration of social, political, labor or economic conditions, including the increasing threat of terrorist organizations and drug cartels in Mexico, or affecting a customer with whom we do business, as well as difficulties in staffing, obtaining necessary equipment and supplies and managing foreign operations, may adversely affect our operations or financial results. We are also exposed to the risk of foreign and domestic governmental actions that may: impose additional costs on us; delay permits or otherwise impede our operations; limit or disrupt markets for our operations, restrict payments or limit the movement of funds; impose sanctions on or otherwise restrict our ability to conduct business with certain customers or persons or in certain countries; or result in the deprivation of contract rights. Our operations outside the United States may also be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and foreign laws prohibiting corrupt payments, as well as travel restrictions and import and export regulations.

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

We are able to use various FERC-authorized rate change methodologies for our interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. On December 17, 2020, the FERC established the index level for the five-year period commencing July 1, 2021, which will end on June 30, 2026, at the Bureau of Labor’s producer price index for finished goods (PPI-FG) plus 0.78%. On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21%, effective March 1, 2022 through June 30, 2026. FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. Pending appellate review could result in a further change to the index.

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
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2022, our power costs equaled approximately $51.6 million, or 14% of our operating expenses for the year. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies. Requirements for utilities to use less carbon intensive power or to add pollution control devices also could cause our power costs to increase and our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

We may be adversely affected by changes in the method of determining the London Interbank Offering Rate (LIBOR) or the replacement of LIBOR with an alternative reference rate, such as the Secured Overnight Financing Rate (SOFR).
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

In addition, in March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. This law provides a statutory fallback mechanism to replace LIBOR with a benchmark rate that is selected by the Federal Reserve Board and based on SOFR for certain contracts that reference LIBOR without adequate fallback provisions providing for a clearly defined replacement benchmark. On December 16, 2022, the Federal Reserve Board adopted a final rule to implement the LIBOR Act and established benchmark rates based on SOFR to replace LIBOR contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR after June 30, 2023. The regulations include provisions that (i) provide a mechanism for the automatic replacement of LIBOR with the benchmark rate selected by the Federal Reserve Board; (ii) clarify who may contractually select a benchmark replacement for LIBOR; and (iii) ensure that contracts transitioning to the replacement benchmark rate selected by the Federal Reserve Board will not be interrupted or terminated following the replacement of LIBOR.

Following the amendment and restatement of our revolving credit agreement and the amendment of our accounts receivable securitization program on January 28, 2022, to replace LIBOR with SOFR as the benchmark rate, we had approximately $0.4 billion of variable-rate indebtedness using LIBOR as a benchmark for establishing the interest rate. In addition, the distribution rates on our Series A, Series B and Series C preferred units converted from a fixed rate to a floating rate based on LIBOR in December 2021, June 2022 and December 2022, respectively. Although our variable rate indebtedness and Series A, Series B and Series C preferred units contain certain alternative calculation measures if LIBOR is no longer published, we are unable to unilaterally change the LIBOR-based rates on our variable rate indebtedness and Series A and Series B preferred units to a replacement benchmark rate without the consent of the holders of the variable rate indebtedness, the holders of 66-2/3% of each of the Series A and Series B preferred units, and we may not be able to do so on terms favorable to us. We do not anticipate seeking or obtaining consent of holders of the Series A and Series B preferred units. In accordance with the LIBOR Act, we expect that the floating rate based on LIBOR with respect to the Series A and Series B preferred units will be replaced with the 3-month SOFR plus a credit spread adjustment. The calculation agent for the Series C preferred units is able to select a replacement benchmark for LIBOR, however, such election may not be made in a manner favorable to us. Furthermore, given SOFR’s limited history and potential volatility as compared to other benchmark or market rates, the future performance of SOFR cannot be predicted based on historical performance. The consequences of the transition away from LIBOR and the use of SOFR cannot be entirely predicted but could include an increase in the cost of our variable-rate indebtedness, our Series A, Series B and Series C preferred units and other commercial arrangements tied to LIBOR.

An impairment of goodwill or long-lived assets could reduce our earnings.
As of December 31, 2022, we had $0.7 billion of goodwill and $3.9 billion of long-lived assets, including property, plant and equipment, net and intangible assets, net. U.S. generally accepted accounting principles requires us to test both goodwill and long-lived assets for impairment when events or circumstances occur indicating that either goodwill or long-lived assets might be impaired and, in the case of goodwill, at least annually. Charges to impair our goodwill or our long-lived assets reduce earnings and partners’ capital. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business, which could cause us to record an impairment charge to reduce the value of goodwill. Similarly, any event or change in circumstances that causes the carrying value of our long-lived assets to no longer be recoverable may require us to record an impairment charge to reduce the value of our long-lived assets.

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

Tax gain or loss on the disposition of our common units could be different than expected.
A unitholder who sells units will recognize a gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those units. Prior distributions to the unitholder in excess of the total net taxable income with respect to a common unit will reduce the unitholder’s tax basis in that unit. As a result, the selling unitholder can recognize a gain if such unit is sold at a price greater than the unitholder’s tax basis in that unit, even if the price the unitholder receives is less than the unit’s original cost. A substantial portion of the amount realized, even if there is a net taxable loss realized on the sale, may be ordinary income to the selling unitholder. In addition, because the amount realized will include a unitholder’s share of our nonrecourse liabilities, a unitholder may incur a tax liability upon a sale of common units in excess of the amount of cash it receives from the sale.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor. Quarterly distributions made to our non-U.S. unitholders will also be subject to withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The determination of cumulative net income is complex and unclear in certain respects, and we intend to treat all of our distributions as being in excess of our cumulative net income for such purposes and subject to the additional 10% withholding tax. The Treasury regulations further provide that these rules will generally not apply to transfers of, or distributions on, interests in a publicly traded partnership occurring before January 1, 2023, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Current and prospective non-U.S. unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common and preferred units.

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

A holder of preferred units will be required to recognize gain or loss on a sale of preferred units equal to the difference between the amount realized by such holder and such holder’s tax basis in the preferred units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such preferred units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a preferred unit will generally be equal to the sum of the cash and the fair market value of other property paid to acquire such preferred unit. Gain or loss recognized on the sale or exchange of a preferred unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of preferred units will generally not be allocated a share of our items of depreciation, depletion or amortization, it is not anticipated that such holders would be required to recharacterize any portion of their gain as ordinary income as a result of the recapture rules.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 3.    LEGAL PROCEEDINGS

We incorporate by reference into this Item 3 our disclosures in Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” under the caption, “Contingencies.”

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Series D Preferred Units
On November 16, 2022, NuStar Energy L.P. entered into agreements with EIG Nova Equity Aggregator, L.P and FS Energy and Power Fund to repurchase an aggregate 6,900,000 of our Series D Cumulative Convertible Preferred Units (Series D Preferred Units) at a price per unit of $32.73 for an aggregate purchase price of $225.8 million, including approximately $3.4 million related to accrued distributions. These transactions closed on November 22, 2022. The number of Series D Preferred Units outstanding as of December 31, 2022 and 2021, totaled 16,346,650 and 23,246,650, respectively.

Series A, B and C Preferred Units
Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of December 31, 2022	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference Per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Common Units
Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 9, 2023, we had 360 holders of record of our common units.

Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners each quarter. This term is defined in the partnership agreement generally as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion.

Please see Notes 17 and 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Series D Preferred Units, Series A, B and C Preferred Units and common units.

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

The following graph compares the cumulative five-year total return provided to holders of NuStar Energy’s common units relative to the cumulative total returns of the S&P 500 index and the Alerian MLP index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units and in each of the indexes on December 31, 2017, and its relative performance is tracked through December 31, 2022.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among NuStar Energy L.P., the S&P 500 Index
and Alerian MLP Index

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
NuStar Energy L.P.
S&P 500 Index
Alerian MLP Index

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

	As of December 31,
	2017	2018	2019	2020	2021	2022
NuStar Energy L.P.	100.00	77.87	105.15	66.01	80.23	89.42
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
Alerian MLP Index	100.00	87.58	93.32	66.55	93.28	122.12

Sales of Unregistered Securities
During the fourth quarters of 2022, 2021 and 2020 and the first quarter of 2020, NuStar Energy issued an aggregate of 3,120 common units, 5,509 common units, 11,384 common units and nine common units, respectively, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, upon the vesting of outstanding awards under a long-term incentive plan.

ITEM 6.    RESERVED

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	December 31, 2022
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,478,720
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$300,900	$—	$—	$402,500	$703,400	$690,944
Weighted-average rate	—	—	6.7%	—	—	10.8%	9.0	—

	December 31, 2021
	Expected Maturity Dates
	2022	2023	2024	2025	2026	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$—	$600,000	$500,000	$1,472,140	$2,572,140	$2,858,794
Weighted-average rate	—	—	—	5.8%	6.0%	6.0%	6.0%	—
Variable-rate debt	$—	$194,300	$—	$—	$—	$402,500	$596,800	$600,359
Weighted-average rate	—	2.5%	—	—	—	6.9%	5.4%	—

Series A, B and C Preferred Units
Distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on these units converted to a floating rate of the applicable LIBOR plus a spread on December 15, 2021, June 15, 2022 and December 15, 2022, respectively. Based upon the 9,060,000 Series A Preferred Units, 15,400,000 Series B Preferred Units and 6,900,000 Series C Preferred Units outstanding at December 31, 2022 and the $25.00 liquidation preference per unit, a change of 1.0% in interest rates would increase or decrease the annual distributions on our Series A, B and C Preferred Units by an aggregate amount of $7.8 million. Please see Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Series A, B and C Preferred Units.

COMMODITY PRICE RISK
Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P.’s internal control over financial reporting as of December 31, 2022. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 53.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and partners’ equity and mezzanine equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Identification of triggering events related to the recoverability of certain long-lived assets or asset groups
As discussed in Note 2, the Partnership tests long-lived assets, including property, plant, and equipment, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. The Partnership evaluates recoverability using undiscounted estimated net cash flows generated by the related asset or asset group considering the intended use of the asset. The balance of property, plant, and equipment, net as of December 31, 2022 was $3,403 million, or 68% of total assets, of which certain assets or asset groups were not supported by existing revenue generating contacts or have not historically had consistent revenue generating activities.

We identified the assessment of the identification of triggering events related to the recoverability of certain long-lived assets or asset groups as a critical audit matter. Challenging auditor judgment was required to assess the identification of triggering events for certain long-lived assets or asset groups that were not supported by existing revenue generating contracts or have not historically had consistent revenue generating activities. Specifically, this assessment included the evaluation of subjective qualitative considerations, such as alternative customers and alternative uses for the asset or asset group, and the Partnership's intent for the asset or asset group.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership's triggering event assessment. This included controls over the identification of long-lived asset groups that would be at greater risk for a triggering event and evaluation of the qualitative considerations in assessing the identification of a triggering event. We examined the Partnership's analysis of the long-lived assets and asset groups identified to be evaluated for a potential triggering event and assessed the factors considered in determining the identification of a triggering event. Specifically, we evaluated the Partnership's assessment of the factors considered, including alternative customers, alternative uses for the assets or asset group, and the Partnership's intent for the assets or asset group by evaluating internal and external documentation. Documentation evaluated included internal presentations, draft customer contracts, publicly available market data, and communications between the Partnership and potential customers.

We have served as the Partnership’s auditor since 2004.

/s/ KPMG LLP

San Antonio, Texas
February 23, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors of NuStar GP, LLC
and Unitholders of NuStar Energy L.P.:

Opinion on Internal Control Over Financial Reporting
We have audited NuStar Energy L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), cash flows, and partners’ equity and mezzanine equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Antonio, Texas
February 23, 2023

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,489	$5,637
Accounts receivable, net	149,971	135,126
Inventories	15,397	16,644
Prepaid and other current assets	24,067	27,135
Total current assets	203,924	184,542
Property, plant and equipment, at cost	5,733,685	5,728,848
Accumulated depreciation and amortization	(2,330,602)	(2,187,206)
Property, plant and equipment, net	3,403,083	3,541,642
Intangible assets, net	513,696	557,785
Goodwill	732,356	732,356
Other long-term assets, net	120,627	140,007
Total assets	$4,973,686	$5,156,332

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$67,765	$82,446
Current portion of finance leases	4,416	3,848
Accrued interest payable	37,607	34,139
Accrued liabilities	76,072	79,818
Taxes other than income tax	10,607	14,475
Total current liabilities	196,467	214,726
Long-term debt, less current portion of finance leases	3,293,415	3,183,555
Deferred income tax liability	3,219	11,831
Other long-term liabilities	131,299	147,956
Total liabilities	3,624,400	3,558,068

Commitments and contingencies (Note 14)

Series D preferred limited partners (16,346,650 and 23,246,650 units outstanding as of December 31, 2022 and 2021, respectively) (Note 17)	446,970	616,439

Partners’ equity (Note 18):
Preferred limited partners:
Series A (9,060,000 units outstanding as of December 31, 2022 and 2021)	218,307	218,307
Series B (15,400,000 units outstanding as of December 31, 2022 and 2021)	371,476	371,476
Series C (6,900,000 units outstanding as of December 31, 2022 and 2021)	166,518	166,518
Common limited partners (110,818,718 and 109,986,273 common units outstanding as of December 31, 2022 and 2021, respectively)	177,620	299,502
Accumulated other comprehensive loss	(31,605)	(73,978)
Total partners’ equity	902,316	981,825
Total liabilities, mezzanine equity and partners’ equity	$4,973,686	$5,156,332
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Service revenues	$1,120,249	$1,157,410	$1,205,494
Product sales	562,974	461,090	276,070
Total revenues	1,683,223	1,618,500	1,481,564

Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	364,989	388,078	403,579
Depreciation and amortization expense	251,878	266,588	276,476
Total costs associated with service revenues	616,867	654,666	680,055
Costs associated with product sales	486,947	417,413	256,066
Goodwill impairment losses	—	34,060	225,000
Other impairment losses	46,122	154,908	—
General and administrative expenses (excluding depreciation and amortization expense)	117,116	113,207	102,716
Other depreciation and amortization expense	7,358	7,792	8,625
Total costs and expenses	1,274,410	1,382,046	1,272,462

Operating income	408,813	236,454	209,102
Interest expense, net	(209,009)	(213,985)	(229,054)
Loss on extinguishment of debt	—	—	(141,746)
Other income (expense), net	26,182	19,644	(34,622)
Income (loss) before income tax expense	225,986	42,113	(196,320)
Income tax expense	3,239	3,888	2,663
Net income (loss)	$222,747	$38,225	$(198,983)

Basic and diluted net income (loss) per common unit (Note 19)	$0.36	$(0.99)	$(3.15)
Basic and diluted weighted-average common units outstanding	110,341,206	109,585,635	109,155,117
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Thousands of Dollars)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$222,747	$38,225	$(198,983)
Other comprehensive income (loss):
Foreign currency translation adjustment (Note 18)	41,823	601	1,410
Net (loss) gain on pension and other postretirement benefit adjustments, net of income tax (expense) benefit of ($24), ($61) and $28	(1,556)	16,413	(4,144)
Change in unrealized loss on cash flow hedges	—	—	(30,291)
Reclassification of loss on cash flow hedges to interest expense, net	2,106	5,664	4,265
Total other comprehensive income (loss)	42,373	22,678	(28,760)
Comprehensive income (loss)	$265,120	$60,903	$(227,743)
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$222,747	$38,225	$(198,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	259,236	274,380	285,101
Amortization of unit-based compensation	13,781	14,209	11,477
Amortization of debt related items	10,267	12,490	11,463
(Gain) loss from sale or disposition of assets	(2,785)	(61)	38,084
Gain from insurance recoveries	(16,366)	(14,860)	—
Goodwill impairment losses	—	34,060	225,000
Other impairment losses	46,122	154,908	—
Loss on extinguishment of debt	—	—	141,746
Deferred income tax (benefit) expense	(946)	(1,369)	212
Changes in current assets and current liabilities (Note 20)	737	(14,147)	11,928
Decrease (increase) in other long-term assets	1,091	9,867	(8,101)
(Decrease) increase in other long-term liabilities	(1,579)	(6,636)	7,920
Other, net	(4,756)	412	151
Net cash provided by operating activities	527,549	501,478	525,998

Cash flows from investing activities:
Capital expenditures	(140,630)	(181,133)	(198,079)
Change in accounts payable related to capital expenditures	(12,786)	1,264	(10,645)
Proceeds from insurance recoveries	9,777	9,372	—
Proceeds from sale or disposition of assets	59,274	246,475	110,640
Net cash (used in) provided by investing activities	(84,365)	75,978	(98,084)

Cash flows from financing activities:
Proceeds from Term Loan, net of discount and issuance costs	—	—	463,045
Proceeds from note offerings, net of issuance costs	—	—	1,182,035
Proceeds from other long-term debt borrowings	989,900	977,000	883,748
Proceeds from short-term debt borrowings	—	—	52,000
Term Loan repayment, including debt extinguishment costs	—	—	(601,316)
Other long-term debt repayments	(883,300)	(1,389,700)	(1,813,963)
Repurchase of Series D preferred limited partner units	(222,387)	—	—
Short-term debt repayments	—	—	(57,500)
Distributions to preferred unitholders	(127,299)	(127,551)	(124,622)
Distributions to common unitholders	(176,413)	(175,263)	(196,203)
Payments for termination of interest rate swaps	—	—	(49,225)
Payment of tax withholding for unit-based compensation	(6,012)	(3,384)	(10,028)
Increase (decrease) in cash book overdrafts	2,331	(142)	(2,288)
Other, net	(11,773)	(6,539)	(17,067)
Net cash used in financing activities	(434,953)	(725,579)	(291,384)

Effect of foreign exchange rate changes on cash	707	136	916
Net increase (decrease) in cash, cash equivalents and restricted cash	8,938	(147,987)	137,446
Cash, cash equivalents and restricted cash as of the beginning of the period	14,439	162,426	24,980
Cash, cash equivalents and restricted cash as of the end of the period	$23,377	$14,439	$162,426
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
(Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 18)	Series D Preferred Limited Partners (Note 17)	Total
Balance as of January 1, 2020	$756,301	$1,087,805	$(67,896)	$1,776,210	$581,935	$2,358,145
Net income (loss)	64,134	(323,865)	—	(259,731)	60,748	(198,983)
Other comprehensive loss	—	—	(28,760)	(28,760)	—	(28,760)
Distributions to partners:
Series A, B and C preferred	(64,134)	—	—	(64,134)	—	(64,134)
Common ($1.80 per unit)	—	(196,203)	—	(196,203)	—	(196,203)
Series D preferred	—	—	—	—	(60,748)	(60,748)
Unit-based compensation	—	22,219	—	22,219	—	22,219
Series D Preferred Unit accretion	—	(17,626)	—	(17,626)	17,626	—
Other	—	(16)	—	(16)	(19)	(35)
Balance as of December 31, 2020	756,301	572,314	(96,656)	1,231,959	599,542	1,831,501
Net income (loss)	63,982	(89,174)	—	(25,192)	63,417	38,225
Other comprehensive income	—	—	22,678	22,678	—	22,678
Distributions to partners:
Series A, B and C preferred	(63,982)	—	—	(63,982)	—	(63,982)
Common ($1.60 per unit)	—	(175,263)	—	(175,263)	—	(175,263)
Series D preferred	—	—	—	—	(63,417)	(63,417)
Unit-based compensation	—	8,528	—	8,528	—	8,528
Series D Preferred Unit accretion	—	(16,903)	—	(16,903)	16,903	—
Other	—	—	—	—	(6)	(6)
Balance as of December 31, 2021	756,301	299,502	(73,978)	981,825	616,439	1,598,264
Net income	66,526	95,158	—	161,684	61,063	222,747
Other comprehensive income	—	—	42,373	42,373	—	42,373
Distributions to partners:
Series A, B and C preferred	(66,526)	—	—	(66,526)	—	(66,526)
Common ($1.60 per unit)	—	(176,413)	—	(176,413)	—	(176,413)
Series D preferred	—	—	—	—	(61,063)	(61,063)
Unit-based compensation	—	12,302	—	12,302	—	12,302
Series D Preferred Unit accretion	—	(18,538)	—	(18,538)	18,538	—
Series D Preferred Unit repurchase	—	(34,382)	—	(34,382)	(188,005)	(222,387)
Other	—	(9)	—	(9)	(2)	(11)
Balance as of December 31, 2022	$756,301	$177,620	$(31,605)	$902,316	$446,970	$1,349,286
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021 and 2020

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
Pipeline. We own 2,920 miles of refined product pipelines and 2,050 miles of crude oil pipelines, as well as 5.6 million barrels of crude oil storage capacity, which comprise our Central West System. In addition, we own 2,495 miles of refined product pipelines, consisting of the East and North pipelines, and a 2,000-mile ammonia pipeline, which comprise our Central East System. The East and North pipelines have aggregate storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.
Storage. We own terminal and storage facilities in the United States and Mexico, with 36.4 million barrels of storage capacity. Our terminal and storage facilities provide storage, handling and other services on a fee basis for refined products, crude oil, specialty chemicals, renewable fuels and other liquids.
Fuels Marketing. The fuels marketing segment mainly includes our bunkering operations in the Gulf Coast, as well as certain of our blending operations associated with our Central East System.

Recent Developments
Repurchase of Series D Preferred Units. On November 16, 2022, NuStar Energy L.P. entered into agreements with EIG Nova Equity Aggregator, L.P and FS Energy and Power Fund to repurchase an aggregate 6,900,000 of our Series D Cumulative Convertible Preferred Units (Series D Preferred Units), representing approximately one-third of the outstanding units, at a price per unit of $32.73 for an aggregate purchase price of $225.8 million, including approximately $3.4 million related to accrued distributions. These transactions closed on November 22, 2022 and were funded with borrowings under our $1.0 billion unsecured revolving credit agreement. Please see Note 17 for additional information.

Point Tupper Terminal Disposition. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). Please refer to Note 4 for more information.

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

Selby Terminal Fire. On October 15, 2019, our terminal facility in Selby, California experienced a fire that destroyed two storage tanks and temporarily shut down the terminal. We received insurance proceeds of $11.1 million, $28.5 million and $35.0 million, for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, we received $12.4 million in January 2023, which represented the remaining proceeds from the settlement of the property loss claim. For the years ended December 31, 2022 and 2021, we recorded gains of $16.4 million and $14.9 million, respectively, for the amount by which the insurance recoveries exceeded our expenses incurred to date, which are included in “Other income (expense), net” in the consolidated statements of income (loss). We recorded gains from business interruption insurance of $4.0 million and $6.7 million for the years ended December 31, 2021 and 2020, respectively, which are included in “Operating expenses” in the consolidated statements of income (loss).

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

Restricted Cash
As of December 31, 2022 and 2021, we have restricted cash representing legally restricted funds that are unavailable for general use totaling $8.9 million and $8.8 million, respectively, which is included in “Other long-term assets, net” on the consolidated balance sheets.

Property, Plant and Equipment
We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. When property or equipment is retired, sold or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized in “Other income (expense), net” in the consolidated statements of income (loss). We capitalize overhead costs and interest costs incurred on funds used to construct property, plant and equipment while the asset is under construction. The overhead costs and capitalized interest are recorded as part of the asset to which they relate and are amortized over the asset’s estimated useful life as a component of depreciation expense.
Leases
We lease assets used in our operations, including land and docks. We record all leases on our consolidated balance sheets except for those leases with an initial term of 12 months or less, which are expensed on a straight-line basis over the lease term. We use judgment in determining the reasonably certain lease term and consider factors such as the nature and utility of the leased asset, as well as the importance of the leased asset to our operations. We calculate the present value of our lease liabilities based upon our incremental borrowing rate unless the rate implicit in the lease is readily determinable. For all of our asset classes except the other pipeline and terminal equipment asset class, we combine lease and non-lease components and account for them as a single lease component.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Certain of our leases are subject to variable payment arrangements, the most notable of which include:
•dockage and wharfage charges, which are based on volumes moved over leased docks and are included in our calculation of our lease payments based on minimum throughput volume requirements. We recognize charges on excess throughput volumes in profit or loss in the period in which the obligation for those payments is incurred; and
•consumer price index (CPI) adjustments, which are measured and included in the calculation of our lease payments based on the CPI at the commencement date. We recognize changes in lease payments as a result of changes in the CPI in profit or loss in the period in which those payments are made.

See Note 15 for further discussion of our lease arrangements.
Goodwill
As of December 31, 2022 and 2021, our reporting units to which goodwill has been allocated consisted of the following:
•crude oil pipelines;
•refined product pipelines; and
•terminals, excluding our refinery crude storage tanks and our Point Tupper terminal facility, prior to its disposal on April 29, 2022.

Please see Notes 4 and 10 for a discussion of the balances of and changes in the carrying amount of goodwill.

We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. We elected to bypass the qualitative assessment for all reporting units as of October 1, 2022 and October 1, 2021 and performed quantitative assessments, resulting in the determination that goodwill was not impaired.

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

Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, which could lead to a different determination of the fair value of our assets.
Impairment of Long-Lived Assets
We review long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate recoverability using undiscounted estimated net cash flows generated by the related asset or asset group. If the results of that evaluation indicate that the undiscounted cash flows are less than the carrying amount of the asset (i.e., the asset is not recoverable) we perform an impairment analysis. If our intent is to hold the asset for continued use, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. If our intent is to sell the asset, and the criteria required to classify an asset as held for sale are met, we determine the amount of impairment as the amount by which the net carrying amount exceeds its fair value less costs to sell. See Note 4 for a discussion of our long-lived asset impairment charges. We believe that the carrying amounts of our long-lived assets as of December 31, 2022 are recoverable.

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
We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2022 and 2021.

NuStar Energy and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, as well as for our major non-U.S. jurisdictions, tax years subject to examination are 2017 through 2021, according to standard statute of limitations.
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

We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. Liabilities for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements were not material as of December 31, 2022 and 2021.
Environmental Remediation Costs
Environmental remediation costs are expensed and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when applicable and estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Environmental liabilities are difficult to assess and estimate due to unknown factors, such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. We believe that we have adequately accrued for our environmental exposures. Please refer to Note 13 for the amount of accruals for environmental matters.

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

Within both our pipeline and storage segments, we provide services on uninterruptible and interruptible bases. Uninterruptible services within our pipeline segment typically result from contracts that contain take-or-pay minimum volume commitments (MVCs) from the customer. Contracts with MVCs obligate the customer to pay for that minimum amount. If a customer fails to meet its MVC for the applicable service period, the customer is obligated to pay a deficiency fee based upon the shortfall between the actual volumes transported or stored and the MVC for that service period (deficiency payments). In exchange, those contracts with MVCs obligate us to stand ready to transport volumes up to the customer’s MVC.

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
We enter into forward-starting swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. For forward-starting interest rate swaps designated and qualifying as cash flow hedges, we recognize the fair value of each interest rate swap in the consolidated balance sheets. We record changes in the fair value of the hedge as a component of accumulated other comprehensive income (loss) (AOCI), to the extent those cash flow hedges remain highly effective. If at any point a cash flow hedge ceases to qualify for hedge accounting, changes in the fair value of the hedge are recognized in “Interest expense,

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
net” from that date forward. The amount accumulated in AOCI is amortized into “Interest expense, net” as the forecasted interest payments occur or if the interest payments are probable not to occur.
We classify cash flows associated with our derivative instruments as operating cash flows in the consolidated statements of cash flows, except for receipts or payments associated with terminated forward-starting interest rate swap agreements, which are included in cash flows from financing activities. See Note 16 for additional information regarding our derivative financial instruments.
Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control. Please refer to Note 21 for further discussion of our pension and other postretirement benefit obligations.
Unit-based Compensation
Unit-based compensation for our long-term incentive plans is recorded in our consolidated balance sheets based on the fair value of the awards granted and recognized as compensation expense primarily on a straight-line basis over the requisite service period. Forfeitures of our unit-based compensation awards are recognized as an adjustment to compensation expense when they occur. Unit-based compensation expense is included in “General and administrative expenses” on our consolidated statements of income (loss). See Note 22 for additional information regarding our unit-based compensation.

Foreign Currency Translation
The functional currencies of our foreign subsidiaries are the local currencies of the countries in which the subsidiaries are located. The assets and liabilities of our foreign subsidiaries with local functional currencies are translated to U.S. dollars at period-end exchange rates, and income and expense items are translated to U.S. dollars at weighted-average exchange rates in effect during the period. These translation adjustments are included in “Accumulated other comprehensive loss” in the equity section of the consolidated balance sheets. Upon the sale or liquidation of our investment in a foreign subsidiary, translation adjustments that have historically accumulated in AOCI related to that subsidiary are released from AOCI and reported as part of the gain or loss on sale. Gains and losses on foreign currency transactions are included in “Other income (expense), net” in the consolidated statements of income (loss).

Reclassifications
We have reclassified certain previously reported amounts in the consolidated financial statements and notes to conform to current-period presentation.

3. NEW ACCOUNTING PRONOUNCEMENT

In March 2020, the Financial Accounting Standards Board (FASB) issued guidance intended to provide relief to companies impacted by reference rate reform, which is the transition away from the London Interbank Offering Rate (LIBOR) as its publication is expected to cease after June 30, 2023. The amended guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective as of March 12, 2020 through December 31, 2024. We adopted the guidance on a prospective basis on the effective date, and it did not have an impact on our financial position, results of operations or disclosures at transition. We will continue to evaluate the impact on contracts modified on or before December 31, 2024. As of December 31, 2022, we expect the interest rate on our subordinated notes and the distribution rates on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units to transition from LIBOR-based rates to rates based on the Secured Overnight Financing Rate (SOFR), or a similar rate, beginning in the third quarter of 2023, in accordance with the guidance and the applicable rules and regulations governing such transition.

4. DISPOSITIONS AND IMPAIRMENTS

Point Tupper Terminal Disposition
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million. The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We utilized the sales proceeds to reduce debt and improve our debt metrics.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
During the first quarter of 2022, we determined the Point Tupper Terminal Operations met the criteria to be classified as held for sale. We compared the carrying value of the Point Tupper Terminal Operations, which included $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in "Other impairment losses" on the consolidated statements of income (loss). We believe that the sales price of $60.0 million provided a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy. Upon closing in the second quarter of 2022, we released $39.6 million of foreign currency translation losses from AOCI and finalized our sales price, resulting in a gain of $1.6 million, which is presented in “Other income (expense), net” on the consolidated statements of income (loss).

Eastern U.S. Terminals Disposition
On August 1, 2021, we entered into an agreement (the Purchase Agreement) to sell nine U.S. terminal and storage facilities, including all our North East Terminals and one terminal in Florida (the Eastern U.S. Terminal Operations) to Sunoco LP for $250.0 million (the Eastern U.S. Terminals Disposition). The Eastern U.S. Terminal Operations included terminals in the following locations; Jacksonville, Florida; Andrews Air Force Base, Maryland; Baltimore, Maryland; Piney Point, Maryland; Virginia Beach, Virginia; Paulsboro, New Jersey; and Blue Island, Illinois, as well as both Linden, New Jersey terminals. The Eastern U.S. Terminal Operations had an aggregate storage capacity of 14.8 million barrels and were included in the storage segment. We closed the sale on October 8, 2021 and used the proceeds from the sale to reduce debt and improve our debt metrics.

The Eastern U.S. Terminal Operations met the criteria to be classified as held for sale upon our entrance into the Purchase Agreement during the third quarter of 2021. At that time, we allocated goodwill of $34.1 million to the Eastern U.S. Terminal Operations based on its fair value relative to the terminals reporting unit, with which it had been fully integrated. We tested the allocated goodwill for impairment by comparing the fair value of the Eastern U.S. Terminal Operations to its carrying value. The results of our goodwill impairment test indicated that the carrying value of the Eastern U.S. Terminal Operations exceeded its fair value, and we recognized a related goodwill impairment charge of $34.1 million in the third quarter of 2021 to reduce the allocated goodwill to $0. The goodwill impairment loss is reported in “Goodwill impairment losses” on the consolidated statements of income (loss). We believe that the sales price of $250.0 million provided a reasonable indication of the fair value of the Eastern U.S. Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy.

We compared the remaining carrying value of the Eastern U.S. Terminal Operations, after its goodwill impairment, to its fair value less costs to sell. We recognized an asset impairment loss of $95.7 million in the third quarter of 2021, which is reported in “Other impairment losses” on the consolidated statements of income (loss). The asset impairment loss included $23.9 million related to intangible assets representing customer contracts and relationships.

We determined the assets in the above dispositions were no longer synergistic with our core assets, and these dispositions did not qualify, either individually or in the aggregate, for reporting as discontinued operations, as the sales did not represent strategic shifts that would have a major effect on our operations or financial results.

Houston Pipeline Impairment
In the third quarter of 2021, we recorded a long-lived asset impairment charge of $59.2 million within our pipeline segment related to our refined product pipeline extending from Mt. Belvieu, Texas to Corpus Christi, Texas (the Houston Pipeline). During the third quarter of 2021, we identified an indication of impairment related to the southern section of the Houston Pipeline, specifically that its physical condition would require significant investment in order to pursue commercial opportunities. Consequently, we separated the pipeline into two distinct assets: the northern and southern sections. Our estimate of the undiscounted cash flows associated with the southern section indicated it was not recoverable. Due to the factors described above, we determined the carrying value of the southern section exceeded its fair value, and reduced its carrying value to $0. We recorded the asset impairment charge in “Other impairment losses” on the consolidated statements of income (loss). We determined that the northern portion of the pipeline was not impaired.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Sale of Texas City Terminals
On December 7, 2020, we sold the equity interests in our wholly owned subsidiaries that owned two terminals in Texas City, Texas for $106.0 million (the Texas City Sale). The two terminals had an aggregate storage capacity of 3.0 million barrels and were previously included in our storage segment. We recorded a loss of $34.7 million in “Other income (expense), net” on our consolidated statements of income (loss) and utilized the sales proceeds to reduce debt and improve our debt metrics.

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2022		2021		2020
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,336	$(15,443)	$2,694	$(22,019)	$2,140	$(21,083)
Noncurrent portion	504	(46,027)	932	(47,537)	1,003	(40,289)
Total	2,840	(61,470)	3,626	(69,556)	3,143	(61,372)

Activity:
Additions	6,137	(45,200)	3,888	(41,121)	5,686	(69,830)
Transfer to accounts receivable	(5,978)	—	(3,977)	—	(4,828)	—
Transfer to revenues	(83)	47,618	(697)	49,207	(375)	61,646
Total	76	2,418	(786)	8,086	483	(8,184)

Balances as of December 31:
Current portion	2,612	(17,647)	2,336	(15,443)	2,694	(22,019)
Noncurrent portion	304	(41,405)	504	(46,027)	932	(47,537)
Total	$2,916	$(59,052)	$2,840	$(61,470)	$3,626	$(69,556)

Contract assets relate to performance obligations satisfied in advance of scheduled billings. Current contract assets are included in “Prepaid and other current assets” and noncurrent contract assets are included in “Other long-term assets, net” on the consolidated balance sheets. Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which mainly result from contracts with an incentive pricing structure, CIAC payments and contracts with MVCs. The current portion of contract liabilities are included in “Accrued liabilities” and the noncurrent portion of contract liabilities are included in “Other long-term liabilities” on the consolidated balance sheets.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of December 31, 2022:

Remaining Performance Obligations
(Thousands of Dollars)
2023	$352,995
2024	250,738
2025	154,585
2026	101,656
2027	34,621
Thereafter	69,346
Total	$963,941

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with MVC payment obligations.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$391,176	$331,485	$329,105
Refined products and ammonia pipelines (excluding lessor revenues)	437,015	430,753	387,793
Total pipeline segment revenues from contracts with customers	828,191	762,238	716,898
Lessor revenues	—	—	1,925
Total pipeline segment revenues	828,191	762,238	718,823

Storage segment:
Throughput terminals	110,591	122,331	136,632
Storage terminals (excluding lessor revenues)	180,903	263,883	316,496
Total storage segment revenues from contracts with customers	291,494	386,214	453,128
Lessor revenues	43,055	41,454	41,314
Total storage segment revenues	334,549	427,668	494,442

Fuels marketing segment:
Revenues from contracts with customers	520,486	428,608	268,345

Consolidation and intersegment eliminations	(3)	(14)	(46)

Total revenues	$1,683,223	$1,618,500	$1,481,564

6. ALLOWANCE FOR CREDIT LOSSES

For the years ended December 31, 2022 and 2020, activity related to our allowance for credit losses was immaterial, and the balances as of December 31, 2022, 2021 and 2020 totaled $0.4 million, $0 and $0, respectively. We received a settlement of $1.7 million in the first quarter of 2021 for a credit loss that was previously written off.

7. INVENTORIES
Inventories consisted of the following:

	December 31,
	2022	2021
	(Thousands of Dollars)
Petroleum products	$11,291	$12,456
Materials and supplies	4,106	4,188
Total	$15,397	$16,644

We purchase petroleum products for resale. Our petroleum products consist of gasoline, bunker fuel and other petroleum products. Materials and supplies mainly consist of blending and additive chemicals and maintenance materials used in our pipeline and storage segments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

	Estimated Useful Lives			December 31,
				2022	2021
	(Years)			(Thousands of Dollars)
Land, buildings and improvements	0	-	40	$362,444	$366,525
Pipelines, storage and terminals	15	-	40	4,936,780	4,897,041
Rights-of-way	20	-	40	365,171	353,262
Construction in progress				69,290	112,020
Total				5,733,685	5,728,848
Less accumulated depreciation and amortization				(2,330,602)	(2,187,206)
Property, plant and equipment, net				$3,403,083	$3,541,642

Capitalized interest costs added to property, plant and equipment totaled $3.9 million, $3.9 million and $4.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation and amortization expense for property, plant and equipment totaled $215.0 million, $225.7 million and $233.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which includes amortization of finance leases.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average Amortization Period	December 31, 2022		December 31, 2021
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Years)	(Thousands of Dollars)
Customer contracts and relationships	20	$793,900	$(281,618)	$793,900	$(237,579)
Other	47	2,359	(945)	2,359	(895)
Total		$796,259	$(282,563)	$796,259	$(238,474)

Intangible assets are recorded at fair value as of the date acquired. All of our intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets was $44.1 million, $48.5 million and $51.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The estimated aggregate amortization expense is $38.0 million for each of the years 2023 through 2026 and $35.0 million for 2027.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10. GOODWILL

The balances of and changes in the carrying amount of goodwill by segment were as follows:

	Pipeline	Storage	Total
	(Thousands of Dollars)
Balances as of January 1, 2021:
Goodwill	$704,231	$287,185	$991,416
Accumulated impairment loss	(225,000)	—	(225,000)
Net goodwill	479,231	287,185	766,416

Activity for the year ended December 31, 2021:
Goodwill impairment loss on Eastern U.S. Terminal Operations	—	(34,060)	(34,060)

Balances as of December 31, 2021 and 2022:
Goodwill	704,231	253,125	957,356
Accumulated impairment loss	(225,000)	—	(225,000)
Net goodwill	$479,231	$253,125	$732,356

Eastern U.S. Terminals Operations. On October 8, 2021, we completed the sale of the Eastern U.S. Terminals Operations. In the third quarter of 2021, the Eastern U.S. Terminal Operations met the criteria to be classified as held for sale, and we tested the allocated goodwill for impairment. We recognized a goodwill impairment charge of $34.1 million in the third quarter of 2021. Please see Note 4 for additional information.

2020 Impairment. In March 2020, the COVID-19 pandemic and actions taken by the Organization of Petroleum Exporting Countries and other oil-producing nations (OPEC+) resulted in severe disruptions in the capital and commodities markets, which led to significant decline in our unit price. As a result, our equity market capitalization fell significantly. The decline in crude oil prices and demand for petroleum products also led to a decline in expected earnings from some of our goodwill reporting units. These factors and others related to COVID-19 and OPEC+ caused us to conclude there were triggering events that occurred in March 2020 that required us to perform a goodwill impairment test as of March 31, 2020. The assumptions in the fair value measurement reflected the then-current market environment, industry-specific factors and company-specific factors. The decline in expected earnings from certain of our long-lived assets was also an indicator that the carrying values of these long-lived assets may not be recoverable. Prior to performing the goodwill impairment test, we tested these long-lived assets for recoverability and determined they were fully recoverable as of March 31, 2020. We recognized a goodwill impairment charge of $225.0 million in the first quarter of 2020, which was reported in the pipeline segment. Our assessment did not identify any other reporting units at risk of a goodwill impairment.

11. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
	2022	2021
	(Thousands of Dollars)
Employee wages and benefit costs	$40,249	$40,209
Revenue contract liabilities	17,647	15,443
Operating lease liabilities	5,541	10,346
Environmental costs	3,122	3,378
Other	9,513	10,442
Accrued liabilities	$76,072	$79,818

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
12. DEBT

Short-term debt consisted of the current portion of finance leases, with balances of $4.4 million and $3.8 million as of December 31, 2022 and 2021, respectively. Please refer to Note 15 for additional information.

Long-term debt consisted of the following:

				December 31,
		Maturity		2022	2021
				(Thousands of Dollars)
Receivables Financing Agreement		January 31, 2025		$80,900	$83,800
Revolving Credit Agreement		April 27, 2025		220,000	110,500
5.75% senior notes		October 1, 2025		600,000	600,000
6.00% senior notes		June 1, 2026		500,000	500,000
5.625% senior notes		April 28, 2027		550,000	550,000
6.375% senior notes		October 1, 2030		600,000	600,000
GoZone Bonds	2038	thru	2041	322,140	322,140
Subordinated Notes		January 15, 2043		402,500	402,500
Unamortized debt issuance costs		N/A		(33,251)	(38,315)
Total long-term debt (excluding finance leases)				3,242,289	3,130,625
Finance leases (Note 15)				51,126	52,930
Long-term debt, less current portion of finance leases				$3,293,415	$3,183,555

The long-term debt repayments (excluding finance leases) as of December 31, 2022 are due as follows:

Long-Term Debt Repayments
(Thousands of Dollars)
2023	$—
2024	—
2025	900,900
2026	500,000
2027	550,000
Thereafter	1,324,640
Total repayments	3,275,540
Unamortized debt issuance costs	(33,251)
Total long-term debt (excluding finance leases)	$3,242,289

Interest payments related to debt obligations totaled $197.3 million, $220.0 million and $207.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. We amortized $8.2 million, $7.9 million and $11.4 million of debt issuance costs and debt discount combined for the years ended December 31, 2022, 2021 and 2020, respectively.

Revolving Credit Agreement
As of December 31, 2022, NuStar Logistics’ $1.0 billion revolving credit agreement (the Revolving Credit Agreement) had $775.3 million available for borrowing and $220.0 million borrowings outstanding. Letters of credit issued under the Revolving Credit Agreement totaled $4.7 million as of December 31, 2022. Letters of credit limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period ending December 31, 2022, the maximum allowed consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00 and the minimum consolidated interest coverage ratio

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(as defined in the Revolving Credit Agreement), must not be less than 1.75-to-1.00. The Revolving Credit Agreement also contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. As of December 31, 2022, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

The Revolving Credit Agreement bears interest, at our option, based on an alternative base rate or a SOFR-based rate. The interest rate on the Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. In August of 2020, Moody’s Investor Service Inc. downgraded our credit rating from Ba2 to Ba3. This rating downgrade caused the interest rate on our Revolving Credit Agreement to increase by 0.25% effective August 2020. The interest rate on the Revolving Credit Agreement and certain fees under the Receivables Financing Agreement, defined below, are the only debt arrangements that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of December 31, 2022, our weighted-average interest rate under our Revolving Credit Agreement was 6.9%. During the year ended December 31, 2022, the weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 4.3%.

On January 28, 2022, we amended and restated our unsecured Revolving Credit Agreement primarily to: (i) extend the maturity date from October 27, 2023 to April 27, 2025; (ii) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (iii) replace LIBOR benchmark provisions with customary SOFR benchmark provisions; (iv) remove the 0.50x increase permitted in our consolidated debt coverage ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (v) add baskets and exceptions to certain negative covenants.

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
NuStar Logistics Subordinated Notes. NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes are due January 15, 2043 (the Subordinated Notes). The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP. Effective January 15, 2018, the interest rate on the Subordinated Notes switched to an annual rate equal to the sum of the three-month LIBOR for the related quarterly interest period, plus 6.734% payable quarterly, commencing April 15, 2018, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to the Subordinated

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions to its unitholders during the period that interest payments are deferred. As of December 31, 2022, the interest rate was 10.8%.
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

The following table summarizes the GoZone Bonds outstanding as of December 31, 2022:

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

NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries, to, among other things, create liens, enter into certain sale-leaseback transactions, and engage in certain consolidations, mergers or asset sales and (ii) a change of control provision that provides each holder the right to require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds upon a change of control at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing

NUSTAR ENERGY L.P. AND SUBSIDIARIES
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

Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement. As of December 31, 2022 and 2021, accounts receivable totaling $121.5 million and $119.2 million, respectively, were included in the Securitization Program. As of December 31, 2022, our interest rate under the Securitization Program was 6.0%. The weighted-average interest rate related to borrowings under the Securitization Program during the year ended December 31, 2022 was 3.4%.

Term Loan Credit Agreement
On April 19, 2020, NuStar Energy and NuStar Logistics entered into an unsecured term loan credit agreement with certain lenders and Oaktree Fund Administration, LLC, as administrative agent for the lenders (the Term Loan). The Term Loan provided for an aggregate commitment of up to $750.0 million pursuant to a three-year unsecured term loan credit facility. NuStar Logistics drew $500.0 million (the Initial Loan) on April 21, 2020. We utilized the proceeds from the Initial Loan, net of the original issue discount of $22.5 million (3.0% of the total commitment) and issuance costs of $14.4 million, to repay outstanding borrowings under our Revolving Credit Agreement. The Term Loan bolstered our liquidity to address near-term senior note maturities.

On September 16, 2020, we used a portion of the net proceeds from the issuance of the 5.75% and 6.375% senior notes to repay the $500.0 million of outstanding borrowings under the Term Loan and pay related early repayment premiums totaling $97.6 million. We also recognized costs of $40.3 million related to unamortized debt issuance costs, unamortized discount and a commitment fee, which resulted in a loss from extinguishment of debt of $137.9 million in the third quarter of 2020. On February 16, 2021, we terminated the Term Loan. Outstanding borrowings, prior to repayment, bore interest at an aggregate rate of 12.0% per annum.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2022	2021
	(Thousands of Dollars)
Balance as of the beginning of year	$7,748	$8,373
Additions to accrual	2,640	2,044
Payments	(2,019)	(2,669)
Balance as of the end of year	$8,369	$7,748

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
	(Thousands of Dollars)
Accrued liabilities	$3,122	$3,378
Other long-term liabilities	5,247	4,370
Accruals for environmental matters	$8,369	$7,748

14. COMMITMENTS AND CONTINGENCIES
Commitments
Future minimum payments applicable to all noncancellable purchase obligations as of December 31, 2022 are as follows:

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
	(Thousands of Dollars)
Purchase obligations	$7,643	$4,538	$2,817	$1,432	$1,443	$9,532	$27,405

Our purchase obligations primarily consist of various right-of-way and easement agreements with property owners and service agreements with information technology providers.

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $0.3 million and $0.1 million for contingent losses as of December 31, 2022 and 2021, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
15. LEASE ASSETS AND LIABILITIES

Lessee Arrangements
Our operating leases consist primarily of land and dock leases at various terminal facilities. As of December 31, 2022, land and dock leases generally have remaining terms of about five years and include options to extend for five to twenty-five years, which we are reasonably certain to exercise.

The primary component of our finance lease portfolio is a dock at our Corpus Christi North Beach terminal, which includes a commitment for minimum dockage and wharfage throughput volumes. The dock lease has a remaining term of approximately three years and three additional five-year renewal periods, all of which we are reasonably certain to exercise.

Right-of-use assets and lease liabilities included in our consolidated balance sheet were as follows:

		December 31,
	Balance Sheet Location	2022	2021
		(Thousands of Dollars)
Right-of-use assets:
Operating	Other long-term assets, net	$62,745	$76,867
Finance	Property, plant and equipment, net of accumulated amortization of $19,295 and $13,561	$68,219	$71,002

Lease liabilities:
Operating:
Current	Accrued liabilities	$5,541	$10,346
Noncurrent	Other long-term liabilities	56,577	65,060
Total operating lease liabilities		$62,118	$75,406
Finance:
Current	Current portion of finance leases	$4,416	$3,848
Noncurrent	Long-term debt, less current portion of finance leases	51,126	52,930
Total finance lease liabilities		$55,542	$56,778

As of December 31, 2022, maturities of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Thousands of Dollars)
2023	$7,535	$6,366
2024	7,309	5,887
2025	6,926	5,065
2026	6,204	4,552
2027	6,027	3,935
Thereafter	53,183	48,941
Total lease payments	$87,184	$74,746
Less: Interest	25,066	19,204
Present value of lease liabilities	$62,118	$55,542

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Costs incurred for leases were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Operating lease cost	$11,777	$15,323	$16,814
Finance lease cost:
Amortization of right-of-use assets	$5,770	$5,251	$4,700
Interest expense on lease liability	$2,023	$2,081	$2,201
Short-term lease cost	$10,345	$14,198	$15,359
Variable lease cost	$4,830	$4,939	$8,653
Total lease cost	$34,745	$41,792	$47,727

The table below presents additional information regarding our leases.

	2022		2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(Thousands of Dollars, Except Term and Rate Data)
For the year ended December 31:
Cash outflows from operating activities	$11,156	$2,019	$12,829	$2,090	$14,487	$2,208
Cash outflows from financing activities	$—	$4,222	$—	$4,244	$—	$4,981
Right-of-use assets obtained in exchange for lease liabilities	$10,060	$3,004	$3,278	$3,173	$20,830	$3,077
As of December 31:
Weighted-average remaining lease term (in years)	16	16	13	18	13	19
Weighted-average discount rate	3.8%	3.6%	3.2%	3.6%	3.2%	3.7%

Lessor Arrangements
We have entered into certain revenue arrangements where we are considered to be the lessor. Under the largest of these arrangements, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual CPI adjustment. The operating leases commenced on January 1, 2017, and have initial terms of 10 years with successive automatic renewal terms. We recognized lease revenues from these leases of $43.1 million, $41.5 million, and $41.3 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are included in “Service revenues” in the consolidated statements of income (loss). As of December 31, 2022, we expect to receive minimum lease payments totaling $156.5 million, based upon the CPI as of the adoption date. We will recognize these payments ratably over the remaining initial lease term.

The table below presents cost, accumulated depreciation and useful life information related to our storage lease assets, which are included in our “Pipeline, storage and terminals” asset class within property, plant and equipment:

	Estimated Useful Life	December 31,
		2022	2021
	(Years)	(Thousands of Dollars)
Lease storage assets, at cost	30	$251,801	$246,841
Less accumulated depreciation		(148,899)	(139,200)
Lease storage assets, net		$102,902	$107,641

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

The remaining fair value amounts associated with unwound forward-starting interest rate swap agreements and included in “Accumulated other comprehensive loss” on the consolidated balance sheets are $34.4 million and $36.5 million as of December 31, 2022 and 2021, respectively. These amounts are amortized ratably over the remaining life of the related debt instrument into “Interest expense, net” on the consolidated statements of income (loss).

Our forward-starting interest rate swaps had the following impact on earnings:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Change in unrealized loss on cash flow hedges	$—	$—	$(30,291)
Reclassification of loss on cash flow hedges to interest expense, net	$2,106	$5,664	$4,265

As of December 31, 2022, we expect to reclassify a loss of $2.6 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swap agreements.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt other than finance leases, approximate their carrying amounts. The estimated fair values and carrying amounts of the long-term debt, excluding finance leases, were as follows:

	December 31,
	2022	2021
	(Thousands of Dollars)
Fair value	$3,169,664	$3,459,153
Carrying amount	$3,242,289	$3,130,625

We have estimated the fair value of our publicly traded notes based upon quoted prices in active markets; therefore, we determined that the fair value of our publicly traded notes falls in Level 1 of the fair value hierarchy. With regard to our other debt, for which a quoted market price is not available, we have estimated the fair value using a discounted cash flow analysis using current incremental borrowing rates for similar types of borrowing arrangements and determined that the fair value falls in Level 2 of the fair value hierarchy. The carrying value includes unamortized debt issuance costs.

17. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Series D Preferred Units Issued and Outstanding
The following is a summary of our Series D Preferred Units issued and outstanding as of December 31, 2022:

	Purchase / Repurchase Price per Unit	Number of Units Issued (Repurchased)
June 29, 2018 (Initial Closing)	$25.38	15,760,441
July 13, 2018 (Second Closing)	$25.38	7,486,209
Total number of units issued		23,246,650
November 22, 2022 repurchase	$32.73	(6,900,000)
Units outstanding at December 31, 2022		16,346,650

On June 26, 2018, the Partnership entered into a purchase agreement (the Series D Preferred Unit Purchase Agreement) with investment funds, accounts and entities (collectively, the Purchasers) managed by EIG Management Company, LLC and FS/EIG Advisors, LLC to issue and sell Series D Preferred Units in a private placement.

On November 16, 2022, NuStar Energy L.P. entered into agreements with EIG Nova Equity Aggregator, L.P and FS Energy and Power Fund (the Purchase Agreements) to repurchase an aggregate 6,900,000 of our Series D Preferred Units at a price per unit of $32.73 for an aggregate purchase price of $225.8 million, including approximately $3.4 million related to accrued distributions. These transactions closed on November 22, 2022 and were funded with borrowings under our Revolving Credit Agreement.

Upon entrance into the Purchase Agreements on November 16, 2022, we reclassified 6,900,000 mezzanine-equity-classified Series D Preferred Units with an aggregate carrying value of $188.0 million to liability-classified Series D Preferred Units valued at the repurchase price of $222.4 million, excluding accrued distributions. We recorded the $34.4 million difference between the carrying value of those Series D Preferred Units prior to reclassification and the repurchase price against our common equity as a deemed distribution and subtracted it from net income attributable to common units in the calculation of basic and diluted net income per common unit for the year ended December 31, 2022, resulting in a $0.31 loss per common unit attributable to the repurchase. We accounted for the repurchase of the liability-classified Series D Preferred Units on November 22, 2022 as an extinguishment of debt.

The Series D Preferred Units rank equal to other classes of preferred units and senior to common units in the Partnership with respect to distribution rights and rights upon liquidation. The Series D Preferred Units generally vote on an as-converted basis with the common units and have certain class voting rights with respect to a limited number of matters as set forth in the partnership agreement. The Partnership is required to use its commercially reasonable efforts to register the Series D Preferred Units after the second anniversary of the Initial Closing, no later than one year after receipt of a written request from holders holding a majority of the Series D Preferred Units to register the Series D Preferred Units. If the Partnership fails to cause such registration statement to become effective by the applicable date, the Partnership will be required to pay certain amounts to the holders as liquidated damages. To date, we have received no such request.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Series D Preferred Units Distributions
Distributions on the Series D Preferred Units are payable out of any legally available funds, accrue and are cumulative from the issuance dates and are payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018, to holders of record on the first business day of each payment month. The distribution rates on the Series D Preferred Units are as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years; (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

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

In January 2023, our board of directors declared a distribution of $0.682 per Series D Preferred Unit to be paid on March 15, 2023.

Distribution information on our Series D Preferred Units is as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
December 15, 2022 - March 14, 2023	$0.682	$11,148
September 15, 2022 - December 14, 2022	$0.682	$14,337
June 15, 2022 - September 14, 2022	$0.682	$15,854
March 15, 2022 - June 14, 2022	$0.682	$15,854
December 15, 2021 - March 14, 2022	$0.682	$15,854

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Series D Preferred Units Change of Control
Upon certain events involving a change of control, each holder of the Series D Preferred Units may elect to: (i) convert its Series D Preferred Units into common units on a one-for-one basis, plus any unpaid Series D distributions; (ii) require the Partnership to redeem its Series D Preferred Units for an amount equal to $29.82 per Series D Preferred Unit plus any unpaid Series D distributions; (iii) if the Partnership is the surviving entity and its common units continue to be listed, continue to hold its Series D Preferred Units; or (iv) if the Partnership will not be the surviving entity, or it will be the surviving entity but its common units will cease to be listed, require the Partnership to use its commercially reasonable efforts to deliver a security in the surviving entity that has substantially similar terms as the Series D Preferred Units; however, if the Partnership is unable to deliver a mirror security, each holder is still entitled to option (i) or (ii) above.

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

18. PARTNERS' EQUITY

Series A, B and C Preferred Units
Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively the Series A, B and C Preferred Units) issued and outstanding as of December 31, 2022 is shown below:

Units	Original Issuance Date	Units Issued and Outstanding	Price per Unit	Fixed Distribution Rate per Unit per Annum	Fixed Distribution per Annum	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
					(Thousands of Dollars)
Series A Preferred Units	November 25, 2016	9,060,000	$25.00	$2.125	$19,252	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	April 28, 2017	15,400,000	$25.00	$1.90625	$29,357	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	November 30, 2017	6,900,000	$25.00	$2.25	$15,525	December 15, 2022	Three-month LIBOR plus 6.88%

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

In January 2023, our board of directors declared quarterly distributions with respect to the Series A, B and C Preferred Units to be paid on March 15, 2023.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010
September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

We may redeem any of our outstanding Series A, B and C Preferred Units at any time on or after the optional redemption date set forth above for each series of the Series A, B and C Preferred Units, in whole or in part, at a redemption price of $25.00 per unit plus an amount equal to all accumulated and unpaid distributions to, but not including, the date of redemption, whether or not declared. We may also redeem the Series A, B and C Preferred Units upon the occurrence of certain rating events or a change of control as defined in our partnership agreement. In the case of the latter instance, if we choose not to redeem the Series A, B and C Preferred Units, those preferred unitholders may have the ability to convert their Series A, B and C Preferred Units to common units at the then-applicable conversion rate, which are subject to caps of 1.0915, 1.04297 and 1.7928, respectively. Holders of the Series A, B and C Preferred Units have no voting rights except for certain exceptions set forth in our partnership agreement.

Common Units
The following table shows the balance of and changes in the number of our common units outstanding:

	Year Ended December 31,
	2022	2021	2020
Balance as of the beginning of year	109,986,273	109,468,127	108,527,806
Unit-based compensation (Note 22)	832,445	518,146	940,321
Balance as of the end of year	110,818,718	109,986,273	109,468,127

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

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
Quarter ended:
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023
September 30, 2022	0.40	44,125	November 7, 2022	November 14, 2022
June 30, 2022	0.40	44,128	August 8, 2022	August 12, 2022
March 31, 2022	0.40	44,165	May 9, 2022	May 13, 2022
Year ended December 31, 2022	$1.60	$176,746

Year ended December 31, 2021	$1.60	$175,470
Year ended December 31, 2020	$1.60	$174,873

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2020	$(43,772)	$(16,124)	$(8,000)	$(67,896)
Other comprehensive income (loss) before reclassification adjustments	1,410	(30,291)	(2,924)	(31,805)
Net gain on pension costs reclassified into other income, net	—	—	(1,220)	(1,220)
Net loss on cash flow hedges reclassified into interest expense, net	—	4,265	—	4,265
Other comprehensive income (loss)	1,410	(26,026)	(4,144)	(28,760)
Balance as of December 31, 2020	(42,362)	(42,150)	(12,144)	(96,656)
Other comprehensive income before reclassification adjustments	601	—	17,721	18,322
Net gain on pension costs reclassified into other income, net	—	—	(1,308)	(1,308)
Net loss on cash flow hedges reclassified into interest expense, net	—	5,664	—	5,664
Other comprehensive income	601	5,664	16,413	22,678
Balance as of December 31, 2021	(41,761)	(36,486)	4,269	(73,978)
Other comprehensive income (loss) before reclassification adjustments	2,177	—	(516)	1,661
Sale of Point Tupper Terminal Operations reclassified into net income (Note 4)	39,646	—	—	39,646
Net gain on pension costs reclassified into other income, net	—	—	(1,040)	(1,040)
Net loss on cash flow hedges reclassified into interest expense, net	—	2,106	—	2,106
Other comprehensive income (loss)	41,823	2,106	(1,556)	42,373
Balance as of December 31, 2022	$62	$(34,380)	$2,713	$(31,605)

19. NET INCOME (LOSS) PER COMMON UNIT

As discussed in Note 17, the Series D Preferred Units contain certain unitholder conversion and redemption features, and we use the if-converted method to calculate the dilutive effect of the conversion or redemption feature that is most advantageous to our Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding was antidilutive for each of the years ended December 31, 2022, 2021 and 2020; therefore, we did not include such conversion or redemption in the computation of diluted net income (loss) per common unit.

Contingently issuable performance units are included as dilutive potential common units if it is probable that the performance measures will be achieved, unless to do so would be antidilutive. For the year ended December 31, 2022, there were no performance unit awards outstanding. For the years ended December 31, 2021 and 2020, we determined that it was probable that the performance measures would be achieved, but the effect would be antidilutive; therefore, we did not include any contingently issuable performance units as dilutive common units in the computation below.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table details the calculation of basic and diluted net income (loss) per common unit:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income (loss)	$222,747	$38,225	$(198,983)
Distributions to preferred limited partners	(127,589)	(127,399)	(124,882)
Distributions to common limited partners	(176,746)	(175,470)	(174,873)
Distribution equivalent rights to restricted units	(2,534)	(2,396)	(2,093)
Distributions in excess of income (loss)	$(84,122)	$(267,040)	$(500,831)

Distributions to common limited partners	$176,746	$175,470	$174,873
Allocation of distributions in excess of income (loss)	(84,122)	(267,040)	(500,831)
Series D Preferred Unit accretion (Note 17)	(18,538)	(16,903)	(17,626)
Series D Preferred Unit repurchase (Note 17)	(34,382)	—	—
Net income (loss) attributable to common units	$39,704	$(108,473)	$(343,584)

Basic and diluted weighted-average common units outstanding	110,341,206	109,585,635	109,155,117

Basic and diluted net income (loss) per common unit	$0.36	$(0.99)	$(3.15)

20. SUPPLEMENTAL CASH FLOW INFORMATION
Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(6,762)	$(2,105)	$14,589
Inventories	836	(5,585)	1,340
Prepaid and other current assets	768	(1,710)	(3,326)
Increase (decrease) in current liabilities:
Accounts payable	(2,960)	10,202	(25,455)
Accrued interest payable	3,468	(16,708)	12,922
Accrued liabilities	9,018	4,448	7,886
Taxes other than income tax	(3,631)	(2,689)	3,972
Changes in current assets and current liabilities	$737	$(14,147)	$11,928
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$195,697	$218,181	$204,511
Cash paid for income taxes, net of tax refunds received	$4,368	$5,491	$3,260

Restricted cash is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	December 31,
	2022	2021
	(Thousands of Dollars)
Cash and cash equivalents	$14,489	$5,637
Other long-term assets, net	8,888	8,802
Cash, cash equivalents and restricted cash	$23,377	$14,439

21. EMPLOYEE BENEFIT PLANS

Thrift Plans
The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and open to substantially all our domestic employees upon their dates of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after tax employee contributions. We make matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. The matching contributions to the Thrift Plan for the years ended December 31, 2022, 2021 and 2020 totaled $7.3 million, $7.6 million and $7.8 million, respectively.

The NuStar Excess Thrift Plan (the Excess Thrift Plan) is a nonqualified deferred compensation plan that became effective July 1, 2006. The Excess Thrift Plan provides benefits to those employees whose compensation and/or annual contributions under the Thrift Plan are subject to the limitations applicable to qualified retirement plans under the Code.

Pension and Other Postretirement Benefits
The NuStar Pension Plan (the Pension Plan) is a qualified non-contributory defined benefit pension plan that provides eligible U.S. employees with retirement income as calculated under a cash balance formula. Under the cash balance formula, benefits are determined based on age, years of vesting service and interest credits, and employees become fully vested in their benefits upon attaining three years of vesting service. Prior to January 1, 2014, eligible employees were covered under either a cash balance formula or a final average pay formula (FAP). The Pension Plan was amended to freeze the FAP benefits as of December 31, 2013, and effective January 1, 2014, eligible employees are covered under the cash balance formula discussed above.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in the consolidated balance sheets for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2022 and 2021 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2022	2021	2022	2021
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation, January 1	$179,907	$186,685	$16,270	$14,680
Service cost	9,752	9,978	605	593
Interest cost	4,619	4,084	423	326
Benefits paid (a)	(15,949)	(19,366)	(603)	(257)
Participant contributions	—	—	66	44
Actuarial (gain) loss	(34,221)	(694)	(4,778)	884
Other	203	(780)	—	—
Benefit obligation, December 31	$144,311	$179,907	$11,983	$16,270
Change in plan assets:
Plan assets at fair value, January 1	$189,838	$182,727	$—	$—
Actual return on plan assets	(30,405)	26,425	—	—
Employer contributions	5,012	52	537	213
Benefits paid (a)	(15,949)	(19,366)	(603)	(257)
Participant contributions	—	—	66	44
Plan assets at fair value, December 31	$148,496	$189,838	$—	$—
Reconciliation of funded status:
Fair value of plan assets at December 31	$148,496	$189,838	$—	$—
Less: Benefit obligation at December 31	144,311	179,907	11,983	16,270
Funded status at December 31	$4,185	$9,931	$(11,983)	$(16,270)
Amounts recognized in the consolidated balance sheets (b):
Other long-term assets, net	$9,130	$14,945	$—	$—
Accrued liabilities	(552)	(467)	(507)	(442)
Other long-term liabilities	(4,393)	(4,547)	(11,476)	(15,828)
Net pension asset (liability)	$4,185	$9,931	$(11,983)	$(16,270)

Accumulated benefit obligation	$141,517	$171,899	$11,983	$16,270
(a)Benefit payments for the years ended December 31, 2022 and 2021 include lump-sum payments of $2.9 million and $9.6 million, respectively, to participants of the Pension Plans following the Eastern U.S. Terminals Disposition and the Texas City Sale, as discussed in Note 4.
(b)For the Pension Plan, since assets exceed the present value of expected benefit payments for the next 12 months, all of the asset is noncurrent. For the Excess Pension Plan and the other postretirement benefit plans, since there are no assets, the current liability is the present value of expected benefit payments for the next 12 months; the remainder is noncurrent.

The actuarial (gain) loss related to the benefit obligation for our pension plans was primarily attributable to an increase in the discount rates used to determine the benefit obligation from 3.10% to 5.26% in 2022 and an increase from 2.84% to 3.10% in 2021. The fair value of our plan assets is affected by the return on plan assets resulting primarily from the performance of equity and bond markets during the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Excess Pension Plan has no plan assets and an accumulated benefit obligation of $4.6 million and $4.3 million as of December 31, 2022 and 2021, respectively. The accumulated benefit obligation is the present value of benefits earned to date, while the projected benefit obligation may include future salary increase assumptions. The projected benefit obligation for the Excess Pension Plan was $4.9 million and $5.0 million as of December 31, 2022 and 2021, respectively.

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(Thousands of Dollars)
Service cost	$9,752	$9,978	$9,174	$605	$593	$529
Interest cost	4,619	4,084	4,693	423	326	399
Expected return on plan assets	(9,087)	(9,233)	(8,972)	—	—	—
Amortization of prior service credit	(1,876)	(2,057)	(2,057)	(1,145)	(1,145)	(1,145)
Amortization of net actuarial loss	1,129	2,279	1,845	209	176	137
Other	846	(561)	136	—	—	—
Net periodic benefit cost (income)	$5,383	$4,490	$4,819	$92	$(50)	$(80)

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

The service cost component of net periodic benefit cost (income) is reported in “General and administrative expenses” and “Operating expenses” on the consolidated statements of income (loss), and the remaining components of net periodic benefit cost (income) are reported in “Other income (expense), net”

Adjustments to other comprehensive (loss) income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
	(Thousands of Dollars)
Net unrecognized (loss) gain arising during the year:
Net actuarial (loss) gain	$(5,271)	$18,666	$(2,159)	$4,779	$(884)	$(793)
Net (gain) loss reclassified into income:
Amortization of prior service credit	(1,876)	(2,057)	(2,057)	(1,145)	(1,145)	(1,145)
Amortization of net actuarial loss	1,129	2,279	1,845	209	176	137
Other	643	(561)	—	—	—	—
Net gain reclassified into income	(104)	(339)	(212)	(936)	(969)	(1,008)

Income tax (expense) benefit	(24)	(61)	28	—	—	—
Total changes to other comprehensive (loss) income	$(5,399)	$18,266	$(2,343)	$3,843	$(1,853)	$(1,801)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The amounts recorded as a component of “Accumulated other comprehensive loss” on the consolidated balance sheets related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
	(Thousands of Dollars)
Unrecognized actuarial (loss) gain	$(7,247)	$(3,748)	$434	$(4,554)
Prior service credit	5,754	7,630	3,739	4,884
Deferred tax	33	57	—	—
Accumulated other comprehensive (loss) income, net of tax	$(1,460)	$3,939	$4,173	$330

Investment Policies and Strategies
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2022, the target allocations for plan assets were 65% equity securities and 35% fixed income investments, with certain fluctuations permitted.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The major classes of plan assets measured at fair value for the Pension Plan were as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Cash equivalent securities	$789	$—	$—	$789
Equity securities:
U.S. large cap equity fund (a)	—	81,754	—	81,754
International stock index fund (b)	14,836	—	—	14,836
Fixed income securities:
Bond market index fund (c)	51,117	—	—	51,117
Total	$66,742	$81,754	$—	$148,496

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Cash equivalent securities	$710	$—	$—	$710
Equity securities:
U.S. large cap equity fund (a)	—	110,672	—	110,672
International stock index fund (b)	17,708	—	—	17,708
Fixed income securities:
Bond market index fund (c)	60,748	—	—	60,748
Total	$79,166	$110,672	$—	$189,838
(a)This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
(b)This fund tracks the performance of the Total International Composite Index.
(c)This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

Contributions to the Pension Plans
For the year ended December 31, 2022, we contributed $5.0 million and $0.5 million to our Pension Plan and other postretirement benefit plans, respectively. During 2023, we expect to contribute approximately $9.6 million and $0.5 million to the Pension Plans and other postretirement benefit plans, respectively. We will monitor our funding status in 2023 to determine if any contributions are required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2023	$11,134	$507
2024	$10,228	$536
2025	$11,689	$582
2026	$11,775	$633
2027	$11,707	$680
2028-2032	$67,371	$4,102

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

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
Discount rate	5.26%	3.10%	5.25%	3.08%
Rate of compensation increase	3.99%	3.99%	n/a	n/a
Cash balance interest crediting rate	3.76%	2.00%	n/a	n/a

The weighted-average assumptions used to determine the net periodic benefit cost (income) were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	3.10%	2.84%	3.34%	3.08%	2.83%	3.43%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.50%	n/a	n/a	n/a
Rate of compensation increase	3.99%	3.51%	3.51%	n/a	n/a	n/a
Cash balance interest crediting rate	2.00%	2.00%	2.00%	n/a	n/a	n/a

We sponsor a contributory postretirement health care plan for employees who retired prior to April 1, 2014. The plan has an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost is 2.5% per year. The assumed health care cost trend rates were as follows:

	December 31,
	2022	2021
Health care cost trend rate assumed for next year	7.00%	6.84%
Rate to which the cost trend rate was assumed to decrease (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2028

22. UNIT-BASED COMPENSATION

Overview
2019 LTIP. In April 2019, our common unitholders approved the 2019 Long-Term Incentive Plan (2019 LTIP) for eligible employees, consultants and directors of NuStar Energy L.P., and of NuStar GP, LLC, and their respective affiliates who perform services for us and our subsidiaries. The 2019 LTIP allows for the awarding of (i) options; (ii) restricted units; (iii) distribution equivalent rights (DERs); (iv) performance cash; (v) performance units; and (vi) unit awards. DERs entitle the participant to receive cash equal to cash distributions made on any award prior to its vesting. The 2019 LTIP, as amended and restated on April 29, 2021, permits the granting of awards totaling an aggregate of 5,000,000 common units, and is subject to adjustment. The 2019 LTIP generally will be administered by the compensation committee of our board of directors. As of December 31, 2022, a total of 1,064,199 common units remained available to be awarded under the 2019 LTIP.

Other Plans. We sponsor the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, as amended (2000 LTIP), and the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended (2006 LTIP). Effective with the approval of the 2019 LTIP in April 2019, the 2000 LTIP and the 2006 LTIP terminated with respect to new grants; however, unvested restricted unit awards granted under the 2000 LTIP and the 2006 LTIP remain outstanding as of December 31, 2022.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes information pertaining to all of our long-term incentive plans:

	Units Outstanding December 31,			Compensation Expense Year Ended December 31,
	2022	2021	2020	2022	2021	2020
				(Thousands of Dollars)
Restricted units:
Domestic employees	2,859,189	2,520,436	2,235,125	$12,759	$11,892	$10,205
Non-employee directors (NEDs)	133,604	129,312	98,769	1,021	856	631
International employees	—	21,760	19,987	(20)	139	58
Performance awards	—	33,695	87,122	2,442	3,047	1,291
Unit awards	—	—	—	—	4,645	—
Total	2,992,793	2,705,203	2,441,003	$16,202	$20,579	$12,185

Restricted Units
Our restricted unit awards are considered phantom units, as they represent the right to receive our common units upon vesting. We account for restricted units as either equity-classified awards or liability-classified awards, depending on expected method of settlement. Awards we settle with the issuance of common units upon vesting are equity-classified. Awards we settle in cash upon vesting are liability-classified. We record compensation expense ratably over the vesting period based on the fair value of the common units at the grant date (for domestic employees and NEDs), or, prior to the sale of our Point Tupper Terminal Operations on April 29, 2022, the fair value of the common units measured at each reporting period (for international employees). DERs paid with respect to outstanding equity-classified unvested restricted units reduce equity, similar to cash distributions to unitholders, whereas DERs paid with respect to outstanding liability-classified unvested restricted units were expensed prior to the sale of our Point Tupper Terminal Operations on April 29, 2022. In connection with the DERs for equity awards, we paid $2.5 million, $2.4 million and $2.1 million respectively, in cash, for the years ended December 31, 2022, 2021 and 2020.

Domestic Employees. The outstanding restricted units granted to domestic employees are equity-classified awards and generally vest over five years, beginning one year after the grant date. The fair value of these awards is measured at the grant date.

Non-Employee Directors. The outstanding restricted units granted to NEDs are equity-classified awards that vest over three years. The fair value of these awards is measured at the grant date.

International Employees. Prior to the sale of our Point Tupper Terminal Operations on April 29, 2022, the outstanding restricted units granted to international employees were cash-settled and accounted for as liability-classified awards. These awards vested over three years and the fair value was equal to the market price of our common units at each reporting period. For the year ended December 31, 2022, 11,364 restricted units vested and 10,396 restricted units were forfeited related to our international employees.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our equity-classified restricted unit awards is as follows:

	Measured at Grant Date Fair Value
	Number of Units	Weighted-Average Fair Value Per Unit
Nonvested units as of January 1, 2020	1,284,492	$27.48
Granted	1,454,998	12.10
Vested	(374,847)	28.47
Forfeited	(30,749)	26.75
Nonvested units as of December 31, 2020	2,333,894	17.70
Granted	1,049,081	16.28
Vested	(630,888)	20.07
Forfeited	(102,339)	14.28
Nonvested units as of December 31, 2021	2,649,748	16.57
Granted	1,206,824	16.09
Vested	(738,701)	17.79
Forfeited	(125,078)	16.23
Nonvested units as of December 31, 2022	2,992,793	16.08

The total fair value of our equity-classified restricted unit awards vested for the years ended December 31, 2022, 2021 and 2020 was $11.9 million, $10.3 million and $4.6 million, respectively. We issued 531,637, 460,076 and 275,146 common units in connection with these award vestings, net of employee tax withholding requirements, for the years ended December 31, 2022, 2021 and 2020, respectively. Unrecognized compensation cost related to our equity-classified employee awards totaled $45.6 million as of December 31, 2022, which we expect to recognize over a weighted-average period of 3.7 years.

Performance Awards
Performance awards are issued to certain of our key employees and represent either rights to receive our common units or cash upon achieving performance measures for the performance period established by the NuStar GP, LLC Compensation Committee (the Compensation Committee). Achievement of the performance measures determines the rate at which the performance awards convert into our common units or cash, which ranges from zero to 200% for certain awards.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
A summary of our performance awards is shown below:

		Performance Unit Awards
			Granted for Accounting Purposes
	Performance Cash Awards	Total Performance Unit Awards Granted	Performance Unit Awards	Weighted-Average Grant Date Fair Value per Unit
	(Thousands of Dollars)
Outstanding as of January 1, 2020	$—	161,561	74,439	$28.01
Granted	2,167	—	57,448	13.21
Performance adjustment (a)	—	72,951	72,951	28.01
Vested	—	(147,390)	(147,390)	28.01
Outstanding as of December 31, 2020	2,167	87,122	57,448	13.21
Granted	2,254	4,021	33,695	15.79
Vested (b)	(672)	(53,427)	(53,427)	13.21
Forfeitures	(51)	(4,021)	(4,021)	13.21
Outstanding as of December 31, 2021	3,698	33,695	33,695	15.79
Granted	2,954	—	—	—
Performance adjustment (a)	—	14,839	14,839	15.79
Vested (b)	(1,507)	(48,534)	(48,534)	15.79
Outstanding as of December 31, 2022	$5,145	—	—	—
(a) For the year ended December 31, 2020, common units granted and issued upon vesting resulted from performance units earned at 198% of the 2019 target. For the year ended December 31, 2022, common units granted and issued upon vesting resulted from performance units earned at 150% of the 2021 target.
(b) For the years ended December 31, 2022 and 2021, we settled performance cash awards with 137,931 and 43,733 common units, respectively, and issued 84,778 and 26,704 common units, net of employee tax withholding requirements, respectively.

The total fair value of our performance unit awards vested for the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.8 million and $4.2 million, respectively. For the years ended December 31, 2022, 2021, and 2020 we issued 29,840, 31,366 and 93,440 common units in connection with the performance unit award vestings, net of employee tax withholding requirements, respectively.

On January 26, 2023, we settled performance cash awards in common units, and together with the performance unit awards, we issued 82,353 common units, net of employee tax withholding requirements, respectively.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
23. INCOME TAXES
Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Current:
U.S.	$3,558	$3,755	$36
Foreign	272	221	2,415
Foreign withholding tax	355	1,281	—
Total current	4,185	5,257	2,451

Deferred:
U.S.	341	(93)	300
Foreign	(1,287)	(531)	(621)
Foreign withholding tax	—	(745)	533
Total deferred	(946)	(1,369)	212

Income tax expense	$3,239	$3,888	$2,663

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

The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$17,710	$20,005
Capital loss	3,714	3,735
Other	793	625
Total deferred income tax assets	22,217	24,365
Less: Valuation allowance	(21,573)	(23,718)
Net deferred income tax assets	644	647

Deferred income tax liabilities:
Property, plant and equipment	(3,534)	(11,884)
Foreign withholding tax	(286)	(272)
Other	(43)	(322)
Total deferred income tax liabilities	(3,863)	(12,478)

Net deferred income tax liability	$(3,219)	$(11,831)

As of December 31, 2022, our U.S. and foreign corporate operations have net operating loss carryforwards for tax purposes totaling $51.1 million and $23.3 million, respectively, which are subject to various limitations on use and expire in years 2032 through 2034 for U.S. losses and in years 2023 through 2033 for foreign losses. However, U.S. losses generated after December 31, 2017, totaling $5.2 million, can be carried forward indefinitely. As of December 31, 2022, our U.S. corporate operations

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
have a capital loss carryforward for tax purposes totaling $17.7 million, which is subject to limitations on use and expires in 2024.
As of December 31, 2022 and 2021, we have a valuation allowance of $21.6 million and $23.7 million, respectively, related to our deferred tax assets on net operating losses and capital losses. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain net operating loss carryforwards before they expire. In 2022, there was a $2.3 million decrease in the valuation allowance for the U.S. net operating loss and a $0.1 million increase in the foreign net operating loss valuation allowance due to changes in our estimates of the amount of loss carryforwards that will be realized, based upon future taxable income.
The realization of net deferred income tax assets recorded as of December 31, 2022 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the net deferred income tax assets as of December 31, 2022 will be realized, based on expected future taxable income.

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
Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Revenues:
Pipeline	$828,191	$762,238	$718,823
Storage	334,549	427,668	494,442
Fuels marketing	520,486	428,608	268,345
Consolidation and intersegment eliminations	(3)	(14)	(46)
Total revenues	$1,683,223	$1,618,500	$1,481,564

Depreciation and amortization expense:
Pipeline	$178,802	$179,088	$177,384
Storage	73,076	87,500	99,092
Total segment depreciation and amortization expense	251,878	266,588	276,476
Other depreciation and amortization expense	7,358	7,792	8,625
Total depreciation and amortization expense	$259,236	$274,380	$285,101

Operating income:
Pipeline	$438,670	$321,472	$118,429
Storage	61,081	24,800	189,781
Fuels marketing	33,536	11,181	12,233
Total segment operating income	533,287	357,453	320,443
General and administrative expenses	117,116	113,207	102,716
Other depreciation and amortization expense	7,358	7,792	8,625
Total operating income	$408,813	$236,454	$209,102

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Revenues by geographic area are shown in the table below:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
United States	$1,667,672	$1,582,672	$1,441,892
Foreign	15,551	35,828	39,672
Consolidated revenues	$1,683,223	$1,618,500	$1,481,564

For the years ended December 31, 2022, 2021 and 2020, Valero Energy Corporation accounted for approximately 18%, or $307.3 million, 19%, or $308.5 million, and 20%, or $295.1 million, of our revenues, respectively. These revenues were included in all of our reportable business segments. No other single customer accounted for 10% or more of our consolidated revenues.

Total amounts of property, plant and equipment, net by geographic area were as follows:

	December 31,
	2022	2021
	(Thousands of Dollars)
United States	$3,359,427	$3,428,441
Foreign	43,656	113,201
Consolidated property, plant and equipment, net	$3,403,083	$3,541,642

Total assets by reportable segment were as follows:

	December 31,
	2022	2021
	(Thousands of Dollars)
Pipeline	$3,360,685	$3,441,272
Storage	1,438,609	1,537,037
Fuels marketing	37,763	41,562
Total segment assets	4,837,057	5,019,871
Other partnership assets	136,629	136,461
Total consolidated assets	$4,973,686	$5,156,332

Capital expenditures by reportable segment were as follows:

	Year Ended December 31,
	2022	2021	2020
	(Thousands of Dollars)
Pipeline	$90,430	$67,340	$122,512
Storage	47,222	112,043	71,788
Other partnership assets	2,978	1,750	3,779
Total capital expenditures	$140,630	$181,133	$198,079

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be disclosed under this Item 10 is incorporated by reference to the following sections of our Proxy Statement for the 2023 annual meeting of unitholders (Proxy Statement), which is expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K: “Corporate Governance;” “Proposal No. 1 Election of Directors;” and “Information About Our Executive Officers.”

ITEM 11.    EXECUTIVE COMPENSATION
Information required to be disclosed under this Item 11 is incorporated by reference to the following sections of our Proxy Statement: “Compensation Discussion and Analysis;” “Evaluation of Compensation Risk;” “Summary Compensation Table;” “Pay Ratio;” “Grants of Plan-Based Awards During the Year Ended December 31, 2022;” “Outstanding Equity Awards at December 31, 2022;” “Option Exercises and Units Vested During the Year Ended December 31, 2022;” “Pension Benefits for the Year Ended December 31, 2022;” “Nonqualified Deferred Compensation for the Year Ended December 31, 2022;” “Potential Payments Upon Termination or Change of Control;” “Pay Versus Performance;” “Director Compensation;” “Corporate Governance-Compensation Committee Interlocks and Insider Participation;” “Compensation Committee Report;” “Corporate Governance-Board Structure and Governance;” and “Corporate Governance-Committees of the Board.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required to be disclosed under this Item 12 is incorporated by reference to the following sections of our Proxy Statement: “Security Ownership.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required to be disclosed under this Item 13 is incorporated by reference to the following sections of our Proxy Statement: “Corporate Governance-Director Independence;” “Corporate Governance-Board Structure and Governance;” and “Certain Relationships and Related Party Transactions.”

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
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
Consolidated Statements of Partners’ Equity and Mezzanine Equity for the Years Ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements

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

+10.21	NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-16417), Exhibit 10.30

+10.22	First Amendment to the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, dated as of February 7, 2018	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-16417), Exhibit 10.31

+10.23	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-16417), Exhibit 10.28

+10.24	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2007 (File No. 001-32040), Exhibit 10.04

+10.25	First Amendment to the NuStar GP Holdings, LLC Long-Term Incentive Plan, dated as of February 7, 2018	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-32040), Exhibit 10.46

+10.26	Form of Converted Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417), Exhibit 10.1

+10.27	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018 (File No. 001-16417), Exhibit 10.06

+10.28	Form of Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417), Exhibit 10.2

+10.29	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417), Exhibit 10.3

+10.30	Form of 2020 Performance Cash Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2020 (File No. 001-16417), Exhibit 10.11

+10.31	Form of 2020 Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2020 (File No. 001-16417), Exhibit 10.43

+10.32	Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed April 30, 2021 (File No. 001-16417), Exhibit 10.1

+10.33	Form of 2021 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2021 (File No. 001-16417), Exhibit 10.02

+10.34	Form of 2021 Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-16417), Exhibit 10.35

Exhibit Number	Description	Incorporated by Reference to the Following Document

+10.35	Form of 2021 Non-employee Director Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-16417), Exhibit 10.36

+10.36	Form of 2022 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2022 (File No. 001-16417), Exhibit 10.03

+10.37	Form of 2022 Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	*

+10.38	Form of 2022 Non-employee Director Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	*

+10.39	NuStar Energy L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.40	Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement	NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417), Exhibit 10.1

+10.41	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.45

+10.42	Amendment to NuStar Excess Pension Plan, effective October 9, 2018	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018 (File No. 001-16417), Exhibit 10.04

+10.43	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

+10.44	Amendment to NuStar Excess Thrift Plan, effective as of January 1, 2017	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2017 (File No. 001-16417), Exhibit 10.02

+10.45	Amendment No. 2 to NuStar Excess Thrift Plan, effective October 9, 2018	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018 (File No. 001-16417), Exhibit 10.05

10.46	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.47	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated as of August 18, 2017, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2017 (File No. 001-16417), Exhibit 10.02

21.01	List of subsidiaries of NuStar Energy L.P.	*

22.01	Subsidiary Guarantors and Issuers of Guaranteed Securities	*

23.01	Consent of KPMG LLP dated February 23, 2023	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

Exhibit Number	Description	Incorporated by Reference to the Following Document

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover page Interactive Data File - Formatted in Inline XBRL and contained in Exhibit 101	*

*	Filed herewith.

**	Furnished herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15 of Form 10-K.

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
February 23, 2023

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 23, 2023

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
February 23, 2023

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

Signature	Title	Date

/s/ Bradley C. Barron	Chairman of the Board, President and	February 23, 2023
Bradley C. Barron	Chief Executive Officer (Principal Executive Officer)

/s/ Thomas R. Shoaf	Executive Vice President	February 23, 2023
Thomas R. Shoaf	and Chief Financial Officer (Principal Financial Officer)

/s/ Jorge A. del Alamo	Senior Vice President and Controller	February 23, 2023
Jorge A. del Alamo	(Principal Accounting Officer)

/s/ J. Dan Bates	Director	February 23, 2023
J. Dan Bates

/s/ Jelynne LeBlanc Burley	Director	February 23, 2023
Jelynne LeBlanc Burley

/s/ William B. Burnett	Director	February 23, 2023
William B. Burnett

/s/ Ed A. Grier	Director	February 23, 2023
Ed A. Grier

/s/ Dan J. Hill	Director	February 23, 2023
Dan J. Hill

/s/ Robert J. Munch	Director	February 23, 2023
Robert J. Munch

/s/ W. Grady Rosier	Director	February 23, 2023
W. Grady Rosier

/s/ Martin Salinas, Jr.	Director	February 23, 2023
Martin Salinas, Jr.