Form 10-Q
period 2023-03-31
NuStar Energy L.P.
filed 2023-05-05
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The number of common units outstanding as of April 30, 2023 was 110,904,702.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,151	$14,489
Accounts receivable, net	137,647	149,971
Inventories	15,518	15,397
Prepaid and other current assets	15,729	24,067
Total current assets	174,045	203,924
Property, plant and equipment, at cost	5,658,551	5,733,685
Accumulated depreciation and amortization	(2,344,543)	(2,330,602)
Property, plant and equipment, net	3,314,008	3,403,083
Intangible assets, net	504,288	513,696
Goodwill	732,356	732,356
Other long-term assets, net	199,017	120,627
Total assets	$4,923,714	$4,973,686

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$69,435	$67,765
Current portion of finance leases	4,535	4,416
Accrued interest payable	76,112	37,607
Accrued liabilities	56,333	76,072
Taxes other than income tax	6,999	10,607
Total current liabilities	213,414	196,467
Long-term debt, less current portion of finance leases	3,113,074	3,293,415
Deferred income tax liability	3,246	3,219
Other long-term liabilities	211,275	131,299
Total liabilities	3,541,009	3,624,400

Commitments and contingencies (Note 5)

Series D preferred limited partners (16,346,650 units outstanding as of March 31, 2023 and December 31, 2022) (Note 6)	450,641	446,970

Partners’ equity (Note 7):
Preferred limited partners
Series A (9,060,000 units outstanding as of March 31, 2023 and December 31, 2022)	218,307	218,307
Series B (15,400,000 units outstanding as of March 31, 2023 and December 31, 2022)	371,476	371,476
Series C (6,900,000 units outstanding as of March 31, 2023 and December 31, 2022)	166,518	166,518
Common limited partners (110,903,880 and 110,818,718 units outstanding as of March 31, 2023 and December 31, 2022, respectively)	207,164	177,620
Accumulated other comprehensive loss	(31,401)	(31,605)
Total partners’ equity	932,064	902,316
Total liabilities, mezzanine equity and partners’ equity	$4,923,714	$4,973,686
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Service revenues	$285,266	$265,305
Product sales	108,601	144,558
Total revenues	393,867	409,863
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	89,162	86,402
Depreciation and amortization expense	62,054	63,303
Total costs associated with service revenues	151,216	149,705
Costs associated with product sales	93,461	126,715
Impairment loss	—	46,122
General and administrative expenses (excluding depreciation and amortization expense)	28,725	27,071
Other depreciation and amortization expense	1,555	1,824
Total costs and expenses	274,957	351,437
Gain on sale of assets	41,075	—
Operating income	159,985	58,426
Interest expense, net	(57,371)	(49,818)
Other income, net	4,509	3,671
Income before income tax expense (benefit)	107,123	12,279
Income tax expense (benefit)	1,187	(33)
Net income	$105,936	$12,312

Basic and diluted net income (loss) per common unit (Note 8)	$0.61	$(0.22)
Basic and diluted weighted-average common units outstanding	110,880,981	110,177,045

Comprehensive income	$106,140	$13,244
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$105,936	$12,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,609	65,127
Amortization of unit-based compensation	3,628	3,412
Amortization of debt related items	2,607	2,532
Gain on sale of assets	(41,075)	—
Impairment loss	—	46,122
Changes in current assets and current liabilities (Note 9)	32,614	17,512
Decrease in other long-term assets, net	3,294	3,644
Decrease in other long-term liabilities	(1,729)	(662)
Other, net	(4,300)	(4,169)
Net cash provided by operating activities	164,584	145,830

Cash flows from investing activities:
Capital expenditures	(22,083)	(32,750)
Change in accounts payable related to capital expenditures	(4,308)	(14,498)
Proceeds from insurance recoveries	12,395	5,805
Proceeds from sale or disposition of assets, net of transaction costs	102,670	341
Net cash provided by (used in) investing activities	88,674	(41,102)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	120,300	253,000
Long-term debt repayments	(301,600)	(268,800)
Distributions to preferred unitholders	(32,661)	(31,025)
Distributions to common unitholders	(44,362)	(44,041)
Other, net	(4,365)	(8,848)
Net cash used in financing activities	(262,688)	(99,714)

Effect of foreign exchange rate changes on cash	170	176
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,260)	5,190
Cash, cash equivalents and restricted cash as of the beginning of the period	23,377	14,439
Cash, cash equivalents and restricted cash as of the end of the period	$14,117	$19,629
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 7)	Series D Preferred Limited Partners (Note 6)	Total
Balance as of January 1, 2023	$756,301	$177,620	$(31,605)	$902,316	$446,970	$1,349,286
Net income	21,584	73,203	—	94,787	11,149	105,936
Other comprehensive income	—	—	204	204	—	204
Distributions to partners:
Series A, B and C preferred	(21,584)	—	—	(21,584)	—	(21,584)
Common ($0.40 per unit)	—	(44,362)	—	(44,362)	—	(44,362)
Series D preferred	—	—	—	—	(11,149)	(11,149)
Unit-based compensation	—	4,384	—	4,384	—	4,384
Series D Preferred Unit accretion	—	(3,671)	—	(3,671)	3,671	—
Other	—	(10)	—	(10)	—	(10)
Balance as of March 31, 2023	$756,301	$207,164	$(31,401)	$932,064	$450,641	$1,382,705

Balance as of January 1, 2022	$756,301	$299,502	$(73,978)	$981,825	$616,439	$1,598,264
Net income (loss)	15,238	(18,780)	—	(3,542)	15,854	12,312
Other comprehensive income	—	—	932	932	—	932
Distributions to partners:
Series A, B and C preferred	(15,238)	—	—	(15,238)	—	(15,238)
Common ($0.40 per unit)	—	(44,041)	—	(44,041)	—	(44,041)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	6,910	—	6,910	—	6,910
Series D Preferred Unit accretion	—	(4,581)	—	(4,581)	4,581	—
Other	—	—	—	—	(2)	(2)
Balance as of March 31, 2022	$756,301	$239,010	$(73,046)	$922,265	$621,018	$1,543,283
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

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

2. DISPOSITIONS

Sale-Leaseback Transaction
On March 21, 2023, we sold our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for an aggregate cash sales price of approximately $103.0 million and immediately leased back the Corporate Headquarters for an initial term of twenty years, with two renewal options of ten years each (the Sale-Leaseback Transaction). Upon closing of the sale in the first quarter of 2023, the Sale-Leaseback Transaction qualified as a completed sale, and we recognized a gain of $41.1 million, which is presented in “Gain on sale of assets” on the condensed consolidated statements of comprehensive income. We entered into the Sale-leaseback Transaction in order to monetize the Corporate Headquarters and used the proceeds to repay borrowings on our revolving credit agreement.

Pursuant to the lease agreement, rent for the initial term starts at $6.4 million per year and increases annually by 2.5%. As of March 31, 2023, right-of-use assets and lease liabilities associated with the Sale-Leaseback Transaction assumed a reasonably certain term of 20 years and were included in our consolidated balance sheet as follows:

March 31, 2023
(Thousands of Dollars)
Operating lease right-of-use assets:
Other long-term assets, net	$82,230

Operating lease liabilities:
Accrued liabilities	$710
Other long-term liabilities	81,498
Total operating lease liabilities	$82,208

As of March 31, 2023, the weighted-average discount rate for our operating leases was 6.1%.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Point Tupper Terminal Disposition
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million. The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We used the sales proceeds to reduce debt and improve our debt metrics.

During the first quarter of 2022, we determined the Point Tupper Terminal Operations met the criteria to be classified as held for sale. We compared the carrying value of the Point Tupper Terminal Operations, which included $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in "Impairment loss" on the condensed consolidated statements of comprehensive income. We believe that the sales price of $60.0 million provided a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy. Upon closing in the second quarter of 2022, we released $39.6 million of foreign currency translation losses from accumulated other comprehensive loss and finalized our sales price, resulting in a gain of $1.6 million, which was presented in “Other income, net” on the condensed consolidated statement of comprehensive income for the period.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2023		2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,612	$(17,647)	$2,336	$(15,443)
Noncurrent portion	304	(41,405)	504	(46,027)
Total	2,916	(59,052)	2,840	(61,470)

Activity:
Additions	125	(16,829)	71	(9,645)
Transfer to accounts receivable	(2,388)	—	(2,037)	—
Transfer to revenues	—	14,008	(83)	12,117
Total	(2,263)	(2,821)	(2,049)	2,472

Balances as of March 31:
Current portion	406	(21,065)	277	(13,454)
Noncurrent portion	247	(40,808)	448	(45,544)
Held for sale	—	—	66	—
Total	$653	$(61,873)	$791	$(58,998)

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2023:

Remaining Performance Obligations
(Thousands of Dollars)
2023 (remaining)	$278,253
2024	286,825
2025	189,473
2026	128,358
2027	58,971
Thereafter	78,451
Total	$1,020,331

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.

Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2023	2022
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$96,603	$86,124
Refined products and ammonia pipelines	116,580	102,559
Total pipeline segment revenues from contracts with customers	213,183	188,683

Storage segment:
Throughput terminals	27,315	26,441
Storage terminals (excluding lessor revenues)	42,016	50,719
Total storage segment revenues from contracts with customers	69,331	77,160
Lessor revenues	11,326	10,761
Total storage segment revenues	80,657	87,921

Fuels marketing segment:
Revenues from contracts with customers	100,027	133,260

Consolidation and intersegment eliminations	—	(1)

Total revenues	$393,867	$409,863

4. DEBT

Revolving Credit Agreement
As of March 31, 2023, NuStar Logistics’ $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement), due April 27, 2025, had $940.4 million available for borrowing and $55.0 million of borrowings outstanding. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of March 31, 2023 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a SOFR-based rate. The Revolving Credit Agreement and certain fees under our $100.0 million receivables financing agreement are the only debt arrangements with interest rates that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of March 31, 2023, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 7.6%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2023, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	March 31, 2023	December 31, 2022
	(Thousands of Dollars)
Fair value	$3,045,683	$3,169,664
Carrying amount	$3,062,362	$3,242,289

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

5. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $0.6 million and $0.3 million for contingent losses as of March 31, 2023 and December 31, 2022, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

6. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

In November 2022, we repurchased an aggregate 6,900,000 of our Series D Cumulative Convertible Preferred Units (Series D Preferred Units). The following is a summary of our Series D Preferred Units issued and outstanding:

	Price per Unit	Number of Units
June 29, 2018 issuance	$25.38	15,760,441
July 13, 2018 issuance	$25.38	7,486,209
Total units issued		23,246,650
November 22, 2022 repurchase	$32.73	(6,900,000)
Units outstanding at March 31, 2023 and December 31, 2022		16,346,650

We allocate net income to our Series D Preferred Units equal to the amount of distributions earned during the period. Distributions on the Series D Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates and are payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018, to holders of record on the first business day of each payment month. The distribution rates on the Series D Preferred Units are as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years; (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 per unit may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

Distribution information on our Series D Preferred Units is as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
March 15, 2023 - June 14, 2023	$0.682	$11,148
December 15, 2022 - March 14, 2023	$0.682	$11,148

March 15, 2022 - June 14, 2022	$0.682	$15,854
December 15, 2021 - March 14, 2022	$0.682	$15,854

In April 2023, our board of directors declared distributions with respect to the Series D Preferred Units to be paid on June 15, 2023.

7. PARTNERS' EQUITY

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

Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of March 31, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

In April 2023, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on June 15, 2023.

Common Limited Partners
We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units. In April 2023, our board of directors declared distributions with respect to our common units for the quarter ended March 31, 2023.

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2023	$0.40	$44,396	May 8, 2023	May 12, 2023
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023

Accumulated Other Comprehensive Income (Loss) (AOCI)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended March 31,
	2023				2022
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$62	$(34,380)	$2,713	$(31,605)	$(41,761)	$(36,486)	$4,269	$(73,978)
Other comprehensive income before reclassification adjustments	435	—	—	435	829	—	—	829
Net gain on pension costs reclassified into other income, net	—	—	(737)	(737)	—	—	(420)	(420)
Net loss on cash flow hedges reclassified into interest expense, net	—	515	—	515	—	529	—	529
Other	—	—	(9)	(9)	—	—	(6)	(6)
Other comprehensive income (loss)	435	515	(746)	204	829	529	(426)	932
Balance as of March 31	$497	$(33,865)	$1,967	$(31,401)	$(40,932)	$(35,957)	$3,843	$(73,046)

As of March 31, 2023, we expect to reclassify a loss of $2.9 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

8. NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans. We compute basic net income (loss) per common unit by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. We compute diluted net income (loss) per common unit by dividing net income (loss) attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units include the Series D Preferred Units.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Series D Preferred Units contain certain unitholder conversion and redemption features, and we use the if-converted method to calculate the dilutive effect of the conversion or redemption feature that is most advantageous to our Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding was antidilutive for each of the three months ended March 31, 2023 and 2022; therefore, we did not include such conversion in the computation of diluted net income (loss) per common unit.

The following table details the calculation of basic and diluted net income (loss) per common unit:

	Three Months Ended March 31,
	2023	2022
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$105,936	$12,312
Distributions to preferred limited partners	(32,733)	(31,092)
Distributions to common limited partners	(44,396)	(44,165)
Distribution equivalent rights to restricted units	(672)	(633)
Distributions less than (in excess of) income	$28,135	$(63,578)

Distributions to common limited partners	$44,396	$44,165
Allocation of distributions less than (in excess of) income to common limited partners	27,396	(63,578)
Series D Preferred Unit accretion	(3,671)	(4,581)
Net income (loss) attributable to common units	$68,121	$(23,994)

Basic and diluted weighted-average common units outstanding	110,880,981	110,177,045

Basic and diluted net income (loss) per common unit	$0.61	$(0.22)

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2023	2022
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(131)	$(13,704)
Inventories	(121)	(3,062)
Other current assets	8,326	10,289
Increase (decrease) in current liabilities:
Accounts payable	7,413	4,284
Accrued interest payable	38,505	37,968
Accrued liabilities	(18,228)	(14,178)
Taxes other than income tax	(3,150)	(4,085)
Changes in current assets and current liabilities	$32,614	$17,512

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of accrued compensation expense paid with fully vested common unit awards; and
•current assets and current liabilities disposed of during the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2023	2022
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$16,600	$9,320
(Refunds received) cash paid for income taxes, net	$(1,126)	$185
Right-of-use assets obtained in exchange for operating lease liabilities	$82,364	$2,674
Right-of-use assets obtained in exchange for finance lease liabilities	$844	$731

Restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	March 31, 2023	December 31, 2022
	(Thousands of Dollars)
Cash and cash equivalents	$5,151	$14,489
Other long-term assets, net	8,966	8,888
Cash, cash equivalents and restricted cash	$14,117	$23,377

10. SEGMENT INFORMATION

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
Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2023	2022
	(Thousands of Dollars)
Revenues:
Pipeline	$213,183	$188,683
Storage	80,657	87,921
Fuels marketing	100,027	133,260
Consolidation and intersegment eliminations	—	(1)
Total revenues	$393,867	$409,863

Operating income (loss):
Pipeline	$119,858	$95,752
Storage	22,766	(14,975)
Fuels marketing	6,566	6,544
Total segment operating income	149,190	87,321
Gain on sale of assets	41,075	—
General and administrative expenses	28,725	27,071
Other depreciation and amortization expense	1,555	1,824
Total operating income	$159,985	$58,426

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Total assets by reportable segment were as follows:

	March 31, 2023	December 31, 2022
	(Thousands of Dollars)
Pipeline	$3,324,780	$3,360,685
Storage	1,409,926	1,438,609
Fuels marketing	44,620	37,763
Total segment assets	4,779,326	4,837,057
Other partnership assets	144,388	136,629
Total consolidated assets	$4,923,714	$4,973,686

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of economic activity and the actions by oil-producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. Please read Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in four sections:
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

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of March 31, 2023, our assets included 9,465 miles of pipeline and 63 terminal and storage facilities, which provided approximately 49 million barrels of storage capacity. We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). The term “throughput” as used in this document generally refers to barrels of crude oil, refined product or renewable fuels or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks. We generate revenue primarily from:
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

Recent Development
Sale-leaseback. On March 21, 2023, we consummated a sale-leaseback transaction with respect to our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for approximately $103.0 million and recognized a gain of $41.1 million. We entered into the sale-leaseback transaction in order to monetize the Corporate Headquarters and used the proceeds to repay borrowings on our revolving credit agreement. Please refer to Note 2 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information.

Other Event
Point Tupper Terminal Disposition. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022. Please refer to Note 2 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information.

Trends and Outlook
In 2023, we are continuing to execute our plan to strengthen our balance sheet, and in the first quarter of 2023, we completed the sale-leaseback of our Corporate Headquarters for about $103.0 million of cash, as described above. We deployed the proceeds to reduce our debt balance, which will facilitate our redemption of a portion of the Series D Cumulative Convertible Preferred Units (Series D Preferred Units) later this year. For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows, as we did in 2022 and 2021. We will continue to evaluate sources of liquidity to facilitate the planned redemption of the remaining Series D Preferred Units in 2023 and 2024, which is several years ahead of the holders’ redemption option in 2028. We plan to continue to manage our operations with fiscal discipline in order to best maximize unitholder value.

In 2023, we expect most of our pipeline systems to benefit from the positive revenue impact of our tariff indexation increases effective in July 2022, as well as the increases we expect in July 2023, which is an important counterbalance to the impact of inflation on our business. We also expect throughputs and revenues to increase, year-over-year, across most of our pipeline systems.

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

If we see a continuation or acceleration of 2022’s inflationary conditions, rising interest rates, supply chain disruptions and tight labor markets, then we may also see higher costs of operating our assets and executing on our capital projects in 2023. In an effort to curb inflation amidst the backdrop of the Russia-Ukraine conflict, existing supply chain constraints, and the global economic recovery, the U.S. Federal Reserve (the Fed) raised interest rates several times in 2022 and in early 2023. The Fed may implement additional increases in 2023, which will increase the cost of our variable-rate debt, as well as the cost of our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, which have distribution rates that increase or decrease along with current interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should help to counterbalance the impact of inflation on our costs. Additionally, we expect to further mitigate the impact of inflation in 2023 through our expense optimization initiative we began in early 2022.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$285,266	$265,305	$19,961
Product sales	108,601	144,558	(35,957)
Total revenues	393,867	409,863	(15,996)

Costs and expenses:
Costs associated with service revenues	151,216	149,705	1,511
Costs associated with product sales	93,461	126,715	(33,254)
Impairment loss	—	46,122	(46,122)
General and administrative expenses	28,725	27,071	1,654
Other depreciation and amortization expense	1,555	1,824	(269)
Total costs and expenses	274,957	351,437	(76,480)

Gain on sale of assets	41,075	—	41,075

Operating income	159,985	58,426	101,559
Interest expense, net	(57,371)	(49,818)	(7,553)
Other income, net	4,509	3,671	838
Income before income tax expense (benefit)	107,123	12,279	94,844
Income tax expense (benefit)	1,187	(33)	1,220
Net income	$105,936	$12,312	$93,624

Basic and diluted net income (loss) per common unit	$0.61	$(0.22)	$0.83

Consolidated Overview. Net income increased $93.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly due to a gain of $41.1 million related to the sale-leaseback transaction of the Corporate Headquarters and higher operating income from our pipeline segment of $24.1 million, both in the first quarter of 2023, as well as a non-cash impairment loss of $46.1 million in the first quarter of 2022.

Corporate Items. General and administrative expenses increased $1.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to higher compensation and various other expenses.

Interest expense, net, increased $7.6 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to higher interest rates on our variable-rate debt in 2023.

Pipeline Segment
As of March 31, 2023, our pipeline assets consist of 9,465 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 2,920 miles of refined product pipelines and 2,050 miles of crude oil pipelines. In addition, our Central East System includes 2,495 miles of refined product pipelines, consisting of the East and North Pipelines, and a 2,000-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline. Throughputs on the Ammonia Pipeline are converted from tons to barrels for reporting purposes only. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,325,282	1,309,085	16,197
Refined products and ammonia pipelines throughput (barrels/day)	595,622	563,248	32,374
Total throughput (barrels/day)	1,920,904	1,872,333	48,571

Throughput and other revenues	$213,183	$188,683	$24,500
Operating expenses	49,775	48,103	1,672
Depreciation and amortization expense	43,550	44,828	(1,278)
Segment operating income	$119,858	$95,752	$24,106

Pipeline segment revenues increased $24.5 million and throughputs increased 48,571 barrels per day for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly due to the following:
•an increase in revenues of $7.2 million and an increase in throughputs of 23,319 barrels per day on our Permian Crude System, mainly due to increased customer production supplying this system and more barrels moved at higher average tariffs in the first quarter of 2023. However, these increases were partially offset by decreased revenues of $2.2 million from lower commodity prices on PLA volumes sold in the first quarter of 2023, compared to the first quarter of 2022;
•an increase in revenues of $6.8 million and an increase in throughputs of 46,724 barrels per day on our McKee System pipelines, primarily due to operational issues at a customer’s refinery in 2022, as well as higher demand on our pipeline serving the Denver, Colorado market in 2023;
•an increase in revenues of $4.2 million on our East and North pipelines combined, mainly due to higher demand in the first quarter of 2023 and tariff indexation increases, which were effective in July 2022. However, throughputs decreased 4,489 barrels per day, mainly due to maintenance activity at a customer’s refinery in the first quarter of 2023;
•an increase in revenues of $2.1 million and an increase in throughputs of 1,557 barrels per day on our Ammonia Pipeline, mainly due to unfavorable market conditions in 2022;
•an increase in revenues of $1.9 million and an increase in throughputs of 7,808 barrels per day on our Three Rivers System, primarily due to an increase in demand in the markets served by this system in the first quarter of 2023;
•an increase in revenues of $1.6 million and an increase in throughputs of 4,264 barrels per day on our Valley Pipeline, mainly due to higher demand in the markets served by this pipeline in the first quarter of 2023; and
•an increase in revenues of $1.3 million on our Corpus Christi Crude Pipeline System, mainly due to increased volumes on certain of our pipelines in this system, despite lower overall throughputs of 29,262 barrels per day.

Operating expenses increased $1.7 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to an increase in maintenance and regulatory expenses of $0.8 million and an increase in power costs of $0.7 million.

Depreciation and amortization expense decreased $1.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly due to more fully depreciated assets.

Storage Segment
Our storage segment is composed of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of March 31, 2023, we owned and operated 29 terminal and storage facilities in the U.S. and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Point Tupper Terminal Disposition. In the first quarter of 2022, we recorded a non-cash, pre-tax impairment loss of $46.1 million related to our Point Tupper Terminal Operations, which were sold on April 29, 2022.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day) (a)	502,717	482,526	20,191

Throughput terminal revenues	$27,315	$26,441	$874
Storage terminal revenues	53,342	61,480	(8,138)
Total revenues	80,657	87,921	(7,264)
Operating expenses	39,387	38,299	1,088
Depreciation and amortization expense	18,504	18,475	29
Impairment loss	—	46,122	(46,122)
Segment operating income (loss)	$22,766	$(14,975)	$37,741
(a)Prior period throughputs for our Corpus Christi North Beach terminal were restated consistent with current period presentation.

Throughput terminal revenues increased $0.9 million and throughputs increased 20,191 barrels per day for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly due to an increase in revenues of $1.5 million and an increase in throughputs of 17,444 barrels per day on our Central West Terminals due to higher demand.

Storage terminal revenues decreased $8.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to:
•a decrease in revenues of $9.7 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market, partially offset by higher reimbursable revenues; and
•a decrease in revenues of $7.8 million due to the Point Tupper Terminal Disposition in April 2022.

These decreases were partially offset by an increase in revenues of $8.3 million at our West Coast Terminals, mainly at our Stockton, Portland and Selby terminals, primarily due to new contracts, rate escalations and higher throughput and handling fees.

Operating expenses increased $1.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to the following:
•an increase in reimbursable expenses of $4.2 million, mainly due to tank cleaning at our Corpus Christi North Beach and St. James terminals in 2023 and increased customer activity at our West Coast terminals; and
•an increase in maintenance and regulatory expenses of $3.0 million, primarily due to tank cleaning at our St. James terminal, as well as minor maintenance activity across various terminals.

These increases were partially offset by a decrease in operating expenses of $6.0 million due to the Point Tupper Terminal Disposition in April 2022.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$100,027	$133,260	$(33,233)
Cost of goods	93,186	126,123	(32,937)
Gross margin	6,841	7,137	(296)
Operating expenses	275	593	(318)
Segment operating income	$6,566	$6,544	$22

Segment operating income was comparable for the three months ended March 31, 2023 and the three months ended March 31, 2022, mainly due to an increase of $1.7 million in gross margins from our blending sales, offset by a decrease of $1.0 million in gross margins from our bunkering operations and a decrease of $1.0 million in other product sales.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
Our primary cash requirements are for distributions to our partners, debt service, capital expenditures and operating expenses. Our partnership agreement requires that we distribute all “Available Cash” to our common limited partners each quarter. “Available Cash” is defined in the partnership agreement generally as cash on hand at the end of the quarter, plus certain permitted borrowings made subsequent to the end of the quarter, less cash reserves determined by our board of directors, subject to requirements for distributions for our preferred units. We may maintain our distribution level with other sources of Available Cash, as provided in our partnership agreement, including borrowings under our revolving credit agreement and proceeds from the sale of assets.

In 2022 and 2021, we were able to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows. We reduced our leverage to position ourselves to repurchase 6,900,000 of our Series D Preferred Units in November 2022, representing approximately one-third of the outstanding units, using borrowings under our revolving credit agreement.

For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows. In the first quarter of 2023, we completed the sale-leaseback of our Corporate Headquarters for approximately $103.0 million, which we used to repay borrowings on our revolving credit agreement. We will continue to evaluate other sources of liquidity to facilitate the planned redemption of the remaining Series D Preferred Units in 2023 and 2024, as discussed below.

The distribution rate on our Series D Preferred Units will increase on June 15, 2023. Additionally, our Series D Preferred Units become redeemable, at our option, beginning on June 29, 2023, and beginning in 2028, the holders of the Series D Preferred Units have the option to require us to redeem their units. Therefore, we have taken steps to position ourselves to repurchase or redeem the Series D Preferred Units. We repurchased 6,900,000 of our Series D Preferred Units in November 2022, representing approximately one-third of the outstanding units, and we plan to redeem the remaining 16,346,650 outstanding Series D Preferred Units in 2023 and 2024, which is several years ahead of the holders’ redemption option in 2028.

We have no long-term debt maturities until 2025, and we expect to be able to access debt capital markets to refinance those maturities.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2023	2022
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$164,584	$145,830
Investing activities	88,674	(41,102)
Financing activities	(262,688)	(99,714)
Effect of foreign exchange rate changes on cash	170	176
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,260)	$5,190

Net cash provided by operating activities increased $18.8 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly due to changes in working capital. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued liabilities balances, which vary depending on the timing of payments. Our working capital decreased $32.6 million for the three months ended March 31, 2023, and $17.5 million for the three months ended March 31, 2022.

For the three months ended March 31, 2023, we recorded net cash provided by investing activities of $88.7 million, compared to net cash used in investing activities of $41.1 million for the three months ended March 31, 2022, primarily due to proceeds of approximately $103.0 million from the sale of the Corporate Headquarters in the first quarter of 2023. Additionally, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, capital expenditures decreased $10.7 million and we received higher insurance proceeds of $6.6 million.

Net cash used in financing activities increased $163.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, mainly due to an increase in net debt repayments, which were higher by $165.5 million, as we used asset sale proceeds, cash from operating activities and cash on hand to repay debt in 2023.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
NuStar Logistics’ $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement) is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2023, our consolidated debt coverage ratio was 3.46x and our consolidated interest coverage ratio was 2.27x. As of March 31, 2023, we had $940.4 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of March 31, 2023 and limit the amount we can borrow under the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest, at our option, at an alternate base rate or a SOFR rate, each as defined in the Revolving Credit Agreement.
Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. As of March 31, 2023, $118.0 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $64.6 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement.

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

Asset Sales
We used the proceeds from the sale of our Corporate Headquarters on March 21, 2023 to repay outstanding borrowings under our Revolving Credit Agreement. We used the proceeds from the Point Tupper Terminal Disposition on April 29, 2022 to reduce debt and thereby improve our debt metrics. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of these dispositions.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2023	$18,727	$3,356	$22,083
2022	$26,041	$6,709	$32,750

Expected for the year ended December 31, 2023	$130,000 - 150,000	$25,000 - 35,000

Strategic capital expenditures for the three months ended March 31, 2023 and 2022 mainly consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, as well as biofuel and other terminal projects at our West Coast Terminals. Reliability capital expenditures primarily related to maintenance upgrade projects at our terminals.

We expect our strategic capital expenditures for the year ended December 31, 2023 to include spending of approximately $45.0 to $60.0 million on expansion projects to accommodate production growth in the Permian Basin and approximately $25.0 million on projects to expand our renewable fuels network on the West Coast. We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand. Therefore, our actual capital expenditures for 2023 may increase or decrease from the expected amounts noted above.

Distributions
Preferred Units. Distributions on our preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

The distribution rates on the outstanding Series D Preferred Units are as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units outstanding as of March 31, 2023 and December 31, 2022 totaled 16,346,650, as we repurchased an aggregate 6,900,000 of our Series D Preferred Units in November 2022. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

Distribution information on our Series D Preferred Units is as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
March 15, 2023 - June 14, 2023	$0.682	$11,148
December 15, 2022 - March 14, 2023	$0.682	$11,148

Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of March 31, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

In April 2023, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on June 15, 2023.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. In April 2023, our board of directors declared distributions with respect to our common units for the quarter ended March 31, 2023. The following table summarizes information about quarterly cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
March 31, 2023	$0.40	$44,396	May 8, 2023	May 12, 2023
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of March 31, 2023
				(Thousands of Dollars)
Receivables Financing Agreement, 6.4% as of March 31, 2023	January 31, 2025			$64,600
Revolving Credit Agreement, 7.6% as of March 31, 2023	April 27, 2025			$55,000
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated Notes, 11.5% as of March 31, 2023	January 15, 2043			$402,500

We believe that, as of March 31, 2023, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

	March 31, 2023	December 31, 2022
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information:
Current assets	$35,523	$44,328
Long-term assets	$3,199,255	$3,210,483
Current liabilities (a)	$159,609	$120,633
Long-term liabilities, including long-term debt	$3,196,472	$3,279,200
Series D preferred limited partners interests	$450,641	$446,970
(a)Excludes $1,721.1 million and $1,694.4 million of net intercompany payables as of March 31, 2023 and December 31, 2022, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $1,550.4 million and $1,559.3 million as of March 31, 2023 and December 31, 2022, respectively.

Three Months Ended March 31, 2023
(Thousands of Dollars)
Summarized Combined Income Statement Information:
Revenues	$203,609
Operating income	$113,361
Interest expense, net	$(56,695)
Net income	$57,426

Revenues and net income for the non-guarantor subsidiaries totaled $190.3 million and $48.5 million, respectively, for the three months ended March 31, 2023.

Contractual Obligations
On March 21, 2023, we entered into an operating lease agreement for our Corporate Headquarters with an initial term of twenty years, with two renewal options of ten years each. During the initial term, rent under the lease starts at $6.4 million per year and increases annually by 2.5%. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

Series D Preferred Units Conversion and Redemption Features
Each holder of Series D Preferred Units may convert all or any portion of its Series D Preferred Units into common units on a one-for-one basis, subject to certain restrictions and adjustments.

In November 2022, we repurchased an aggregate 6,900,000 of our Series D Preferred Units at a price per unit of $32.73 for an aggregate purchase price of $225.8 million, including approximately $3.4 million related to accrued distributions. We may redeem all or any portion of the 16,346,650 Series D Preferred Units outstanding in an amount not less than $50.0 million for cash at a redemption price equal to, as applicable: (i) $31.73 per Series D Preferred Unit, or up to $518.7 million, at any time on or after June 29, 2023 but prior to June 29, 2024; (ii) $30.46 per Series D Preferred Unit, or up to $497.9 million, at any time on or after June 29, 2024 but prior to June 29, 2025; (iii) $29.19 per Series D Preferred Unit, or up to $477.2 million, at any time on or after June 29, 2025; plus, in each case, the sum of any unpaid distributions on the applicable Series D Preferred Unit plus the distributions prorated for the number of days elapsed (not to exceed 90) in the period of redemption (Series D Partial Period Distributions).

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	March 31, 2023
	Expected Maturity Dates
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,518,556
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$119,600	$—	$—	$402,500	$522,100	$527,127
Weighted-average rate	—	—	7.0%	—	—	11.5%	10.5%	—

	December 31, 2022
	Expected Maturity Dates
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,478,720
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$300,900	$—	$—	$402,500	$703,400	$690,944
Weighted-average rate	—	—	6.7%	—	—	10.8%	9.0%	—

Series A, B and C Preferred Units
Distributions on our Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on these units converted to a floating rate of the applicable LIBOR plus a spread on December 15, 2021, June 15, 2022 and December 15, 2022, respectively. Based upon the 9,060,000 Series A Preferred Units, 15,400,000 Series B Preferred Units and 6,900,000 Series C Preferred Units outstanding at March 31, 2023 and the $25.00 liquidation preference per unit, a change of 1.0% in interest rates would increase or decrease the annual distributions on our Series A, B and C Preferred Units by an aggregate amount of $7.8 million. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2023.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.Exhibits

Exhibit Number	Description

10.01
Lease Agreement between NuStar Logistics, L.P. as Tenant and NS San Antonio TX Landlord, LLC as Landlord, dated March 21, 2023 (incorporated by reference to Exhibit 10.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed March 24, 2023 (File No. 001-16417))

22.01
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.01 to NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2022 (File No. 001-16417))

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
May 5, 2023

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
May 5, 2023

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
May 5, 2023