Form 10-Q
period 2023-06-30
NuStar Energy L.P.
filed 2023-08-04
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of common units outstanding as of July 31, 2023 was 110,907,171.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,813	$14,489
Accounts receivable, net	125,116	149,971
Inventories	10,477	15,397
Prepaid and other current assets	27,548	24,067
Total current assets	166,954	203,924
Property, plant and equipment, at cost	5,693,440	5,733,685
Accumulated depreciation and amortization	(2,397,938)	(2,330,602)
Property, plant and equipment, net	3,295,502	3,403,083
Intangible assets, net	494,880	513,696
Goodwill	732,356	732,356
Other long-term assets, net	200,723	120,627
Total assets	$4,890,415	$4,973,686

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$64,938	$67,765
Current portion of finance leases	4,677	4,416
Accrued interest payable	38,476	37,607
Accrued liabilities	66,168	76,072
Taxes other than income tax	7,695	10,607
Total current liabilities	181,954	196,467
Long-term debt, less current portion of finance leases	3,310,561	3,293,415
Deferred income tax liability	3,262	3,219
Mandatorily redeemable Series D preferred units (Note 6)	81,229	—
Other long-term liabilities	213,828	131,299
Total liabilities	3,790,834	3,624,400

Commitments and contingencies (Note 5)

Series D preferred limited partners (Note 6)	230,264	446,970

Partners’ equity (Note 7):
Preferred limited partners
Series A (9,060,000 units outstanding as of June 30, 2023 and December 31, 2022)	218,307	218,307
Series B (15,400,000 units outstanding as of June 30, 2023 and December 31, 2022)	371,476	371,476
Series C (6,900,000 units outstanding as of June 30, 2023 and December 31, 2022)	166,518	166,518
Common limited partners (110,906,500 and 110,818,718 units outstanding as of June 30, 2023 and December 31, 2022, respectively)	144,409	177,620
Accumulated other comprehensive loss	(31,393)	(31,605)
Total partners’ equity	869,317	902,316
Total liabilities, mezzanine equity and partners’ equity	$4,890,415	$4,973,686
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$275,367	$278,067	$560,633	$543,372
Product sales	102,967	152,090	211,568	296,648
Total revenues	378,334	430,157	772,201	840,020
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	93,363	94,948	182,525	181,350
Depreciation and amortization expense	62,530	62,240	124,584	125,543
Total costs associated with service revenues	155,893	157,188	307,109	306,893
Costs associated with product sales	86,914	134,178	180,375	260,893
Impairment loss	—	—	—	46,122
General and administrative expenses (excluding depreciation and amortization expense)	31,620	27,909	60,345	54,980
Other depreciation and amortization expense	1,037	1,823	2,592	3,647
Total costs and expenses	275,464	321,098	550,421	672,535
Gain on sale of assets	—	—	41,075	—
Operating income	102,870	109,059	262,855	167,485
Interest expense, net	(58,170)	(50,941)	(115,541)	(100,759)
Other income, net	2,633	2,012	7,142	5,683
Income before income tax expense	47,333	60,130	154,456	72,409
Income tax expense	1,192	931	2,379	898
Net income	$46,141	$59,199	$152,077	$71,511

Basic and diluted net (loss) income per common unit (Note 8)	$(0.20)	$0.20	$0.42	$(0.02)
Basic and diluted weighted-average common units outstanding	110,905,471	110,306,641	110,893,293	110,242,201

Comprehensive income	$46,149	$100,073	$152,289	$113,317
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$152,077	$71,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	127,176	129,190
Amortization of unit-based compensation	7,302	6,746
Amortization of debt related items	5,224	5,085
Gain on sale of assets	(41,075)	—
Impairment loss	—	46,122
Changes in current assets and current liabilities (Note 9)	1,785	(30,940)
Decrease in other long-term assets, net	5,692	6,626
Increase (decrease) in other long-term liabilities	796	(6,218)
Other, net	(6,672)	(5,835)
Net cash provided by operating activities	252,305	222,287

Cash flows from investing activities:
Capital expenditures	(54,532)	(71,425)
Change in accounts payable related to capital expenditures	1,450	(8,716)
Proceeds from insurance recoveries	12,395	5,805
Proceeds from sale or disposition of assets, net of transaction costs	102,769	59,531
Net cash provided by (used in) investing activities	62,082	(14,805)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	443,000	480,400
Long-term debt repayments	(427,700)	(528,100)
Redemption of Series D preferred units	(174,515)	—
Distributions to preferred unitholders	(64,890)	(62,432)
Distributions to common unitholders	(88,724)	(88,164)
Other, net	(12,376)	(11,243)
Net cash used in financing activities	(325,205)	(209,539)

Effect of foreign exchange rate changes on cash	310	763
Net decrease in cash, cash equivalents and restricted cash	(10,508)	(1,294)
Cash, cash equivalents and restricted cash as of the beginning of the period	23,377	14,439
Cash, cash equivalents and restricted cash as of the end of the period	$12,869	$13,145
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended June 30, 2023 and 2022
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 7)	Series D Preferred Limited Partners (Note 6)	Total
Balance as of April 1, 2023	$756,301	$207,164	$(31,401)	$932,064	$450,641	$1,382,705
Net income	22,112	14,015	—	36,127	10,014	46,141
Other comprehensive income	—	—	8	8	—	8
Distributions to partners:
Series A, B and C preferred	(22,112)	—	—	(22,112)	—	(22,112)
Common ($0.40 per unit)	—	(44,362)	—	(44,362)	—	(44,362)
Series D preferred	—	—	—	—	(10,014)	(10,014)
Unit-based compensation	—	3,006	—	3,006	—	3,006
Series D preferred unit accretion	—	(3,303)	—	(3,303)	3,303	—
Series D preferred unit redemption	—	(32,067)	—	(32,067)	(223,677)	(255,744)
Other	—	(44)	—	(44)	(3)	(47)
Balance as of June 30, 2023	$756,301	$144,409	$(31,393)	$869,317	$230,264	$1,099,581

Balance as of April 1, 2022	$756,301	$239,010	$(73,046)	$922,265	$621,018	$1,543,283
Net income	15,669	27,676	—	43,345	15,854	59,199
Other comprehensive income	—	—	40,874	40,874	—	40,874
Distributions to partners:
Series A, B and C preferred	(15,669)	—	—	(15,669)	—	(15,669)
Common ($0.40 per unit)	—	(44,123)	—	(44,123)	—	(44,123)
Series D preferred	—	—	—	—	(15,854)	(15,854)
Unit-based compensation	—	2,681	—	2,681	—	2,681
Series D preferred unit accretion	—	(4,734)	—	(4,734)	4,734	—
Other	—	1	—	1	(1)	—
Balance as of June 30, 2022	$756,301	$220,511	$(32,172)	$944,640	$625,751	$1,570,391
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Six Months Ended June 30, 2023 and 2022
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 7)	Series D Preferred Limited Partners (Note 6)	Total
Balance as of January 1, 2023	$756,301	$177,620	$(31,605)	$902,316	$446,970	$1,349,286
Net income	43,696	87,218	—	130,914	21,163	152,077
Other comprehensive income	—	—	212	212	—	212
Distributions to partners:
Series A, B and C preferred	(43,696)	—	—	(43,696)	—	(43,696)
Common ($0.80 per unit)	—	(88,724)	—	(88,724)	—	(88,724)
Series D preferred	—	—	—	—	(21,163)	(21,163)
Unit-based compensation	—	7,390	—	7,390	—	7,390
Series D preferred unit accretion	—	(6,974)	—	(6,974)	6,974	—
Series D preferred unit redemption	—	(32,067)	—	(32,067)	(223,677)	(255,744)
Other	—	(54)	—	(54)	(3)	(57)
Balance as of June 30, 2023	$756,301	$144,409	$(31,393)	$869,317	$230,264	$1,099,581

Balance as of January 1, 2022	$756,301	$299,502	$(73,978)	$981,825	$616,439	$1,598,264
Net income	30,907	8,896	—	39,803	31,708	71,511
Other comprehensive income	—	—	41,806	41,806	—	41,806
Distributions to partners:
Series A, B and C preferred	(30,907)	—	—	(30,907)	—	(30,907)
Common ($0.80 per unit)	—	(88,164)	—	(88,164)	—	(88,164)
Series D preferred	—	—	—	—	(31,708)	(31,708)
Unit-based compensation	—	9,591	—	9,591	—	9,591
Series D preferred unit accretion	—	(9,315)	—	(9,315)	9,315	—
Other	—	1	—	1	(3)	(2)
Balance as of June 30, 2022	$756,301	$220,511	$(32,172)	$944,640	$625,751	$1,570,391
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

Recent Developments
Partial Redemptions of Series D Preferred Units. On June 30, 2023, we redeemed an aggregate 5,500,000 of our Series D Cumulative Convertible Preferred Units (Series D Preferred Units), at a price per unit of $31.88, for an aggregate purchase price of $175.3 million. On June 29, 2023, NuStar Energy L.P. notified the holders of our Series D Preferred Units of our intent to exercise our right to redeem an aggregate 2,560,000 of our Series D Preferred Units, at a price per unit of $32.18 for an aggregate purchase price of $82.4 million. This redemption closed on July 31, 2023. Please see Note 6 for additional information on these redemptions.

Debt Amendments. On June 30, 2023, we amended our $1.0 billion unsecured revolving credit agreement, mainly to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our $100.0 million receivables financing agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. Please refer to Note 4 for more information.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Pursuant to the lease agreement, rent for the initial term starts at $6.4 million per year and increases annually by 2.5%. At inception of the lease, right-of-use assets and lease liabilities associated with the Sale-Leaseback Transaction assumed a reasonably certain term of 20 years and were included in our consolidated balance sheet as follows (thousands of dollars):

Operating lease right-of-use assets:
Other long-term assets, net	$82,230

Operating lease liabilities:
Accrued liabilities	$710
Other long-term liabilities	81,498
Total operating lease liabilities	$82,208

Following our entrance into the Sale-Leaseback Transaction, the weighted-average discount rate for our operating leases was 6.1%.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2023		2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,612	$(17,647)	$2,336	$(15,443)
Noncurrent portion	304	(41,405)	504	(46,027)
Total	2,916	(59,052)	2,840	(61,470)

Activity:
Additions	3,782	(45,998)	2,112	(17,692)
Transfer to accounts receivable	(2,856)	—	(2,198)	—
Transfer to revenues	—	33,718	(83)	24,841
Total	926	(12,280)	(169)	7,149

Balances as of June 30:
Current portion	2,703	(27,379)	2,251	(13,555)
Noncurrent portion	1,139	(43,953)	420	(40,766)
Total	$3,842	$(71,332)	$2,671	$(54,321)

Current contract assets are included in “Prepaid and other current assets” and noncurrent contract assets are included in “Other long-term assets, net” on the consolidated balance sheets. The current portion of contract liabilities is included in “Accrued liabilities” and the noncurrent portion of contract liabilities is included in “Other long-term liabilities” on the consolidated balance sheets.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of June 30, 2023:

Remaining Performance Obligations
(Thousands of Dollars)
2023 (remaining)	$204,812
2024	337,666
2025	229,535
2026	163,771
2027	81,059
Thereafter	124,800
Total	$1,141,643

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$93,186	$94,010	$189,789	$180,134
Refined products and ammonia pipelines	113,515	106,555	230,095	209,114
Total pipeline segment revenues from contracts with customers	206,701	200,565	419,884	389,248

Storage segment:
Throughput terminals	23,839	30,929	51,154	57,370
Storage terminals (excluding lessor revenues)	43,049	47,089	85,065	97,808
Total storage segment revenues from contracts with customers	66,888	78,018	136,219	155,178
Lessor revenues	11,321	10,765	22,647	21,526
Total storage segment revenues	78,209	88,783	158,866	176,704

Fuels marketing segment:
Revenues from contracts with customers	93,426	140,809	193,453	274,069

Consolidation and intersegment eliminations	(2)	—	(2)	(1)

Total revenues	$378,334	$430,157	$772,201	$840,020

4. DEBT

Revolving Credit Agreement
On June 30, 2023, we amended our $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement), mainly to extend the maturity date from April 27, 2025 to January 27, 2027. The amendment also includes a requirement that we certify that the sum of our Revolving Credit Agreement availability and unrestricted cash balance is no less than $150.0 million on a pro forma basis prior to using any borrowings under the Revolving Credit Agreement to redeem certain unsecured indebtedness or our Series D Preferred Units.

As of June 30, 2023, the Revolving Credit Agreement had $750.4 million available for borrowing and $245.0 million of borrowings outstanding. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of June 30, 2023 and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a SOFR-based rate. The Revolving Credit Agreement and certain fees under the Receivables Financing Agreement, defined below, are the only debt arrangements with interest rates that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of June 30, 2023, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 7.7%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2023, we believe that we are in compliance with the covenants in the Revolving Credit Agreement.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC, a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). Under the Securitization Program, certain of NuStar Energy’s wholly owned subsidiaries sell their accounts receivable to NuStar Finance on an ongoing basis, and NuStar Finance provides the newly acquired accounts receivable as collateral for its revolving borrowings under the Receivables Financing Agreement. On June 29, 2023, we amended the Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. As of June 30, 2023, the amount of borrowings outstanding under the Receivables Financing Agreement totaled $71.2 million, the interest rate related to outstanding borrowings was 6.7% and $108.2 million of our accounts receivable was included in the Securitization Program.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	June 30, 2023	December 31, 2022
	(Thousands of Dollars)
Fair value	$3,250,699	$3,169,664
Carrying amount	$3,260,205	$3,242,289

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

5. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $1.3 million and $0.3 million for contingent losses as of June 30, 2023 and December 31, 2022, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

6. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Partial Redemptions
On May 25, 2023 and June 29, 2023, NuStar Energy L.P. notified the holders of our Series D Preferred Units of our intent to exercise our right to redeem a portion of our outstanding Series D Preferred Units. The redemptions closed on June 30, 2023 and July 31, 2023, respectively, and were primarily funded with borrowings under our Revolving Credit Agreement, which had been partially paid down in the first quarter of 2023 with proceeds from the Sale-Leaseback Transaction. On the respective notification dates, those Series D Preferred Units became mandatorily redeemable; therefore, we reclassified those Series D Preferred Units from mezzanine equity to liability-classified “Mandatorily redeemable Series D preferred units” valued at the redemption price, excluding accrued distributions (Net Redemption Price). As of June 30, 2023, we presented the liability-classified Series D Preferred Units as non-current on our balance sheet as we had the intent and ability to refinance them on a long-term basis using our Revolving Credit Agreement. We recorded the difference between the carrying value of those Series D Preferred Units prior to reclassification and the Net Redemption Price as a deemed distribution, which reduced our common equity and reduced net income attributable to common units in the calculation of basic and diluted net income (loss) per common unit. At each closing, we accounted for the redemptions as extinguishments of debt. Distributions accrued for redeemed units from the notification dates to the redemption dates totaled $1.7 million for the three and six months ended June 30, 2023, and are reported in “Interest expense, net” on the condensed consolidated statements of comprehensive income.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Information related to the redemptions is shown below (thousands of dollars, except date, unit and per unit data):

	June 30, 2023 Redemption	July 31, 2023 Redemption
Notification date	May 25, 2023	June 29, 2023

Units redeemed	5,500,000	2,560,000
Redemption price per unit, including accrued distributions	$31.88	$32.18
Redemption price, including accrued distributions	$175,340	$82,381
Accrued distributions	825	1,152
Net Redemption Price	$174,515	$81,229

Carrying value of units at notification date	$152,467	$71,210
Net Redemption Price	174,515	81,229
Loss to common limited partners attributable to redemption	$(22,048)	$(10,019)

Loss per common limited partner unit attributable to redemption	$(0.20)	$(0.09)

Distributions
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

The distribution rate on our Series D Preferred Units increased on June 15, 2023, to the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit. Total distribution excludes amounts reported in “Interest expense, net” as described above under “Partial Redemptions of Series D Preferred Units.” Distribution information on our Series D Preferred Units is as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
June 15, 2023 - September 14, 2023	$0.872	$7,598	(a)
March 15, 2023 - June 14, 2023	$0.682	$10,315
December 15, 2022 - March 14, 2023	$0.682	$11,148

June 15, 2022 - September 14, 2022	$0.682	$15,854
March 15, 2022 - June 14, 2022	$0.682	$15,854
December 15, 2021 - March 14, 2022	$0.682	$15,854
(a) Estimate is based on outstanding units after the July 31, 2023 redemption.

In July 2023, our board of directors declared distributions with respect to the Series D Preferred Units to be paid on September 15, 2023.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Units Issued and Outstanding
The following is a summary of our Series D Preferred Units issued and outstanding:

	Transaction Date	Price per Unit	Number of Units
Issuance	June 29, 2018	$25.38	15,760,441
Issuance	July 13, 2018	$25.38	7,486,209
Total units issued			23,246,650
Repurchase	November 22, 2022	$32.73	(6,900,000)
Units outstanding as of December 31, 2022			16,346,650
Redemption	June 30, 2023	$31.88	(5,500,000)
Units outstanding as of June 30, 2023			10,846,650

As of June 30, 2023, we reported 2,560,000 of the Series D Preferred Units outstanding in “Mandatorily redeemable Series D preferred units” and 8,286,650 Series D Preferred Units in “Mezzanine Equity” on the consolidated balance sheets. After the July 31, 2023 redemption, 8,286,650 Series D Preferred Units remain outstanding.

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

Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of June 30, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
June 15, 2023 - September 14, 2023 (a)	$0.76715	$6,950	$0.69696	$10,733	$0.77428	$5,343
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881
(a) Total distributions are estimated based on the number of units outstanding as of June 30, 2023.

In July 2023, our board of directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on September 15, 2023.

Common Limited Partners
We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the board of directors, subject to limitation by the distributions in arrears, if any, on our preferred units. In July 2023, our board of directors declared distributions with respect to our common units for the quarter ended June 30, 2023.

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2023	$0.40	$44,363	August 8, 2023	August 14, 2023
March 31, 2023	$0.40	$44,396	May 8, 2023	May 12, 2023
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023

Accumulated Other Comprehensive Income (Loss) (AOCI)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended June 30,
	2023				2022
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of April 1	$497	$(33,865)	$1,967	$(31,401)	$(40,932)	$(35,957)	$3,843	$(73,046)
Other comprehensive income before reclassification adjustments	249	—	—	249	1,133	—	—	1,133
Sale of Point Tupper Terminal Operations reclassified into net income (Note 2)	—	—	—	—	39,646	—	—	39,646
Net gain on pension costs reclassified into other income, net	—	—	(736)	(736)	—	—	(420)	(420)
Net loss on cash flow hedges reclassified into interest expense, net	—	505	—	505	—	521	—	521
Other	—	—	(10)	(10)	—	—	(6)	(6)
Other comprehensive income (loss)	249	505	(746)	8	40,779	521	(426)	40,874
Balance as of June 30	$746	$(33,360)	$1,221	$(31,393)	$(153)	$(35,436)	$3,417	$(32,172)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six Months Ended June 30,
	2023				2022
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$62	$(34,380)	$2,713	$(31,605)	$(41,761)	$(36,486)	$4,269	$(73,978)
Other comprehensive income before reclassification adjustments	684	—	—	684	1,962	—	—	1,962
Sale of Point Tupper Terminal Operations reclassified into net income (Note 2)	—	—	—	—	39,646	—	—	39,646
Net gain on pension costs reclassified into other income, net	—	—	(1,473)	(1,473)	—	—	(840)	(840)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,020	—	1,020	—	1,050	—	1,050
Other	—	—	(19)	(19)	—	—	(12)	(12)
Other comprehensive income (loss)	684	1,020	(1,492)	212	41,608	1,050	(852)	41,806
Balance as of June 30	$746	$(33,360)	$1,221	$(31,393)	$(153)	$(35,436)	$3,417	$(32,172)

As of June 30, 2023, we expect to reclassify a loss of $3.3 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swaps.

8. NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans and, beginning on June 15, 2023, the Series D Preferred Units. We compute basic net income (loss) per common unit by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. We compute diluted net income (loss) per common unit by dividing net income (loss) attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units include the Series D Preferred Units.

The Series D Preferred Units contain certain unitholder conversion and redemption features, and we use the if-converted method to calculate the dilutive effect of the conversion or redemption feature that is most advantageous to our Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding was antidilutive for each of the three and six months ended June 30, 2023 and 2022; therefore, we did not include such conversion in the computation of diluted net (loss) income per common unit.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table details the calculation of basic and diluted net (loss) income per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$46,141	$59,199	$152,077	$71,511
Distributions to preferred limited partners	(32,126)	(31,523)	(64,859)	(62,615)
Distributions to common limited partners	(44,363)	(44,128)	(88,759)	(88,293)
Distribution equivalent rights to restricted units	(667)	(617)	(1,339)	(1,250)
Distributions in excess of income	$(31,015)	$(17,069)	$(2,880)	$(80,647)

Distributions to common limited partners	$44,363	$44,128	$88,759	$88,293
Allocation of distributions in excess of income to common limited partners	(31,015)	(17,069)	(2,880)	(80,647)
Series D Preferred Unit accretion	(3,303)	(4,734)	(6,974)	(9,315)
Series D Preferred Unit redemption	(32,067)	—	(32,067)	—
Net (loss) income attributable to common units	$(22,022)	$22,325	$46,838	$(1,669)

Basic and diluted weighted-average common units outstanding	110,905,471	110,306,641	110,893,293	110,242,201

Basic and diluted net (loss) income per common unit	$(0.20)	$0.20	$0.42	$(0.02)

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Six Months Ended June 30,
	2023	2022
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$12,356	$(21,262)
Inventories	4,920	1,439
Other current assets	(3,508)	705
Increase (decrease) in current liabilities:
Accounts payable	(2,427)	5,082
Accrued interest payable	869	567
Accrued liabilities	(8,300)	(14,448)
Taxes other than income tax	(2,125)	(3,023)
Changes in current assets and current liabilities	$1,785	$(30,940)

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of accrued compensation expense paid with fully vested common unit awards; and
•current assets and current liabilities disposed of during the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other supplemental cash flow information is as follows:

	Six Months Ended June 30,
	2023	2022
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$110,195	$95,112
Cash paid for income taxes, net of tax refunds received	$2,842	$3,646
Right-of-use assets obtained in exchange for operating lease liabilities	$82,372	$2,990
Right-of-use assets obtained in exchange for finance lease liabilities	$1,818	$1,342

Restricted cash, representing legally restricted funds that are unavailable for general use, is included in "Other long-term assets, net" on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	June 30, 2023	December 31, 2022
	(Thousands of Dollars)
Cash and cash equivalents	$3,813	$14,489
Other long-term assets, net	9,056	8,888
Cash, cash equivalents and restricted cash	$12,869	$23,377

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
Results of operations for the reportable segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Thousands of Dollars)
Revenues:
Pipeline	$206,701	$200,565	$419,884	$389,248
Storage	78,209	88,783	158,866	176,704
Fuels marketing	93,426	140,809	193,453	274,069
Consolidation and intersegment eliminations	(2)	—	(2)	(1)
Total revenues	$378,334	$430,157	$772,201	$840,020

Operating income:
Pipeline	$107,804	$100,953	$227,662	$196,705
Storage	21,213	31,207	43,979	16,232
Fuels marketing	6,510	6,631	13,076	13,175
Total segment operating income	135,527	138,791	284,717	226,112
Gain on sale of assets	—	—	41,075	—
General and administrative expenses	31,620	27,909	60,345	54,980
Other depreciation and amortization expense	1,037	1,823	2,592	3,647
Total operating income	$102,870	$109,059	$262,855	$167,485

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Total assets by reportable segment were as follows:

	June 30, 2023	December 31, 2022
	(Thousands of Dollars)
Pipeline	$3,304,918	$3,360,685
Storage	1,410,647	1,438,609
Fuels marketing	29,045	37,763
Total segment assets	4,744,610	4,837,057
Other partnership assets	145,805	136,629
Total consolidated assets	$4,890,415	$4,973,686

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

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of June 30, 2023, our assets included 9,475 miles of pipeline and 63 terminal and storage facilities, which provided approximately 49 million barrels of storage capacity. We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). The term “throughput” as used in this document generally refers to barrels of crude oil, refined product or renewable fuels or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks. We generate revenue primarily from:
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

Recent Developments
Partial Redemptions of Series D Preferred Units. On June 30, 2023, we redeemed an aggregate 5,500,000 of our Series D Cumulative Convertible Preferred Units (Series D Preferred Units), at a price per unit of $31.88, for an aggregate purchase price of $175.3 million. On June 29, 2023, NuStar Energy L.P. notified the holders of our Series D Preferred Units of our intent to exercise our right to redeem an aggregate 2,560,000 of our Series D Preferred Units, at a price per unit of $32.18 for an aggregate purchase price of $82.4 million. This redemption closed on July 31, 2023. The redemptions in June and July were primarily funded with borrowings under our $1.0 billion unsecured revolving credit agreement. For the three and six months ended June 30, 2023, we recorded an aggregate $0.29 loss per common unit attributable to the redemptions. Please see Note 6 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information on these transactions.

Debt Amendments. On June 30, 2023, we amended our $1.0 billion unsecured revolving credit agreement, mainly to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our $100.0 million receivables financing agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. Please refer to Note 4 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for more information.

Sale-leaseback Transaction. On March 21, 2023, we consummated a sale-leaseback transaction with respect to our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for approximately $103.0 million and recognized a gain of $41.1 million. We entered into the sale-leaseback transaction in order to monetize the Corporate Headquarters and used the proceeds to repay borrowings on our revolving credit agreement. Please refer to Note 2 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information.

Other Event
Point Tupper Terminal Disposition. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022 and a non-cash gain on the sale of $1.6 million in the second quarter of 2022. Please refer to Note 2 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information.

Trends and Outlook
In 2023, we are continuing to execute our plan to strengthen our balance sheet, and in the first quarter of 2023, we completed the sale-leaseback of our Corporate Headquarters for about $103.0 million of cash, as described above. We deployed the proceeds to reduce our debt balance, which facilitated our redemption of a portion of our Series D Preferred Units in June and July 2023, as described above. For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows, as we did in 2022 and 2021. We will continue to evaluate sources of liquidity to facilitate the planned redemption of the remaining Series D Preferred Units, which we expect to complete several years ahead of the holders’ redemption option in 2028. We plan to continue to manage our operations with fiscal discipline in order to best maximize unitholder value.

For the remainder of 2023, we expect most of our pipeline systems to benefit from the positive revenue impacts of our tariff indexation increases effective in July 2022 and July 2023, which is an important counterbalance to the impact of inflation on our business.

While many terminals in our storage segment are somewhat insulated from demand volatility due to contracted rates for storage, index rate adjustments and minimum volume commitments, revenues at our St. James and Corpus Christi North Beach facilities continue to be negatively impacted by ongoing global economic uncertainty and continued crude oil price backwardation. Conversely, we expect our West Coast region to continue to benefit in 2023 from the completion of renewable fuel projects, which continue to expand the capacity of our renewable fuels distribution system and further solidify the significant role NuStar plays in facilitating California’s transition to low-carbon renewable fuels.

Economic metrics thus far in 2023 have indicated a slowing in inflationary pressures that were prevalent in 2021 and 2022. However, the current mix of uncertain market conditions, rising interest rates, supply chain disruptions and tight labor markets could cause us to see higher costs of operating our assets and executing on our capital projects in 2023. In an effort to curb inflation, the U.S. Federal Reserve (the Fed) raised interest rates in 2022 and continued to do so in 2023. The Fed may implement additional increases in 2023, which will increase the cost of our variable-rate debt, as well as the cost of our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units, which have distribution rates that increase or decrease along with current interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should help to counterbalance the impact of inflation on our costs. Additionally, we expect to further mitigate the impact of inflation in 2023 through our expense optimization initiative we began in early 2022.

Our outlook for the partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. These factors include, but are not limited to, the state of the economy and the capital markets; the impact of health crises; war and other armed conflicts; changes to our customers’ refinery maintenance schedules and unplanned refinery downtime; actions of oil-producing nations; crude oil prices; the supply of and demand for petroleum products, renewable fuels and anhydrous ammonia; demand for our transportation and storage services; the availability and costs of personnel, equipment, supplies and services essential to our operations; the ability to obtain timely permitting approvals; and changes in laws and regulations affecting our operations.

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$275,367	$278,067	$(2,700)
Product sales	102,967	152,090	(49,123)
Total revenues	378,334	430,157	(51,823)

Costs and expenses:
Costs associated with service revenues	155,893	157,188	(1,295)
Costs associated with product sales	86,914	134,178	(47,264)
General and administrative expenses	31,620	27,909	3,711
Other depreciation and amortization expense	1,037	1,823	(786)
Total costs and expenses	275,464	321,098	(45,634)

Operating income	102,870	109,059	(6,189)
Interest expense, net	(58,170)	(50,941)	(7,229)
Other income, net	2,633	2,012	621
Income before income tax expense	47,333	60,130	(12,797)
Income tax expense	1,192	931	261
Net income	$46,141	$59,199	$(13,058)

Basic and diluted net (loss) income per common unit	$(0.20)	$0.20	$(0.40)

Consolidated Overview
Net income decreased $13.1 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, mainly due to lower operating income of $6.2 million and higher interest expense of $7.2 million. Operating income declined primarily due to lower operating income from our storage segment and higher general and administrative expenses, partially offset by higher operating income from our pipeline segment, as further discussed below.

General and administrative expenses increased $3.7 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, mainly due to an increase in rent expense of $2.0 million related to the Corporate Headquarters following the sale-leaseback transaction in the first quarter of 2023 and higher compensation expenses.

Interest expense, net, increased $7.2 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to higher interest rates on our variable-rate debt in 2023.

Basic and diluted net (loss) income per common unit: In the second quarter of 2023, we notified the holders of our Series D Preferred Units of our intent to redeem a portion of the Series D Preferred Units outstanding, and we recognized an aggregate loss of $0.29 per common unit for the three months ended June 30, 2023, related to these redemptions. Please see Notes 6 and 8 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change
	2023	2022
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$560,633	$543,372	$17,261
Product sales	211,568	296,648	(85,080)
Total revenues	772,201	840,020	(67,819)

Costs and expenses:
Costs associated with service revenues	307,109	306,893	216
Cost associated with product sales	180,375	260,893	(80,518)
Impairment loss	—	46,122	(46,122)
General and administrative expenses	60,345	54,980	5,365
Other depreciation and amortization expense	2,592	3,647	(1,055)
Total costs and expenses	550,421	672,535	(122,114)

Gain on sale of assets	41,075	—	41,075

Operating income	262,855	167,485	95,370
Interest expense, net	(115,541)	(100,759)	(14,782)
Other income, net	7,142	5,683	1,459
Income before income tax expense	154,456	72,409	82,047
Income tax expense	2,379	898	1,481
Net income	$152,077	$71,511	$80,566

Basic and diluted net income (loss) per common unit	$0.42	$(0.02)	$0.44

Consolidated Overview
Net income increased $80.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to higher operating income of $95.4 million, partially offset by an increase in interest expense, net of $14.8 million. Operating income increased primarily due to a gain of $41.1 million related to the sale-leaseback transaction of the Corporate Headquarters in the first quarter of 2023, a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022 and higher operating income from our pipeline segment in the first half of 2023, partially offset by lower revenues from our storage segment in the first half of 2023.

General and administrative expenses increased $5.4 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to an increase in rent expense of $2.2 million related to the Corporate Headquarters following the sale-leaseback transaction in the first quarter of 2023 and higher compensation expenses.

Interest expense, net, increased $14.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to higher interest rates on our variable-rate debt in 2023.

Basic and diluted net income (loss) per common unit: In the second quarter of 2023, we notified the holders of our Series D Preferred Units of our intent to redeem a portion of the Series D Preferred Units outstanding, and we recognized an aggregate loss of $0.29 per common unit for the six months ended June 30, 2023, related to these redemptions. Please see Notes 6 and 8 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for additional information.

Pipeline Segment
As of June 30, 2023, our pipeline assets consist of 9,475 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 2,915 miles of refined product pipelines and 2,065 miles of crude oil pipelines. In addition, our Central East System includes 2,495 miles of refined product pipelines, consisting of the East and North Pipelines, and an approximately 2,000-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline. Throughputs on the Ammonia Pipeline are converted from tons to barrels for reporting purposes only. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,111,120	1,220,758	(109,638)
Refined products and ammonia pipelines throughput (barrels/day)	597,162	582,182	14,980
Total throughput (barrels/day)	1,708,282	1,802,940	(94,658)

Throughput and other revenues	$206,701	$200,565	$6,136
Operating expenses	55,042	55,170	(128)
Depreciation and amortization expense	43,855	44,442	(587)
Segment operating income	$107,804	$100,953	$6,851

Pipeline segment revenues increased $6.1 million, despite a decrease in throughputs of 94,658 barrels per day for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, mainly due to the following:
•an increase in revenues of $7.0 million and an increase in throughputs of 40,617 barrels per day on our McKee System pipelines, primarily due to operational issues at a customer’s refinery in 2022, as well as higher demand on most of our pipelines in the second quarter of 2023;
•an increase in revenues of $1.3 million, despite comparable throughputs on our Valley Pipeline, due to the timing of recognizing minimum volume commitment settlements with customers and the tariff indexation increases effective in July 2022;
•an increase in revenues of $1.1 million, despite comparable throughputs on our Ammonia Pipeline, due to the tariff indexation increases effective in July 2022;
•throughputs decreased 20,474 barrels per day on our Permian Crude System, due to decreased customer production supplying this system, while revenues remained comparable due to the tariff indexation increases effective in July 2022;
•a decrease in revenues of $1.9 million and a decrease in throughputs of 45,446 barrels per day on the Ardmore System, due to a turnaround at a customer’s refinery in the second quarter of 2023; and
•a decrease in revenues of $1.5 million and a decrease in throughputs of 62,444 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to unfavorable market conditions and reductions in minimum volume commitments, while increased volumes on certain pipelines in this system in the second quarter of 2023 partially offset the overall decreases.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,217,610	1,264,678	(47,068)
Refined products and ammonia pipelines throughput (barrels/day)	596,396	572,767	23,629
Total throughput (barrels/day)	1,814,006	1,837,445	(23,439)

Throughput and other revenues	$419,884	$389,248	$30,636
Operating expenses	104,817	103,273	1,544
Depreciation and amortization expense	87,405	89,270	(1,865)
Segment operating income	$227,662	$196,705	$30,957

Pipeline segment revenues increased $30.6 million, despite a decrease in throughputs of 23,439 barrels per day for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to the following:
•an increase in revenues of $13.8 million and an increase in throughputs of 43,657 barrels per day on our McKee System pipelines, primarily due to operational issues at a customer’s refinery in 2022, as well as higher demand on our pipeline serving the Denver, Colorado market in 2023;
•an increase in revenues of $7.2 million, despite comparable throughputs on our Central East System, mainly due to the tariff indexation increases effective in July 2022;
•an increase in revenues of $7.1 million, despite comparable throughputs on our Permian Crude System, mainly due to more barrels moved at higher average tariffs in the first half of 2023 and the tariff indexation increases effective in July 2022; these increases were partially offset by a decrease of $2.9 million due to lower commodity prices on PLA volumes sold;
•an increase in revenues of $2.9 million and an increase in throughputs of 1,953 barrels per day on our Valley Pipeline, due to higher demand in the markets served by this pipeline in 2023, the timing of recognizing minimum volume commitment settlements with customers and the tariff indexation increases effective in July 2022;
•an increase in revenues of $2.1 million and an increase in throughputs of 1,312 barrels per day on our Three Rivers System, mainly due to pipeline expansions that were placed in service in July 2022;
•a decrease in revenues of $2.7 million and a decrease in throughputs of 22,388 barrels per day on the Ardmore System due to a turnaround at a customer’s refinery in the second quarter of 2023; and
•a decrease in throughputs of 45,944 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to unfavorable market conditions and reductions in minimum volume commitments, while increased volumes on certain pipelines in this system in the first half of 2023 kept revenues comparable to the same period last year.

Depreciation and amortization expense decreased $1.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to more fully depreciated assets.

Storage Segment
Our storage segment is composed of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of June 30, 2023, we owned and operated 29 terminal and storage facilities in the U.S. and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Point Tupper Terminal Disposition. In the first quarter of 2022, we recorded a non-cash, pre-tax impairment loss of $46.1 million related to our Point Tupper Terminal Operations, which were sold on April 29, 2022.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day) (a)	391,495	446,057	(54,562)

Throughput terminal revenues	$23,839	$30,929	$(7,090)
Storage terminal revenues	54,370	57,854	(3,484)
Total revenues	78,209	88,783	(10,574)
Operating expenses	38,321	39,778	(1,457)
Depreciation and amortization expense	18,675	17,798	877
Segment operating income	$21,213	$31,207	$(9,994)
(a)Prior period throughputs for our Corpus Christi North Beach terminal were restated consistent with current period presentation.

Throughput terminal revenues decreased $7.1 million and throughputs decreased 54,562 barrels per day for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, mainly due to a decrease in revenues of $9.0 million and a decrease in throughputs of 68,431 barrels per day at our Corpus Christi North Beach terminal, due to unfavorable market conditions and reductions in minimum volume commitments. The overall decrease was partially offset by an increase in revenues of $1.9 million and an increase in throughputs of 13,869 barrels per day on our Central West Terminals due to higher demand in the second quarter of 2023.

Storage terminal revenues decreased $3.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to:
•a decrease in revenues of $10.3 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market; and
•a decrease in revenues of $1.8 million due to the Point Tupper Terminal Disposition in April 2022.

These decreases were partially offset by an increase in revenues of $7.5 million at our West Coast Terminals, primarily due to new contracts, rate escalations and higher throughput and handling fees.

Operating expenses decreased $1.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, primarily due to a decrease in operating expenses of $1.8 million due to the Point Tupper Terminal Disposition in April 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day) (a)	446,798	464,191	(17,393)

Throughput terminal revenues	$51,154	$57,370	$(6,216)
Storage terminal revenues	107,712	119,334	(11,622)
Total revenues	158,866	176,704	(17,838)
Operating expenses	77,708	78,077	(369)
Depreciation and amortization expense	37,179	36,273	906
Impairment loss	—	46,122	(46,122)
Segment operating income	$43,979	$16,232	$27,747
(a)Prior period throughputs for our Corpus Christi North Beach terminal were restated consistent with current period presentation.

Throughput terminal revenues decreased $6.2 million and throughputs decreased 17,393 barrels per day for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to a decrease in revenues of $9.6 million and a decrease in throughputs of 33,039 barrels per day at our Corpus Christi North Beach terminal, mainly due to unfavorable market conditions and reductions in minimum volume commitments. These decreases were partially offset by an increase in revenues of $3.4 million and an increase in throughputs of 15,646 barrels per day at our Central West Terminals, primarily due to higher demand in the first half of 2023 and operating issues at a customer’s refinery in 2022.

Storage terminal revenues decreased $11.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the following:
•a decrease in revenues of $20.0 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market; and
•a decrease in revenues of $9.6 million due to the Point Tupper Terminal Disposition in April 2022.

These decreases were partially offset by the following:
•an increase in revenues of $15.8 million at our West Coast Terminals, primarily due to new contracts, rate escalations and higher throughput and handling fees; and
•an increase in revenues of $1.1 million due to rate escalations on our refinery storage tanks.

Operating expenses decreased $0.4 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to an aggregate decrease in operating expenses of $7.9 million due to the Point Tupper Terminal Disposition in April 2022, mostly offset by increases in reimbursable expenses of $3.7 million and maintenance and regulatory expenses of $3.4 million, across various terminals.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$93,426	$140,809	$(47,383)
Cost of goods	86,349	133,741	(47,392)
Gross margin	7,077	7,068	9
Operating expenses	567	437	130
Segment operating income	$6,510	$6,631	$(121)

Segment operating income was comparable for the three months ended June 30, 2023 and the three months ended June 30, 2022. Higher blending gross margins of $2.1 million from lower fuel costs were offset by a decrease of $1.2 million in gross margins from our bunkering operations due to lower fuel prices and a decrease of $0.9 million in other product sales.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Change
	2023	2022
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$193,453	$274,069	$(80,616)
Cost of goods	179,535	259,864	(80,329)
Gross margin	13,918	14,205	(287)
Operating expenses	842	1,030	(188)
Segment operating income	$13,076	$13,175	$(99)

Segment operating income was comparable for the six months ended June 30, 2023 and the six months ended June 30, 2022. Higher blending gross margins of $3.8 million from lower fuel costs were offset by a decrease of $2.1 million in gross margins from our bunkering operations due to lower fuel prices and a decrease of $2.0 million in other product sales.

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

For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows. In the first quarter of 2023, we completed the sale-leaseback of our Corporate Headquarters for approximately $103.0 million, which we used to repay borrowings on our revolving credit agreement. In the second quarter of 2023, we extended the maturity date on our $1.0 billion unsecured revolving credit agreement to January 27, 2027, and extended the scheduled termination date on our $100.0 million receivables financing agreement to July 1, 2026. In the second quarter of 2023, we also redeemed an aggregate 5,500,000 of our Series D Preferred Units, representing approximately one-third of the then outstanding units, and in July of 2023, we redeemed an aggregate 2,560,000 of our Series D Preferred Units. These redemptions were primarily funded with borrowings under our $1.0 billion unsecured revolving credit agreement, which had been partially paid down in the first quarter of 2023 with proceeds from the Sale-Leaseback Transaction.

Beginning in 2028, the holders of the Series D Preferred Units have the option to require us to redeem their units. We will continue to evaluate other sources of liquidity to facilitate the planned redemption of the remaining 8,286,650 outstanding Series D Preferred Units, representing approximately 36% of the original issuances.

We have no long-term debt maturities until 2025, and we expect to be able to access debt capital markets to refinance those maturities.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022
The following table summarizes our cash flows from operating, investing and financing activities (please refer to our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Six Months Ended June 30,
	2023	2022
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$252,305	$222,287
Investing activities	62,082	(14,805)
Financing activities	(325,205)	(209,539)
Effect of foreign exchange rate changes on cash	310	763
Net decrease in cash, cash equivalents and restricted cash	$(10,508)	$(1,294)

Net cash provided by operating activities increased $30.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to changes in working capital. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued liabilities balances, which vary depending on the timing of payments. Our working capital decreased $1.8 million for the six months ended June 30, 2023, compared to an increase of $30.9 million for the six months ended June 30, 2022, mainly due to changes in accounts receivable due to timing of payments and receipt of insurance proceeds.

For the six months ended June 30, 2023, we recorded net cash provided by investing activities of $62.1 million, compared to net cash used in investing activities of $14.8 million for the six months ended June 30, 2022, primarily due to proceeds of approximately $103.0 million from the sale of the Corporate Headquarters in the first quarter of 2023 compared to proceeds from asset sales of $59.5 million in the second quarter of 2022. Additionally, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, capital expenditures decreased $16.9 million and we received $6.6 million more in insurance proceeds.

Net cash used in financing activities increased $115.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, mainly due to the partial redemption of Series D Preferred Units for $174.5 million in June 2023. The overall increase was partially offset by net debt borrowings of $15.3 million for the six months ended June 30, 2023, compared to net debt repayments of $47.7 million for the six months ended June 30, 2022.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
On June 30, 2023, we amended our $1.0 billion unsecured revolving credit agreement (the Revolving Credit Agreement), mainly to extend the maturity date from April 27, 2025 to January 27, 2027. The amendment also includes a requirement that we certify that the sum of our Revolving Credit Agreement availability and unrestricted cash balance is no less than $150.0 million on a pro forma basis prior to using any borrowings under the Revolving Credit Agreement to redeem certain unsecured indebtedness or our Series D Preferred Units.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the consolidated debt coverage ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the consolidated interest coverage ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of June 30, 2023, our consolidated debt coverage ratio was 3.73x and our consolidated interest coverage ratio was 2.20x. As of June 30, 2023, we had $750.4 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of June 30, 2023 and limit the amount we can borrow under the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement bear interest, at our option, at an alternate base rate or a SOFR rate, each as defined in the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries. On June 29, 2023, we amended the Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. As of June 30, 2023, $108.2 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $71.2 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement.

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
Asset Sales
We used the proceeds from the sale of our Corporate Headquarters on March 21, 2023 and from the Point Tupper Terminal Disposition on April 29, 2022 to repay outstanding borrowings under our Revolving Credit Agreement. Please refer to Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of these dispositions.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the six months ended June 30:
2023	$43,797	$10,735	$54,532
2022	$58,020	$13,405	$71,425

Expected for the year ended December 31, 2023	$125,000 - 145,000	$25,000 - 35,000

Strategic capital expenditures for the six months ended June 30, 2023 and 2022 mainly consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, as well as biofuel and other projects at our West Coast Terminals. Reliability capital expenditures primarily related to maintenance upgrade projects at our terminals.

We expect our strategic capital expenditures for the year ended December 31, 2023 to include spending of approximately $35.0 to $45.0 million on expansion projects to accommodate production growth in the Permian Basin and approximately $25.0 million on projects to expand our renewable fuels network on the West Coast. We expect a portion of the remaining strategic capital expenditures to also include connection projects on our ammonia pipeline. We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand. Therefore, our actual capital expenditures for 2023 may increase or decrease from the expected amounts noted above.

Series D Preferred Units Redemption Features
We have redeemed and repurchased a portion of our Series D Preferred Units, as shown below:

Redemption/Repurchase Date	Units Redeemed/Repurchased	Redemption/ Repurchase Price per Unit, including Accrued Distributions	Redemption/Repurchase Price, including Accrued Distributions
			(Thousands of Dollars)
July 31, 2023	2,560,000	$32.18	$82,381
June 30, 2023	5,500,000	$31.88	$175,340
November 22, 2022	6,900,000	$32.73	$225,837

We may redeem all or any portion of the remaining 8,286,650 Series D Preferred Units outstanding as of July 31, 2023 in an amount not less than $50.0 million for cash at a redemption price equal to, as applicable: (i) $31.73 per Series D Preferred Unit, or up to $262.9 million, at any time on or after June 29, 2023 but prior to June 29, 2024; (ii) $30.46 per Series D Preferred Unit, or up to $252.4 million, at any time on or after June 29, 2024 but prior to June 29, 2025; (iii) $29.19 per Series D Preferred Unit, or up to $241.9 million, at any time on or after June 29, 2025; plus, in each case, the sum of any unpaid distributions on the applicable Series D Preferred Unit plus the distributions prorated for the number of days elapsed (not to exceed 90) in the period of redemption (Series D Partial Period Distributions).

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

The distribution rates on the outstanding Series D Preferred Units are as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units outstanding as of June 30, 2023 and December 31, 2022 totaled 10,846,650 and 16,346,650, respectively. While the Series D Preferred Units are outstanding, the Partnership will be prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) have been, or contemporaneously are being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date. Any Series D Preferred Unit distributions in excess of $0.635 may be paid, in the Partnership’s sole discretion, in additional Series D Preferred Units, with the remainder paid in cash.

The distribution rate on our Series D Preferred Units increased on June 15, 2023, to the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit. Distributions accrued for redeemed units from the notification dates to the redemption dates are reported in “Interest expense, net” on the condensed consolidated statements of comprehensive income and are excluded from total distributions below. Distribution information on our Series D Preferred Units is as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
June 15, 2023 - September 14, 2023	$0.872	$7,598	(a)
March 15, 2023 - June 14, 2023	$0.682	$10,315
December 15, 2022 - March 14, 2023	$0.682	$11,148
(a) Estimate is based on outstanding units after the July 31, 2023 redemption.

Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of June 30, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR plus 6.88%

Distribution information on our Series A, B and C Preferred Units is as follows:

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)		(Thousands of Dollars)		(Thousands of Dollars)
June 15, 2023 - September 14, 2023 (a)	$0.76715	$6,950	$0.69696	$10,733	$0.77428	$5,343
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010
(a) Total distributions are estimated based on the number of units outstanding as of June 30, 2023.

In July 2023, our board of directors declared distributions with respect to the Series A, B and C Preferred Units and the Series D Preferred Units to be paid on September 15, 2023.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. In July 2023, our board of directors declared distributions with respect to our common units for the quarter ended June 30, 2023. The following table summarizes information about quarterly cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
June 30, 2023	$0.40	$44,363	August 8, 2023	August 14, 2023
March 31, 2023	$0.40	$44,396	May 8, 2023	May 12, 2023
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of June 30, 2023
				(Thousands of Dollars)
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
Receivables Financing Agreement, 6.7% as of June 30, 2023	July 1, 2026			$71,200
Revolving Credit Agreement, 7.7% as of June 30, 2023	January 27, 2027			$245,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated Notes, 12.0% as of June 30, 2023	January 15, 2043			$402,500

We believe that, as of June 30, 2023, we are in compliance with the ratios and covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. Please refer to Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

Summarized Combined Balance Sheet Information:
	June 30, 2023	December 31, 2022
	(Thousands of Dollars)
Current assets	$36,319	$44,328
Long-term assets	$3,178,600	$3,210,483
Current liabilities (a)	$128,114	$120,633
Long-term liabilities, including long-term debt	$3,390,522	$3,279,200
Mandatorily redeemable Series D preferred units	$81,229	$—
Series D preferred limited partners interests	$230,264	$446,970
(a)Excludes $1,784.1 million and $1,694.4 million of net intercompany payables as of June 30, 2023 and December 31, 2022, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $1,544.9 million and $1,559.3 million as of June 30, 2023 and December 31, 2022, respectively.

Summarized Combined Income Statement Information:
Six Months Ended June 30, 2023
(Thousands of Dollars)
Revenues	$401,386
Operating income	$173,518
Interest expense, net	$(114,320)
Net income	$59,539

Revenues and net income for the non-guarantor subsidiaries totaled $370.8 million and $92.5 million, respectively, for the six months ended June 30, 2023.

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

On June 30, 2023, we amended our Revolving Credit Agreement, mainly to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. Please refer to Note 4 of the Condensed Notes to the Consolidated Financial Statements in Item 1. "Financial Statements" for more information.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	June 30, 2023
	Expected Maturity Dates
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,526,199
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$—	$71,200	$245,000	$402,500	$718,700	$724,500
Weighted-average rate	—	—	—	6.7%	7.7%	12.0%	10.0%	—

	December 31, 2022
	Expected Maturity Dates
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,478,720
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$300,900	$—	$—	$402,500	$703,400	$690,944
Weighted-average rate	—	—	6.7%	—	—	10.8%	9.0%	—

Series A, B and C Preferred Units
Distributions on our Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on these units converted to a floating rate on December 15, 2021, June 15, 2022 and December 15, 2022, respectively. Based upon the 9,060,000 Series A Preferred Units, 15,400,000 Series B Preferred Units and 6,900,000 Series C Preferred Units outstanding at June 30, 2023 and the $25.00 liquidation preference per unit, a change of 1.0% in interest rates would increase or decrease the annual distributions on our Series A, B and C Preferred Units by an aggregate amount of $7.8 million. Please see Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of June 30, 2023.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.     Other Information

Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending June 30, 2023, none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.Exhibits

Exhibit Number	Description

10.01
First Amendment to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of June 30, 2023, among NuStar Logistics, L.P., NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P., Wells Fargo Bank, National Association, and the lenders party thereto (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 30, 2023 (File No. 001-16417))

10.02
Seventh Amendment to the Receivables Financing Agreement, dated as of June 29, 2023, among NuStar Finance LLC, NuStar Energy L.P. and PNC Bank, National Association (incorporated by reference to Exhibit 10.02 to NuStar Energy L.P.’s Current Report on Form 8-K filed June 30, 2023 (File No. 001-16417))

10.03
Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.01 to NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2023 (File No. 001-16417))

22.01
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.01 to NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2022 (File No. 001-16417))

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
August 4, 2023

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
August 4, 2023

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President and Controller
August 4, 2023