Form 10-Q
period 2023-09-30
NuStar Energy L.P.
filed 2023-11-03
CIK 1110805

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

The number of common units outstanding as of October 31, 2023 was 125,895,543.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,371	$14,489
Accounts receivable, net	156,651	149,971
Inventories	17,336	15,397
Prepaid and other current assets	21,236	24,067
Total current assets	199,594	203,924
Property, plant and equipment, at cost	5,739,619	5,733,685
Accumulated depreciation and amortization	(2,452,390)	(2,330,602)
Property, plant and equipment, net	3,287,229	3,403,083
Intangible assets, net	485,471	513,696
Goodwill	732,356	732,356
Other long-term assets, net	207,646	120,627
Total assets	$4,912,296	$4,973,686

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$74,168	$67,765
Current portion of finance leases	4,725	4,416
Accrued interest payable	78,312	37,607
Accrued liabilities	84,433	76,072
Taxes other than income tax	14,527	10,607
Total current liabilities	256,165	196,467
Long-term debt, less current portion of finance leases	3,398,006	3,293,415
Deferred income tax liability	3,258	3,219
Other long-term liabilities	212,743	131,299
Total liabilities	3,870,172	3,624,400

Commitments and contingencies (Note 5)

Series D preferred limited partners (0 and 16,346,650 units outstanding as of September 30, 2023 and December 31, 2022, respectively) (Note 6)	—	446,970

Partners’ equity (Note 7):
Preferred limited partners
Series A (9,060,000 units outstanding as of September 30, 2023 and December 31, 2022)	218,307	218,307
Series B (15,400,000 units outstanding as of September 30, 2023 and December 31, 2022)	371,476	371,476
Series C (6,900,000 units outstanding as of September 30, 2023 and December 31, 2022)	166,518	166,518
Common limited partners (125,895,543 and 110,818,718 units outstanding as of September 30, 2023 and December 31, 2022, respectively)	317,279	177,620
Accumulated other comprehensive loss	(31,456)	(31,605)
Total partners’ equity	1,042,124	902,316
Total liabilities, mezzanine equity and partners’ equity	$4,912,296	$4,973,686
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Service revenues	$289,945	$277,380	$850,578	$820,752
Product sales	120,355	135,863	331,923	432,511
Total revenues	410,300	413,243	1,182,501	1,253,263
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	94,052	91,286	276,577	272,636
Depreciation and amortization expense	63,215	63,140	187,799	188,683
Total costs associated with service revenues	157,267	154,426	464,376	461,319
Costs associated with product sales	101,572	117,324	281,947	378,217
Impairment loss	—	—	—	46,122
General and administrative expenses (excluding depreciation and amortization expense)	35,083	27,676	95,428	82,656
Other depreciation and amortization expense	1,080	1,935	3,672	5,582
Total costs and expenses	295,002	301,361	845,423	973,896
Gain on sale of assets	—	—	41,075	—
Operating income	115,298	111,882	378,153	279,367
Interest expense, net	(63,125)	(52,294)	(178,666)	(153,053)
Other income, net	156	1,475	7,298	7,158
Income before income tax expense	52,329	61,063	206,785	133,472
Income tax expense	1,134	1,430	3,513	2,328
Net income	$51,195	$59,633	$203,272	$131,144

Basic and diluted net (loss) income per common unit (Note 8)	$(0.07)	$0.20	$0.34	$0.18
Basic and diluted weighted-average common units outstanding	119,218,622	110,310,921	113,698,898	110,265,359

Comprehensive income	$51,132	$59,746	$203,421	$173,063
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$203,272	$131,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	191,471	194,265
Amortization of unit-based compensation	11,652	9,861
Amortization of debt related items	8,060	7,663
Gain on sale of assets	(41,075)	—
Gain from insurance recoveries	—	(625)
Impairment loss	—	46,122
Changes in current assets and current liabilities (Note 9)	41,562	32,839
Increase in other long-term assets, net	(2,033)	(2,332)
(Decrease) increase in other long-term liabilities	(52)	525
Other, net	(6,456)	(5,684)
Net cash provided by operating activities	406,401	413,778

Cash flows from investing activities:
Capital expenditures	(101,094)	(111,437)
Change in accounts payable related to capital expenditures	5,635	(9,716)
Proceeds from insurance recoveries	12,395	5,805
Proceeds from sale or disposition of assets, net of transaction costs	102,781	59,643
Net cash provided by (used in) investing activities	19,717	(55,705)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	841,200	588,100
Long-term debt repayments	(739,500)	(706,000)
Proceeds from issuance of common units, net of issuance costs	221,899	—
Redemption of Series D preferred units	(518,680)	—
Distributions to preferred unitholders	(93,050)	(94,493)
Distributions to common unitholders	(133,086)	(132,288)
Other, net	(14,785)	(12,207)
Net cash used in financing activities	(436,002)	(356,888)

Effect of foreign exchange rate changes on cash	30	750
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,854)	1,935
Cash, cash equivalents and restricted cash as of the beginning of the period	23,377	14,439
Cash, cash equivalents and restricted cash as of the end of the period	$13,523	$16,374
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended September 30, 2023 and 2022
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 7)	Series D Preferred Limited Partners (Note 6)	Total
Balance as of July 1, 2023	$756,301	$144,409	$(31,393)	$869,317	$230,264	$1,099,581
Net income	23,083	24,660	—	47,743	3,452	51,195
Other comprehensive loss	—	—	(63)	(63)	—	(63)
Distributions to partners:
Series A, B and C preferred	(23,083)	—	—	(23,083)	—	(23,083)
Common ($0.40 per unit)	—	(44,362)	—	(44,362)	—	(44,362)
Series D preferred	—	—	—	—	(3,452)	(3,452)
Issuance of common units	—	221,829	—	221,829	—	221,829
Unit-based compensation	—	3,426	—	3,426	—	3,426
Series D preferred unit accretion	—	(197)	—	(197)	197	—
Series D preferred unit redemption	—	(32,475)	—	(32,475)	(230,461)	(262,936)
Other	—	(11)	—	(11)	—	(11)
Balance as of September 30, 2023	$756,301	$317,279	$(31,456)	$1,042,124	$—	$1,042,124

Balance as of July 1, 2022	$756,301	$220,511	$(32,172)	$944,640	$625,751	$1,570,391
Net income	16,608	27,170	—	43,778	15,855	59,633
Other comprehensive income	—	—	113	113	—	113
Distributions to partners:
Series A, B and C preferred	(16,608)	—	—	(16,608)	—	(16,608)
Common ($0.40 per unit)	—	(44,124)	—	(44,124)	—	(44,124)
Series D preferred	—	—	—	—	(15,855)	(15,855)
Unit-based compensation	—	2,542	—	2,542	—	2,542
Series D preferred unit accretion	—	(4,890)	—	(4,890)	4,890	—
Other	—	(9)	—	(9)	—	(9)
Balance as of September 30, 2022	$756,301	$201,200	$(32,059)	$925,442	$630,641	$1,556,083
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Nine Months Ended September 30, 2023 and 2022
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 7)	Series D Preferred Limited Partners (Note 6)	Total
Balance as of January 1, 2023	$756,301	$177,620	$(31,605)	$902,316	$446,970	$1,349,286
Net income	66,779	111,878	—	178,657	24,615	203,272
Other comprehensive income	—	—	149	149	—	149
Distributions to partners:
Series A, B and C preferred	(66,779)	—	—	(66,779)	—	(66,779)
Common ($1.20 per unit)	—	(133,086)	—	(133,086)	—	(133,086)
Series D preferred	—	—	—	—	(24,615)	(24,615)
Issuance of common units	—	221,829	—	221,829	—	221,829
Unit-based compensation	—	10,816	—	10,816	—	10,816
Series D preferred unit accretion	—	(7,171)	—	(7,171)	7,171	—
Series D preferred unit redemptions	—	(64,542)	—	(64,542)	(454,138)	(518,680)
Other	—	(65)	—	(65)	(3)	(68)
Balance as of September 30, 2023	$756,301	$317,279	$(31,456)	$1,042,124	$—	$1,042,124

Balance as of January 1, 2022	$756,301	$299,502	$(73,978)	$981,825	$616,439	$1,598,264
Net income	47,515	36,066	—	83,581	47,563	131,144
Other comprehensive income	—	—	41,919	41,919	—	41,919
Distributions to partners:
Series A, B and C preferred	(47,515)	—	—	(47,515)	—	(47,515)
Common ($1.20 per unit)	—	(132,288)	—	(132,288)	—	(132,288)
Series D preferred	—	—	—	—	(47,563)	(47,563)
Unit-based compensation	—	12,133	—	12,133	—	12,133
Series D preferred unit accretion	—	(14,205)	—	(14,205)	14,205	—
Other	—	(8)	—	(8)	(3)	(11)
Balance as of September 30, 2022	$756,301	$201,200	$(32,059)	$925,442	$630,641	$1,556,083
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

Recent Developments
Redemptions of Series D Preferred Units. In the second and third quarters of 2023, we redeemed the remaining 16,346,650 Series D Preferred Units, as defined in Note 6, for an aggregate net redemption price of $518.7 million. See Note 6 for additional information on these redemptions.

Issuance of Common Units. On August 11, 2023, we issued 14,950,000 common units representing limited partner interests at a price of $15.35 per unit for net proceeds of approximately $222.0 million. We used these proceeds to repay outstanding borrowings under our Revolving Credit Agreement, as defined in Note 4.

Debt Amendments. On June 30, 2023, we amended our Revolving Credit Agreement, primarily to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our Receivables Financing Agreement, as defined in Note 4, to extend the scheduled termination date from January 31, 2025 to July 1, 2026. See Note 4 for more information.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

2. DISPOSITIONS

Sale-Leaseback Transaction
On March 21, 2023, we sold our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for an aggregate cash sales price of $103.0 million and immediately entered into an operating lease agreement (the Lease Agreement) to lease back the Corporate Headquarters for an initial term of 20 years, with two renewal options of ten years each (the Sale-Leaseback Transaction). Upon closing of the sale in the first quarter of 2023, the Sale-Leaseback Transaction qualified as a completed sale, and we recognized a gain of $41.1 million, which is presented in “Gain on sale of assets” on the condensed consolidated statements of comprehensive income. We entered into the Sale-Leaseback Transaction in order to monetize the Corporate Headquarters and used the proceeds to repay outstanding borrowings on our Revolving Credit Agreement.

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

During the first quarter of 2022, we determined that the Point Tupper Terminal Operations met the criteria to be classified as held for sale. We compared the carrying value of the Point Tupper Terminal Operations, which included $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in “Impairment loss” on the condensed consolidated statements of comprehensive income. We believe that the sales price of $60.0 million provided a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy. Upon closing in the second quarter of 2022, we released $39.6 million of foreign currency translation losses from accumulated other comprehensive loss and finalized our sales price, resulting in a gain of $1.6 million, which was presented in “Other income, net” on the condensed consolidated statement of comprehensive income for the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2023		2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,612	$(17,647)	$2,336	$(15,443)
Noncurrent portion	304	(41,405)	504	(46,027)
Total	2,916	(59,052)	2,840	(61,470)

Activity:
Additions	3,878	(51,196)	3,806	(32,895)
Transfer to accounts receivable	(5,556)	—	(4,224)	—
Transfer to revenues	—	36,564	(83)	38,158
Total	(1,678)	(14,632)	(501)	5,263

Balances as of September 30:
Current portion	466	(29,887)	1,977	(14,327)
Noncurrent portion	772	(43,797)	362	(41,880)
Total	$1,238	$(73,684)	$2,339	$(56,207)

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

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of September 30, 2023:

Remaining Performance Obligations
(Thousands of Dollars)
2023 (remaining)	$107,616
2024	360,981
2025	236,718
2026	169,712
2027	81,920
Thereafter	125,903
Total	$1,082,850

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$100,525	$101,865	$290,314	$281,999
Refined products and ammonia pipelines	124,839	107,143	354,934	316,257
Total pipeline segment revenues from contracts with customers	225,364	209,008	645,248	598,256

Storage segment:
Throughput terminals	21,868	26,933	73,022	84,303
Storage terminals (excluding lessor revenues)	42,013	40,694	127,078	138,502
Total storage segment revenues from contracts with customers	63,881	67,627	200,100	222,805
Lessor revenues	11,323	10,765	33,970	32,291
Total storage segment revenues	75,204	78,392	234,070	255,096

Fuels marketing segment:
Revenues from contracts with customers	109,732	125,843	303,185	399,912

Consolidation and intersegment eliminations	—	—	(2)	(1)

Total revenues	$410,300	$413,243	$1,182,501	$1,253,263

4. DEBT

Revolving Credit Agreement
On June 30, 2023, we amended our $1.0 billion unsecured revolving credit agreement (as amended, the Revolving Credit Agreement), primarily to extend the maturity date from April 27, 2025 to January 27, 2027. The amendment also includes a requirement that we certify that the sum of our Revolving Credit Agreement availability and unrestricted cash balance is no less than $150.0 million on a pro forma basis prior to using any borrowings under the Revolving Credit Agreement to redeem certain unsecured indebtedness or our Series D Preferred Units.

As of September 30, 2023, the Revolving Credit Agreement had $665.4 million available for borrowing and $330.0 million of borrowings outstanding. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of September 30, 2023, and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under the Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a SOFR-based rate. The Revolving Credit Agreement and certain fees under the Receivables Financing Agreement are the only debt arrangements with interest rates that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. As of September 30, 2023, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 7.9%.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2023, we believe that we are in compliance with these financial covenants.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement with a third-party lender (as amended, the Receivables Financing Agreement) and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). Under the Securitization Program, certain of NuStar Energy’s wholly owned subsidiaries sell their accounts receivable to NuStar Finance on an ongoing basis, and NuStar Finance provides the newly acquired accounts receivable as collateral for its revolving borrowings under the Receivables Financing Agreement. On June 29, 2023, we amended the Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. As of September 30, 2023, the amount of borrowings outstanding under the Receivables Financing Agreement totaled $72.6 million, the interest rate related to outstanding borrowings was 7.0% and $137.5 million of our accounts receivable was included in the Securitization Program.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	September 30, 2023	December 31, 2022
	(Thousands of Dollars)
Fair value	$3,320,299	$3,169,664
Carrying amount	$3,348,006	$3,242,289

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

5. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $1.2 million and $0.3 million for contingent losses as of September 30, 2023 and December 31, 2022, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

6. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Redemptions
In the second and third quarters of 2023, we redeemed all of our outstanding Series D Cumulative Convertible Preferred Units (the Series D Preferred Units), primarily with borrowings under our Revolving Credit Agreement, which had been partially paid down with proceeds from the Sale-Leaseback Transaction in the first quarter of 2023 and with proceeds from the issuance of common units in the third quarter of 2023. On the notification dates for each redemption, those Series D Preferred Units became mandatorily redeemable; therefore, we reclassified those Series D Preferred Units from mezzanine equity to liability-classified mandatorily redeemable Series D Preferred Units valued at the redemption price, excluding accrued distributions (Net Redemption Price). We recorded the difference between the carrying value of those Series D Preferred Units prior to reclassification and the Net Redemption Price as a deemed distribution, which reduced our common equity and was subtracted from net income to arrive at net (loss) income attributable to common units in the calculation of basic and diluted net (loss) income per common unit. At each closing, we accounted for the redemptions as extinguishments of debt.

Distributions accrued for redeemed units from the notification dates to the redemption dates for the three and nine months ended September 30, 2023 totaled $3.1 million and $4.8 million, respectively, and are reported in “Interest expense, net” on the condensed consolidated statements of comprehensive income.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Information related to the Series D Preferred Unit redemptions is shown below (thousands of dollars, except unit and per unit data):

	September 12, 2023 Redemption	July 31, 2023 Redemption	June 30, 2023 Redemption
Notification date	August 14, 2023	June 29, 2023	May 25, 2023

Units redeemed	8,286,650	2,560,000	5,500,000
Redemption price per unit, including accrued distributions	$32.59	$32.18	$31.88
Redemption price, including accrued distributions	$270,062	$82,381	$175,340
Accrued distributions	7,126	1,152	825
Net Redemption Price	$262,936	$81,229	$174,515

Carrying value of units at notification date	$230,461	$71,210	$152,467
Net Redemption Price	262,936	81,229	174,515
Loss to common limited partners attributable to redemption	$(32,475)	$(10,019)	$(22,048)

For the three and nine months ended September 30, 2023, we recorded losses of $0.27 and $0.57 per common unit, respectively, attributable to the Series D Preferred Unit redemptions.

Units Outstanding
The following is a summary of our Series D Preferred Units outstanding:

	Transaction Date	Price per Unit	Number of Units
Units outstanding as of January 1, 2022			23,246,650
Repurchase	November 22, 2022	$32.73	(6,900,000)
Units outstanding as of December 31, 2022			16,346,650
Redemption	June 30, 2023	$31.88	(5,500,000)
Redemption	July 31, 2023	$32.18	(2,560,000)
Redemption	September 12, 2023	$32.59	(8,286,650)
Units outstanding as of September 30, 2023			—

Distributions
Prior to their redemption and/or repurchase, we allocated net income to our Series D Preferred Units equal to the amount of distributions earned during the period. Distributions on the Series D Preferred Units were payable out of any legally available funds, accrued and were cumulative from the original issuance dates and were payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018, to holders of record on the first business day of each payment month. The distribution rates on the Series D Preferred Units were as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years; (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The distribution rate on our Series D Preferred Units increased on June 15, 2023, to the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit. The total distribution for the applicable periods in the table below excludes amounts reported in “Interest expense, net” as described above under “Redemptions.” Distribution information on our Series D Preferred Units was as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
June 15, 2023 - September 12, 2023	$0.872	$5,134
March 15, 2023 - June 14, 2023	$0.682	$10,315
December 15, 2022 - March 14, 2023	$0.682	$11,148

September 15, 2022 - December 14, 2022	$0.682	$14,337
June 15, 2022 - September 14, 2022	$0.682	$15,854
March 15, 2022 - June 14, 2022	$0.682	$15,854
December 15, 2021 - March 14, 2022	$0.682	$15,854

7. PARTNERS’ EQUITY

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

Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of September 30, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR(a) plus 6.88%
(a)Beginning with the distribution period starting on September 15, 2023, LIBOR was replaced with the corresponding CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%.

Distribution information on our Series A, B and C Preferred Units is as follows (thousands of dollars, except per unit data):

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
September 15, 2023 - December 14, 2023	$0.77736	$7,043	$0.70717	$10,890	$0.78448	$5,413
June 15, 2023 - September 14, 2023	$0.76715	$6,950	$0.69696	$10,733	$0.77428	$5,343
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

On October 25, 2023, our Board of Directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on December 15, 2023.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Common Limited Partners
Issuance of Common Units. On August 11, 2023, we issued 14,950,000 common units representing limited partner interests at a price of $15.35 per unit for proceeds of approximately $222.0 million, net of approximately $7.5 million of issuance costs. We used these proceeds to repay outstanding borrowings under our Revolving Credit Agreement.

Distributions. We make quarterly distributions to common unitholders of 100% of our “Available Cash,” generally defined as cash receipts less cash disbursements, including distributions to our preferred units, and cash reserves established by the general partner, in its sole discretion. These quarterly distributions are declared and paid within 45 days subsequent to each quarter-end. The common unitholders receive a distribution each quarter as determined by the Board of Directors, subject to limitation by the distributions in arrears, if any, on our preferred units. On October 25, 2023, our Board of Directors declared distributions with respect to our common units for the quarter ended September 30, 2023.

The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2023	$0.40	$50,358	November 7, 2023	November 14, 2023
June 30, 2023	$0.40	$44,363	August 8, 2023	August 14, 2023
March 31, 2023	$0.40	$44,396	May 8, 2023	May 12, 2023
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023

Accumulated Other Comprehensive Income (Loss) (AOCI)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended September 30,
	2023				2022
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of July 1	$746	$(33,360)	$1,221	$(31,393)	$(153)	$(35,436)	$3,417	$(32,172)
Other comprehensive (loss) income before reclassification adjustments	(42)	—	—	(42)	15	—	—	15
Net gain on pension costs reclassified into other income, net	—	—	(737)	(737)	—	—	(422)	(422)
Net loss on cash flow hedges reclassified into interest expense, net	—	725	—	725	—	525	—	525
Other	—	—	(9)	(9)	—	—	(5)	(5)
Other comprehensive (loss) income	(42)	725	(746)	(63)	15	525	(427)	113
Balance as of September 30	$704	$(32,635)	$475	$(31,456)	$(138)	$(34,911)	$2,990	$(32,059)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30,
	2023				2022
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$62	$(34,380)	$2,713	$(31,605)	$(41,761)	$(36,486)	$4,269	$(73,978)
Other comprehensive income before reclassification adjustments	642	—	—	642	1,977	—	—	1,977
Sale of Point Tupper Terminal Operations reclassified into net income (Note 2)	—	—	—	—	39,646	—	—	39,646
Net gain on pension costs reclassified into other income, net	—	—	(2,210)	(2,210)	—	—	(1,262)	(1,262)
Net loss on cash flow hedges reclassified into interest expense, net	—	1,745	—	1,745	—	1,575	—	1,575
Other	—	—	(28)	(28)	—	—	(17)	(17)
Other comprehensive income (loss)	642	1,745	(2,238)	149	41,623	1,575	(1,279)	41,919
Balance as of September 30	$704	$(32,635)	$475	$(31,456)	$(138)	$(34,911)	$2,990	$(32,059)

As of September 30, 2023, we expect to reclassify a loss of $3.5 million to “Interest expense, net” within the next 12 months associated with unwound forward-starting interest rate swaps.

8. NET INCOME (LOSS) PER COMMON UNIT

Basic and diluted net income (loss) per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans and, from June 15, 2023 to their redemption on September 12, 2023, the Series D Preferred Units. We compute basic net income (loss) per common unit by dividing net income (loss) attributable to common units by the weighted-average number of common units outstanding during the period. We compute diluted net income (loss) per common unit by dividing net income (loss) attributable to common units by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period.

The Series D Preferred Units contained certain unitholder conversion and redemption features, and we used the if-converted method to calculate the dilutive effect of the conversion or redemption feature that would have been most advantageous to the Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding, prior to their redemption and/or repurchase, was antidilutive for all periods presented; therefore, we did not include such conversion in the computation of diluted net (loss) income per common unit.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table details the calculation of basic and diluted net (loss) income per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$51,195	$59,633	$203,272	$131,144
Distributions to preferred limited partners	(26,535)	(32,463)	(91,394)	(95,078)
Distributions to common limited partners	(50,358)	(44,125)	(139,117)	(132,418)
Distribution equivalent rights to restricted units	(651)	(614)	(1,990)	(1,864)
Distributions in excess of income	$(26,349)	$(17,569)	$(29,229)	$(98,216)

Distributions to common limited partners	$50,358	$44,125	$139,117	$132,418
Allocation of distributions in excess of income to common limited partners	(26,349)	(17,569)	(29,229)	(98,216)
Series D Preferred Unit accretion	(197)	(4,890)	(7,171)	(14,205)
Series D Preferred Unit redemptions	(32,475)	—	(64,542)	—
Net (loss) income attributable to common units	$(8,663)	$21,666	$38,175	$19,997

Basic and diluted weighted-average common units outstanding	119,218,622	110,310,921	113,698,898	110,265,359

Basic and diluted net (loss) income per common unit	$(0.07)	$0.20	$0.34	$0.18

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Nine Months Ended September 30,
	2023	2022
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(18,953)	$(8,093)
Inventories	(1,939)	984
Other current assets	2,853	(3,055)
Increase (decrease) in current liabilities:
Accounts payable	4,354	8,336
Accrued interest payable	40,705	40,271
Accrued liabilities	9,940	(7,610)
Taxes other than income tax	4,602	2,006
Changes in current assets and current liabilities	$41,562	$32,839

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures;
•the effect of accrued compensation expense paid with fully vested common unit awards; and
•current assets and current liabilities disposed of during the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Other supplemental cash flow information is as follows:

	Nine Months Ended September 30,
	2023	2022
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$131,112	$105,238
Cash paid for income taxes, net of tax refunds received	$2,980	$4,063
Right-of-use assets obtained in exchange for operating lease liabilities	$82,372	$10,050
Right-of-use assets obtained in exchange for finance lease liabilities	$2,806	$2,254

Restricted cash, representing legally restricted funds that are unavailable for general use, is included in “Other long-term assets, net” on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows is included in the consolidated balance sheets as follows:

	September 30, 2023	December 31, 2022
	(Thousands of Dollars)
Cash and cash equivalents	$4,371	$14,489
Other long-term assets, net	9,152	8,888
Cash, cash equivalents and restricted cash	$13,523	$23,377

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
Results of operations for the reportable segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Thousands of Dollars)
Revenues:
Pipeline	$225,364	$209,008	$645,248	$598,256
Storage	75,204	78,392	234,070	255,096
Fuels marketing	109,732	125,843	303,185	399,912
Consolidation and intersegment eliminations	—	—	(2)	(1)
Total revenues	$410,300	$413,243	$1,182,501	$1,253,263

Operating income:
Pipeline	$125,953	$110,365	$353,615	$307,070
Storage	17,348	22,609	61,327	38,841
Fuels marketing	8,160	8,519	21,236	21,694
Total segment operating income	151,461	141,493	436,178	367,605
Gain on sale of assets	—	—	41,075	—
General and administrative expenses	35,083	27,676	95,428	82,656
Other depreciation and amortization expense	1,080	1,935	3,672	5,582
Total operating income	$115,298	$111,882	$378,153	$279,367

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Total assets by reportable segment were as follows:

	September 30, 2023	December 31, 2022
	(Thousands of Dollars)
Pipeline	$3,301,928	$3,360,685
Storage	1,403,369	1,438,609
Fuels marketing	53,353	37,763
Total segment assets	4,758,650	4,837,057
Other partnership assets	153,646	136,629
Total consolidated assets	$4,912,296	$4,973,686

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of economic activity and the actions by oil-producing nations on our business. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. See Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented in the following sections:
•Overview, including Trends and Outlook
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Estimates

OVERVIEW
NuStar Energy L.P. (NYSE: NS) is primarily engaged in the transportation, terminalling and storage of petroleum products and renewable fuels and the transportation of anhydrous ammonia. We also market petroleum products. Our business is managed under the direction of the board of directors of NuStar GP, LLC (Board of Directors), the general partner of our general partner, Riverwalk Logistics, L.P., both of which are wholly owned subsidiaries of ours.

Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of September 30, 2023, our assets included 9,480 miles of pipeline and 63 terminal and storage facilities, which provided approximately 49 million barrels of storage capacity. We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). The term “throughput” as used in this document generally refers to barrels of crude oil, refined product or renewable fuels or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks. We generate revenue primarily from:
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

Recent Developments
Redemptions of Series D Preferred Units. In the second and third quarters of 2023, we redeemed the remaining 16,346,650 of our Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) for an aggregate net redemption price of $518.7 million. These redemptions were primarily funded with borrowings under our $1.0 billion unsecured revolving credit agreement. For the three and nine months ended September 30, 2023, we recorded losses of $0.27 and $0.57, per common unit, respectively, attributable to the redemptions. See Note 6 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on these redemptions.

Issuance of Common Units. On August 11, 2023, we issued 14,950,000 common units representing limited partner interests at a price of $15.35 per unit for net proceeds of approximately $222.0 million. We used these proceeds to repay outstanding borrowings under the Revolving Credit Agreement, as defined below.

Debt Amendments. On June 30, 2023, we amended our $1.0 billion unsecured revolving credit agreement (as amended, the Revolving Credit Agreement), primarily to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our $100.0 million receivables financing agreement (as amended, the Receivables Financing Agreement) to extend the scheduled termination date from January 31, 2025 to July 1, 2026. See Note 4 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for more information.

Sale-Leaseback Transaction. On March 21, 2023, we consummated a sale-leaseback transaction (the Sale-Leaseback Transaction) with respect to our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for $103.0 million and recognized a gain of $41.1 million. We entered into the Sale-Leaseback Transaction in order to monetize the Corporate Headquarters and used the proceeds to repay outstanding borrowings on our Revolving Credit Agreement. See Note 2 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Other Event
Point Tupper Terminal Disposition. On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We recognized a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022 and a non-cash gain on the sale of $1.6 million in the second quarter of 2022. See Note 2 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Trends and Outlook
In 2023, we are continuing to execute our plan to strengthen our balance sheet. In the first quarter of 2023, we completed the Sale-Leaseback Transaction for about $103.0 million of cash, and in the third quarter of 2023, we issued 14,950,000 common units for net proceeds of approximately $222.0 million, as described above. We deployed the proceeds from these transactions to reduce our debt balance, which facilitated our redemption of the outstanding Series D Preferred Units in the second and third quarters of 2023, as described above, which was several years ahead of the holders’ redemption option in 2028. For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows, as we did in 2022 and 2021. We plan to continue to manage our operations with fiscal discipline in order to best maximize unitholder value.

For the remainder of 2023, we expect to continue to benefit from the positive revenue impact of the July 2022 and July 2023 tariff indexation increases for most of our pipeline systems, which serve as an important counterbalance to the impact of inflation on our business.

While many terminals in our storage segment are somewhat insulated from demand volatility by contracted rates for storage, index rate adjustments and minimum volume commitments, revenues at our St. James and Corpus Christi North Beach facilities continue to be negatively impacted by ongoing global economic uncertainty and continued crude oil price backwardation. Conversely, we expect our West Coast region to continue to benefit in 2023 from the completion of renewable fuels projects, which continue to expand the capacity of our renewable fuels distribution system.

Economic metrics thus far in 2023 have indicated a slowing in inflationary pressures that were prevalent in 2021 and 2022. However, the current mix of uncertain market conditions, rising interest rates and tight labor markets could increase the cost of operating our assets and executing on our capital projects in 2023 and beyond. In an attempt to curb inflation, the U.S. Federal Reserve (the Fed) raised interest rates in 2022 and continued to do so in 2023. The Fed may implement additional increases in 2023, which will increase the cost of our variable-rate debt, as well as the cost of our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units), which have distribution rates that increase or decrease along with interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under our tariffs and contracts, should help to counterbalance the impact of inflation on our costs. Additionally, we expect to further mitigate the impact of inflation in 2023 through our expense optimization initiative we began in early 2022.

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

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$289,945	$277,380	$12,565
Product sales	120,355	135,863	(15,508)
Total revenues	410,300	413,243	(2,943)

Costs and expenses:
Costs associated with service revenues	157,267	154,426	2,841
Costs associated with product sales	101,572	117,324	(15,752)
General and administrative expenses	35,083	27,676	7,407
Other depreciation and amortization expense	1,080	1,935	(855)
Total costs and expenses	295,002	301,361	(6,359)

Operating income	115,298	111,882	3,416
Interest expense, net	(63,125)	(52,294)	(10,831)
Other income, net	156	1,475	(1,319)
Income before income tax expense	52,329	61,063	(8,734)
Income tax expense	1,134	1,430	(296)
Net income	$51,195	$59,633	$(8,438)

Basic and diluted net (loss) income per common unit	$(0.07)	$0.20	$(0.27)

Consolidated Overview
Net income decreased $8.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to higher interest expense of $10.8 million, partially offset by higher operating income of $3.4 million. Operating income increased primarily due to higher operating income from our pipeline segment, partially offset by lower operating income from our storage segment and higher general and administrative expenses.

Consolidated revenues decreased $2.9 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to lower product sales in our fuels marketing segment resulting from lower fuel prices. Service revenues increased on our pipeline segment, mainly due to higher average tariff rates.

Total costs and expenses decreased $6.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to a decrease in costs associated with product sales in our fuels marketing segment, resulting from lower fuel prices, partially offset by an increase in general and administrative expenses.

General and administrative expenses increased $7.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to higher compensation expenses and an increase in rent expense of $2.0 million related to the Corporate Headquarters following the Sale-Leaseback Transaction in the first quarter of 2023.

Interest expense, net, increased $10.8 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to higher interest rates on our variable rate debt and higher balances on our Revolving Credit Agreement, which was used to fund a portion of the Series D Preferred Unit redemptions. In addition, $3.1 million of Series D Preferred Unit distributions was classified in interest expense due to the redemptions.

Basic and diluted net loss per common unit was $0.07 for the three months ended September 30, 2023, compared to basic and diluted net income per common unit of $0.20 for the three months ended September 30, 2022. This decrease was mainly due to a loss of $0.27 per common unit related to the Series D Preferred Unit redemption in the third quarter of 2023. See Notes 6 and 8 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$850,578	$820,752	$29,826
Product sales	331,923	432,511	(100,588)
Total revenues	1,182,501	1,253,263	(70,762)

Costs and expenses:
Costs associated with service revenues	464,376	461,319	3,057
Cost associated with product sales	281,947	378,217	(96,270)
Impairment loss	—	46,122	(46,122)
General and administrative expenses	95,428	82,656	12,772
Other depreciation and amortization expense	3,672	5,582	(1,910)
Total costs and expenses	845,423	973,896	(128,473)

Gain on sale of assets	41,075	—	41,075

Operating income	378,153	279,367	98,786
Interest expense, net	(178,666)	(153,053)	(25,613)
Other income, net	7,298	7,158	140
Income before income tax expense	206,785	133,472	73,313
Income tax expense	3,513	2,328	1,185
Net income	$203,272	$131,144	$72,128

Basic and diluted net income per common unit	$0.34	$0.18	$0.16

Consolidated Overview
Net income increased $72.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to higher operating income of $98.8 million, partially offset by an increase in interest expense, net of $25.6 million. Operating income increased primarily due to a gain of $41.1 million related to the Sale-Leaseback Transaction in the first quarter of 2023, a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022 and higher operating income from our pipeline segment for the nine months ended September 30, 2023. These increases were partially offset by lower revenues from our storage segment and higher general and administrative expenses for the nine months ended September 30, 2023.

Consolidated revenues decreased $70.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to lower product sales in our fuels marketing segment resulting from lower fuel prices. Service revenues increased in 2023 due to higher revenues from our pipeline segment mainly due to higher average tariff rates, partially offset by lower revenues from our storage segment primarily due to current unfavorable market conditions affecting certain of our terminals.

Total costs and expenses decreased $128.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to a decrease in costs associated with product sales in our fuels marketing segment, resulting from lower fuel prices, and a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022, partially offset by an increase in general and administrative expenses.

General and administrative expenses increased $12.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to higher compensation expenses and an increase in rent expense of $4.3 million related to the Corporate Headquarters following the Sale-Leaseback Transaction in the first quarter of 2023.

Interest expense, net increased $25.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to higher interest rates on our variable rate debt and higher balances on the Revolving Credit Agreement, which was used to fund a portion of the Series D Preferred Unit redemptions. In addition, $4.8 million of Series D Preferred Unit distributions was classified in interest expense due to the redemptions.

Basic and diluted net income per common unit increased $0.16 per common unit for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to higher net income, partially offset by a loss of $0.57 per common unit related to the Series D Preferred Unit redemptions. See Notes 6 and 8 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Pipeline Segment
As of September 30, 2023, our pipeline assets consist of 9,480 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 2,915 miles of refined product pipelines and 2,070 miles of crude oil pipelines. In addition, our Central East System includes 2,495 miles of refined product pipelines, consisting of the East and North Pipelines, and an approximately 2,000-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transportation in our refined product and crude oil pipelines and on a per ton basis for transportation in the Ammonia Pipeline. Throughputs on the Ammonia Pipeline are converted from tons to barrels for reporting purposes only. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,200,582	1,335,336	(134,754)
Refined products and ammonia pipelines throughput (barrels/day)	600,740	560,202	40,538
Total throughput (barrels/day)	1,801,322	1,895,538	(94,216)

Throughput and other revenues	$225,364	$209,008	$16,356
Operating expenses	55,180	53,837	1,343
Depreciation and amortization expense	44,231	44,806	(575)
Segment operating income	$125,953	$110,365	$15,588

Tariff indexations effective July 2023 increased the average tariff rates on most of our pipeline systems and resulted in higher revenues for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Pipeline segment revenues increased $16.4 million, despite a decrease in throughputs of 94,216 barrels per day for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to:
•an increase in revenues of $13.5 million and an increase in throughputs of 88,233 barrels per day on our McKee System pipelines, primarily due to a planned turnaround at a customer’s refinery in 2022; additionally, revenues increased due to higher average tariff rates;
•an increase in revenues of $4.6 million, despite a decrease in throughputs of 10,787 barrels per day on our East and North pipelines combined; revenues increased due to higher average tariff rates, while throughputs decreased due to planned turnarounds and operational issues at customers’ refineries in the third quarter of 2023;
•an increase in revenues of $1.9 million and an increase in throughputs of 8,879 barrels per day on our Three Rivers System; revenues and throughputs increased mainly due to higher demand on certain of our pipelines within this system and pipeline expansions that were placed in service in July 2022; revenues also increased due to higher average tariff rates;

•a decrease in revenues of $2.9 million and a decrease in throughputs of 57,629 barrels per day on our Permian Crude System, mainly due to decreased customer production supplying this system; and
•a decrease in revenues of $3.0 million and a decrease in throughputs of 118,147 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to unfavorable market conditions and changes to a customer contract.

Operating expenses increased $1.3 million, mainly due to an increase in maintenance and regulatory expenses of $1.1 million across various pipelines.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,211,871	1,288,489	(76,618)
Refined products and ammonia pipelines throughput (barrels/day)	597,860	568,533	29,327
Total throughput (barrels/day)	1,809,731	1,857,022	(47,291)

Throughput and other revenues	$645,248	$598,256	$46,992
Operating expenses	159,997	157,110	2,887
Depreciation and amortization expense	131,636	134,076	(2,440)
Segment operating income	$353,615	$307,070	$46,545

Tariff indexations effective July 2022 and July 2023 increased the average tariff rates on most of our pipeline systems and resulted in higher revenues for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Pipeline segment revenues increased $47.0 million, despite a decrease in throughputs of 47,291 barrels per day for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to:
•an increase in revenues of $27.2 million and an increase in throughputs of 58,679 barrels per day on our McKee System pipelines, primarily due to operational issues and a planned turnaround at a customer’s refinery in 2022, as well as higher demand on our pipeline serving the Denver, Colorado market in 2023; revenues also increased due to higher average tariff rates;
•an increase in revenues of $8.5 million, despite a decrease in throughputs of 4,042 barrels per day on our East and North pipelines combined; revenues increased mainly due to higher average tariff rates, while throughputs decreased primarily due to unfavorable market conditions;
•an increase in revenues of $4.3 million, despite comparable throughputs on our Valley Pipeline, primarily due to higher average tariff rates and the timing of recognizing minimum volume commitment settlements with customers;
•an increase in revenues of $4.1 million, despite comparable throughputs on our Ammonia Pipeline, mainly due to higher average tariff rates;
•an increase in revenues of $4.1 million, despite a decrease in throughputs of 18,558 barrels per day on our Permian Crude System; revenue increases from higher average tariff rates were partially offset by a decrease of $3.0 million due to lower commodity prices on PLA volumes sold, while throughputs decreased due to decreased customer production supplying this system;
•an increase in revenues of $4.0 million and an increase in throughputs of 3,862 barrels per day on our Three Rivers System due to higher demand on certain of our pipelines within this system and pipeline expansions that were placed in service in July 2022;
•a decrease in revenues of $3.2 million and a decrease in throughputs of 70,276 barrels per day on our Corpus Christi Crude Pipeline System, mainly due to unfavorable market conditions and changes to a customer contract; however, higher throughputs and revenues due to higher demand on certain of our pipelines in this system in 2023 partially offset the overall decreases; and
•a decrease in revenues of $3.3 million and a decrease in throughputs of 14,769 barrels per day on our Ardmore System due to a turnaround at a customer’s refinery in the second quarter of 2023 and lower demand in 2023.

Operating expenses increased $2.9 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to an increase of $1.5 million in maintenance and regulatory expenses.

Depreciation and amortization expense decreased $2.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to fully amortized definite-lived intangible assets.

Storage Segment
Our storage segment is composed of our facilities that provide storage, handling and other services for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of September 30, 2023, we owned and operated 29 terminal and storage facilities in the U.S. and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Point Tupper Terminal Disposition. In the first quarter of 2022, we recorded a non-cash, pre-tax impairment loss of $46.1 million related to our Point Tupper Terminal Operations, which were sold on April 29, 2022.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day)(a)	410,472	479,110	(68,638)

Throughput terminal revenues	$21,868	$26,933	$(5,065)
Storage terminal revenues	53,336	51,459	1,877
Total revenues	75,204	78,392	(3,188)
Operating expenses	38,872	37,449	1,423
Depreciation and amortization expense	18,984	18,334	650
Segment operating income	$17,348	$22,609	$(5,261)
(a)Prior period throughputs for our Corpus Christi North Beach terminal were restated consistent with current period presentation.

Throughput terminal revenues decreased $5.1 million and throughputs decreased 68,638 barrels per day for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, mainly due to a decrease in revenues of $7.3 million and a decrease in throughputs of 94,977 barrels per day at our Corpus Christi North Beach terminal, mainly due to unfavorable market conditions and changes to a customer contract. The overall decrease was partially offset by an increase in revenues of $2.2 million and an increase in throughputs of 26,339 barrels per day on our Central West Terminals due to higher demand in the third quarter of 2023.

Storage terminal revenues increased $1.9 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase in revenues of $4.9 million at our West Coast Terminals, primarily due to new contracts, rate escalations and higher throughput and handling fees. This increase was partially offset by a decrease in revenues of $4.2 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market.

Operating expenses increased $1.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, primarily due to an increase of $2.3 million in ad valorem taxes, partially offset by a decrease of $1.3 million in maintenance and regulatory expense, primarily at our St. James terminal.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day)(a)	434,557	469,219	(34,662)

Throughput terminal revenues	$73,022	$84,303	$(11,281)
Storage terminal revenues	161,048	170,793	(9,745)
Total revenues	234,070	255,096	(21,026)
Operating expenses	116,580	115,526	1,054
Depreciation and amortization expense	56,163	54,607	1,556
Impairment loss	—	46,122	(46,122)
Segment operating income	$61,327	$38,841	$22,486
(a)Prior period throughputs for our Corpus Christi North Beach terminal were restated consistent with current period presentation.

Throughput terminal revenues decreased $11.3 million and throughputs decreased 34,662 barrels per day for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to a decrease in revenues of $16.9 million and a decrease in throughputs of 53,912 barrels per day at our Corpus Christi North Beach terminal, mainly due to unfavorable market conditions and changes to a customer contract. These decreases were partially offset by an increase in revenues of $5.6 million and an increase in throughputs of 19,250 barrels per day at our Central West Terminals, primarily due to higher demand.

Storage terminal revenues decreased $9.7 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the following:
•a decrease in revenues of $24.2 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market; and
•a decrease in revenues of $9.6 million due to the Point Tupper Terminal Disposition in April 2022.

These decreases were partially offset by the following:
•an increase in revenues of $20.7 million at our West Coast Terminals, primarily due to new contracts, rate escalations and higher throughput and handling fees;
•an increase in revenues of $1.7 million due to rate escalations on our refinery storage tanks; and
•an increase in revenues of $1.3 million at our Central West Terminals, primarily due to rate escalations and higher throughput and handling fees.

Operating expenses increased $1.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to increases in reimbursable and other expenses of $5.3 million that have corresponding increases in revenue, mainly at our West Coast Terminals, an increase of $2.3 million in ad valorem taxes due to higher property valuations, and an increase in maintenance and regulatory expenses of $2.1 million, across various terminals. These increases were partially offset by a decrease in operating expenses of $7.9 million due to the sale of our Point Tupper Terminal Operations during the second quarter of 2022 and a decrease in power costs of $1.1 million, mainly at our St. James and Corpus Christi North Beach terminals.

Depreciation and amortization expense increased $1.6 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to expansion projects at our West Coast Terminals.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$109,732	$125,843	$(16,111)
Cost of goods	101,056	116,763	(15,707)
Gross margin	8,676	9,080	(404)
Operating expenses	516	561	(45)
Segment operating income	$8,160	$8,519	$(359)

Segment operating income was comparable for the three months ended September 30, 2023 and the three months ended September 30, 2022, as a decrease in product sales of $16.1 million was mostly offset by a decrease in cost of goods of $15.7 million, both mainly driven by lower commodity prices. Gross margins for both our bunkering operations and our blending operations were comparable to the prior period.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2023	2022
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$303,185	$399,912	$(96,727)
Cost of goods	280,591	376,627	(96,036)
Gross margin	22,594	23,285	(691)
Operating expenses	1,358	1,591	(233)
Segment operating income	$21,236	$21,694	$(458)

Product sales decreased $96.7 million, and cost of goods decreased $96.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly for our bunkering operations due to lower commodity prices. Segment operating income and gross margin were comparable for the nine months ended September 30, 2023 and the nine months ended September 30, 2022 as higher blending gross margins of $3.3 million due to lower fuel costs were more than offset by a decrease of $2.4 million in gross margins from our bunkering operations and a decrease of $1.5 million in gross margins from other product sales.

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

In 2022 and 2021, we were able to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows. We reduced our leverage to position ourselves to repurchase 6,900,000 of our Series D Preferred Units in November 2022, representing approximately one-third of the outstanding units at that time, using borrowings under our Revolving Credit Agreement.

For the full-year 2023, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows. In the first quarter of 2023, we completed the Sale-Leaseback Transaction for $103.0 million, and in the third quarter of 2023, we issued 14,950,000 common units for net proceeds of approximately $222.0 million. We used the proceeds from these transactions to repay outstanding borrowings on our Revolving Credit Agreement, which facilitated our redemptions in the second and third quarters of 2023 of an aggregate 16,346,650 of our Series D Preferred Units, representing all outstanding Series D Preferred Units. Additionally, in the second quarter of 2023, we extended the maturity date on our Revolving Credit Agreement to January 27, 2027, and extended the scheduled termination date on our Receivables Financing Agreement to July 1, 2026.

For the remainder of 2023 and the full-year 2024, we plan to focus on continuing to improve our leverage. We have no long-term debt maturities until 2025, and we expect to be able to access debt capital markets to refinance those maturities.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
The following table summarizes our cash flows from operating, investing and financing activities (see also our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Nine Months Ended September 30,
	2023	2022
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$406,401	$413,778
Investing activities	19,717	(55,705)
Financing activities	(436,002)	(356,888)
Effect of foreign exchange rate changes on cash	30	750
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,854)	$1,935

Net cash provided by operating activities decreased $7.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in net income of $72.1 million was more than offset by noncash adjustments to reconcile to net cash provided by operating activities. In addition, our working capital decreased $41.6 million for the nine months ended September 30, 2023, compared to a decrease of $32.8 million for the nine months ended September 30, 2022. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued liabilities balances, which vary depending on the timing of payments.

For the nine months ended September 30, 2023, we recorded net cash provided by investing activities of $19.7 million, compared to net cash used in investing activities of $55.7 million for the nine months ended September 30, 2022, primarily due to proceeds of approximately $103.0 million from the Sale-Leaseback Transaction in the first quarter of 2023, compared to proceeds from asset sales of $59.6 million for the nine months ended September 30, 2022. Additionally, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, cash outflows related to capital expenditures decreased an aggregate $25.7 million.

Net cash used in financing activities increased $79.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, mainly due to the redemption of the outstanding Series D Preferred Units for $518.7 million in 2023, partially offset by the issuance of common units in September 2023 for $221.9 million and net debt borrowings of $101.7 million for the nine months ended September 30, 2023, compared to net debt repayments of $117.9 million for the nine months ended September 30, 2022.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
On June 30, 2023, we amended the Revolving Credit Agreement, primarily to extend the maturity date from April 27, 2025 to January 27, 2027. The amendment also includes a requirement that we certify that the sum of our Revolving Credit Agreement availability and unrestricted cash balance is no less than $150.0 million on a pro forma basis prior to using any borrowings under the Revolving Credit Agreement to redeem certain unsecured indebtedness or our Series D Preferred Units.

The Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For a rolling period of four quarters, the Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of September 30, 2023, our Consolidated Debt Coverage Ratio was 3.83x and our Consolidated Interest Coverage Ratio was 2.17x. As of September 30, 2023, we had $665.4 million available for borrowing. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of September 30, 2023 and limit the amount we can borrow under the Revolving Credit Agreement. Borrowings under the Revolving Credit

Agreement bear interest, at our option, at an alternate base rate or a SOFR rate, each as defined in the Revolving Credit Agreement.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to the Receivables Financing Agreement with a third-party lender and agreements with certain of NuStar Energy’s wholly owned subsidiaries (collectively with the Receivables Financing Agreement, the Securitization Program). On June 29, 2023, we amended the Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. As of September 30, 2023, $137.5 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $72.6 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement.

The interest rate on the Revolving Credit Agreement and certain fees under the Receivables Financing Agreement are the only debt arrangements that are subject to adjustment if our debt rating is downgraded (or upgraded) by certain credit rating agencies. See Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of certain of our debt agreements.

Issuance of Common Units
We used the net proceeds of approximately $222.0 million from the issuance of common units on August 11, 2023 to repay outstanding borrowings under our Revolving Credit Agreement. See Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Asset Sales
We used the proceeds of approximately $103.0 million from the sale of our Corporate Headquarters on March 21, 2023 and approximately $60.0 million from the Point Tupper Terminal Disposition on April 29, 2022 to repay outstanding borrowings under our Revolving Credit Agreement. See Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion of these asset sales.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the nine months ended September 30:
2023	$80,603	$20,491	$101,094
2022	$86,780	$24,657	$111,437

Expected for the year ended December 31, 2023	$120,000 - 130,000	$25,000 - 30,000

Strategic capital expenditures for the nine months ended September 30, 2023 and 2022 primarily consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, and biofuel and other projects at our West Coast Terminals, as well as connection projects on our Ammonia Pipeline in 2023. Reliability capital expenditures primarily related to maintenance upgrade projects at our terminals.

We expect our strategic capital expenditures for the year ended December 31, 2023 to include spending of approximately $35.0 to $45.0 million on expansion projects to accommodate production growth in the Permian Basin and approximately $25.0 million on projects to expand our renewable fuels network on the West Coast. We expect a portion of the remaining strategic capital expenditures to also include about $25.0 million for connection projects on our Ammonia Pipeline. We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Pension Plan Contribution
In September 2023, we contributed $10.7 million to our pension plan.

Series D Preferred Units Redemption and Repurchase Information
We redeemed or repurchased all of our Series D Preferred Units, as shown below:

Transaction	Number of Units	Price per Unit, including Accrued Distributions	Total Price, including Accrued Distributions
			(Thousands of Dollars)
September 12, 2023 redemption	8,286,650	$32.59	$270,062
July 31, 2023 redemption	2,560,000	$32.18	$82,381
June 30, 2023 redemption	5,500,000	$31.88	$175,340
November 22, 2022 repurchase	6,900,000	$32.73	$225,837

See Note 6 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on these redemptions.

Distributions
Preferred Units. Distributions on our preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month.

Series D Preferred Units. Prior to their redemption and/or repurchase, the distribution rates on the outstanding Series D Preferred Units were as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units outstanding as of September 30, 2023 and December 31, 2022 totaled 0 and 16,346,650, respectively. While the Series D Preferred Units were outstanding, the Partnership was prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) had been, or contemporaneously were being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date.

The distribution rate on our Series D Preferred Units increased on June 15, 2023, to the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit. Distributions accrued for redeemed Series D Preferred Units from the notification dates to the redemption dates are reported in “Interest expense, net” on the condensed consolidated statements of comprehensive income and are excluded from total distributions below for the applicable periods. Distribution information on our Series D Preferred Units was as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
June 15, 2023 - September 12, 2023	$0.872	$5,134
March 15, 2023 - June 14, 2023	$0.682	$10,315
December 15, 2022 - March 14, 2023	$0.682	$11,148

Series A, B and C Preferred Units. Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of September 30, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR(a) plus 6.88%
(a)Beginning with the distribution period starting on September 15, 2023, LIBOR was replaced with the corresponding CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%.

Distribution information on our Series A, B and C Preferred Units is as follows (thousands of dollars, except per unit data):

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
September 15, 2023 - December 14, 2023	$0.77736	$7,043	$0.70717	$10,890	$0.78448	$5,413
June 15, 2023 - September 14, 2023	$0.76715	$6,950	$0.69696	$10,733	$0.77428	$5,343
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

On October 25, 2023, our Board of Directors declared distributions with respect to the Series A, B and C Preferred Units to be paid on December 15, 2023.

Common Units. Distribution payments are made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. On October 25, 2023, our Board of Directors declared distributions with respect to our common units for the quarter ended September 30, 2023. The following table summarizes information about quarterly cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
September 30, 2023	$0.40	$50,358	November 7, 2023	November 14, 2023
June 30, 2023	$0.40	$44,363	August 8, 2023	August 14, 2023
March 31, 2023	$0.40	$44,396	May 8, 2023	May 12, 2023
December 31, 2022	$0.40	$44,328	February 8, 2023	February 14, 2023

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of September 30, 2023
				(Thousands of Dollars)
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
Receivables Financing Agreement, 7.0% as of September 30, 2023	July 1, 2026			$72,600
Revolving Credit Agreement, 7.9% as of September 30, 2023	January 27, 2027			$330,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated notes, 12.3% as of September 30, 2023	January 15, 2043			$402,500

We believe that, as of September 30, 2023, we are in compliance with the financial covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. See Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

Guarantor Summarized Financial Information. NuStar Energy has no operations, and its assets consist primarily of its 100% ownership interest in its indirectly owned subsidiaries, NuStar Logistics and NuPOP. The senior and subordinated notes issued by NuStar Logistics are fully and unconditionally guaranteed by NuStar Energy and NuPOP. Each guarantee of the senior notes by NuStar Energy and NuPOP (i) ranks equally in right of payment with all other existing and future unsecured senior indebtedness of that guarantor, (ii) is structurally subordinated to all existing and any future indebtedness and obligations of any subsidiaries of that guarantor that do not guarantee the notes and (iii) ranks senior to its guarantee of our subordinated indebtedness. Each guarantee of the subordinated notes by NuStar Energy and NuPOP ranks equal in right of payment with all other existing and future subordinated indebtedness of that guarantor and is subordinated in right of payment and upon liquidation to the prior payment in full of all other existing and future senior indebtedness of that guarantor. NuPOP will be released from its guarantee when it no longer guarantees any obligations of NuStar Energy or any of its subsidiaries, including NuStar Logistics, under any bank credit facility or public debt instrument. The rights of holders of our senior and subordinated notes may be limited under the U.S. Bankruptcy Code or state fraudulent transfer or conveyance law. See Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

Summarized Combined Balance Sheet Information:
	September 30, 2023	December 31, 2022
	(Thousands of Dollars)
Current assets	$32,777	$44,328
Long-term assets	$3,167,304	$3,210,483
Current liabilities(a)	$184,911	$120,633
Long-term liabilities, including long-term debt	$3,475,543	$3,279,200
Series D preferred limited partners interests	$—	$446,970
(a)Excludes $1,809.5 million and $1,694.4 million of net intercompany payables as of September 30, 2023 and December 31, 2022, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $1,545.4 million and $1,559.3 million as of September 30, 2023 and December 31, 2022, respectively.

Summarized Combined Income Statement Information:
Nine Months Ended September 30, 2023
(Thousands of Dollars)
Revenues	$599,960
Operating income	$242,630
Interest expense, net	$(176,836)
Net income	$66,584

Revenues and net income for the non-guarantor subsidiaries totaled $582.5 million and $136.7 million, respectively, for the nine months ended September 30, 2023.

Contractual Obligations
On March 21, 2023, we entered into an operating lease agreement (the Lease Agreement) for our Corporate Headquarters with an initial term of 20 years, with two renewal options of ten years each. During the initial term, rent under the Lease Agreement starts at $6.4 million per year and increases annually by 2.5%. See Note 2 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

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

CRITICAL ACCOUNTING ESTIMATES
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

On June 30, 2023, we amended our Revolving Credit Agreement, primarily to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. See Note 4 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for more information.

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	September 30, 2023
	Expected Maturity Dates
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,502,662
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$—	$72,600	$330,000	$402,500	$805,100	$817,637
Weighted-average rate	—	—	—	7.0%	7.9%	12.3%	10.0%	—

	December 31, 2022
	Expected Maturity Dates
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,478,720
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$300,900	$—	$—	$402,500	$703,400	$690,944
Weighted-average rate	—	—	6.7%	—	—	10.8%	9.0%	—

Series A, B and C Preferred Units
Distributions on our Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on these units converted to a floating rate on December 15, 2021, June 15, 2022 and December 15, 2022, respectively. Based upon the 9,060,000 Series A Preferred Units, 15,400,000 Series B Preferred Units and 6,900,000 Series C Preferred Units outstanding as of September 30, 2023 and the $25.00 liquidation preference per unit, a change of 1.0% in interest rates would increase or decrease the annual distributions on our Series A, B and C Preferred Units by an aggregate amount of $7.8 million. See Note 7 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of September 30, 2023.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.     Other Information

Rule 10b5-1 under the Securities Exchange Act of 1934 provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending September 30, 2023, we did not adopt or terminate and none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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
November 3, 2023

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
November 3, 2023

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President - Chief Information Officer and Controller
November 3, 2023