Form 10-K
period 2023-12-31
NuStar Energy L.P.
filed 2024-02-22
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common units held by non-affiliates was approximately $1.7 billion based on the last sales price quoted as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter.

The number of common units outstanding as of January 31, 2024 was 126,532,875.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the registrant’s 2024 annual meeting of unitholders, expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III to the extent described therein.

NUSTAR ENERGY L.P.
FORM 10-K

PART I

Unless otherwise indicated, the terms “NuStar,” “NuStar Energy,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND OTHER DISCLAIMERS
In this Form 10-K, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of economic activity and the demand for or supply of crude oil, refined products, renewable fuel and anhydrous ammonia. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. See Item 1A. “Risk Factors” for a discussion of certain of those risks, uncertainties and assumptions.

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

ITEMS 1., 2. and 7.    BUSINESS, PROPERTIES AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly traded Delaware limited partnership. Our principal executive offices are located at 19003 IH-10 West, San Antonio, Texas 78257, and our telephone number is (210) 918-2000. Our business is managed under the direction of the board of directors of NuStar GP, LLC (the Board of Directors). NuStar GP, LLC is the general partner of our general partner, Riverwalk Logistics, L.P., both of which are wholly owned subsidiaries of ours. As of December 31, 2023, our limited partner interests consisted of the following:
•common units (NYSE: NS); and
•8.50% Series A (NYSE: NSprA), 7.625% Series B (NYSE: NSprB) and 9.00% Series C (NYSE: NSprC) Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units).

We are primarily engaged in the transportation, terminalling and storage of petroleum products and renewable fuels and the transportation of anhydrous ammonia. We also market petroleum products. The term “throughput” as used in this document generally refers to barrels of crude oil, refined product or renewable fuels, or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks.

We divide our operations into the following three reportable business segments: pipeline, storage and fuels marketing. As of December 31, 2023, our assets included 9,490 miles of pipeline and 63 terminal and storage facilities, which provide approximately 49 million barrels of storage capacity. We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We generate revenue primarily from:
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
•company-specific factors, such as facility integrity issues, maintenance requirements and outages that impact the throughput rates of our assets; and
•seasonal factors that affect the demand for products we transport and/or store in our assets and the demand for products we sell.

See Item 1A. “Risk Factors” for additional discussion on how these factors could affect our operations.

The following map depicts our assets as of December 31, 2023:

Merger Agreement
On January 22, 2024, NuStar Energy entered into an Agreement and Plan of Merger (the Merger Agreement) with Sunoco LP, a Delaware limited partnership (Sunoco), Saturn Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Sunoco (Merger Sub), Riverwalk Logistics, L.P., NuStar GP, LLC, and Sunoco GP LLC, a Delaware limited liability company and sole general partner of Sunoco (the Sunoco GP). The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Sunoco will acquire NuStar Energy in an all-equity transaction by means of a merger of Merger Sub with and into NuStar Energy (the Merger) with NuStar Energy surviving the Merger as a subsidiary of Sunoco.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each NuStar Energy common unit issued and outstanding immediately prior to the Effective Time will be converted into and shall thereafter represent the right to receive 0.400 of a common unit of Sunoco and, if applicable, cash in lieu of fractional units. In addition, prior to the Effective Time, we will declare and pay a special cash distribution to our common unitholders in the amount of $0.212 per common unit (the Special Distribution) (in addition to continuing to pay our quarterly distributions in the ordinary course, subject to certain conditions, until the Effective Time).

Each Series A, B and C Preferred Unit issued and outstanding immediately prior to the Effective Time will remain issued and outstanding from and after the Effective Time as limited partnership interests of the surviving entity having the same terms as are applicable to the applicable series of NuStar Energy preferred unit immediately prior to the Effective Time.

The completion of the Merger is subject to the fulfillment or waiver of certain conditions, including, among others: approval and adoption by NuStar Energy’s common unitholders of the Merger Agreement and the transactions contemplated thereby, including the Merger; expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and the effectiveness of the registration statement on Form S-4 to be filed by Sunoco pursuant to which Sunoco common units to be issued in connection with the Merger are registered with the U.S. Securities and Exchange Commission (the SEC).

The Merger Agreement contains termination rights for each of NuStar Energy and Sunoco. Upon termination of the Merger Agreement under specified circumstances, including the termination by Sunoco in the event of an adverse recommendation change by our Board of Directors or by NuStar Energy to accept a Superior Proposal (as defined in the Merger Agreement), NuStar Energy would be required to pay Sunoco a termination fee of approximately $90.3 million.

Concurrently with the entry into the Merger Agreement, NuStar Energy and Sunoco entered into an agreement (the Support Agreement) with Energy Transfer LP (Energy Transfer), a Delaware limited partnership and the sole member of the Sunoco GP. The Support Agreement provides, among other things, that Energy Transfer will not transfer its ownership interest in the Sunoco GP, any of the Sunoco incentive distribution rights owned by it or any material portion of the Sunoco common units owned by it prior to the Effective Time. Energy Transfer has also agreed to be bound by the terms of the non-solicitation provisions in the Merger Agreement with respect to competing proposals for Sunoco and the Sunoco GP and to abide by certain covenants with respect to regulatory approvals, SEC filings, confidentiality and litigation, among other things.

The foregoing descriptions of the Merger Agreement and the Support Agreement and the transactions contemplated thereby, including the Merger, are summaries, do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement and the Support Agreement, which are included in Item 15. “Exhibits and Financial Statement Schedules” as Exhibit 2.01 and Exhibit 10.54, respectively, and incorporated by reference herein.

Other Recent Developments
Redemptions of Series D Preferred Units. In the second and third quarters of 2023, we redeemed all of our outstanding Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) for an aggregate net redemption price of $518.7 million. These redemptions were primarily funded with borrowings under our Revolving Credit Agreement, as defined below. Pursuant to our partnership agreement, the Series D Preferred Units were cancelled; therefore, the Series D Preferred Units no longer represent a limited partnership interest. For the year ended December 31, 2023, we recorded a loss of $0.55 per common unit attributable to the redemptions. See Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more information.

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

Sale-Leaseback Transaction. On March 21, 2023, we consummated a sale-leaseback (the Sale-Leaseback Transaction) of our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for $103.0 million and recognized a gain of $41.1 million. We used the proceeds to repay outstanding borrowings under our Revolving Credit Agreement. See Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more information.

Trends and Outlook
For the full-year 2024, we expect to fund all of our expenses, distribution requirements and capital expenditures using internally generated cash flows, as we did in 2021 through 2023. We plan to continue to manage our operations with fiscal discipline in order to best maximize unitholder value.

In 2024, we expect to continue to benefit from the positive revenue impact of the July 2023 tariff indexation increases on most of our pipeline systems, which serve as an important counterbalance to the impact of inflation on our business.

While many terminals in our storage segment are somewhat insulated from demand volatility by contracted rates for storage, index rate adjustments and minimum volume commitments, revenues at our St. James and Corpus Christi North Beach facilities continue to be negatively impacted by ongoing global economic uncertainty. Conversely, we expect our West Coast region to continue to benefit in 2024 from the completion of renewable fuels projects, which continue to expand the capacity of our renewable fuels distribution system.

In 2024, we expect our operations to continue to be impacted by inflation. We also expect to continue to be impacted by the high interest rate environment, which negatively affects the cost of our variable-rate debt, as well as our Series A, B and C Preferred Units, which have distribution rates that float along with interest rates. On the other hand, our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under tariffs and contracts, should help to counterbalance the impact of inflation on our costs. Additionally, we expect uncertain market conditions in 2024, stemming from the uncertainty regarding future actions by the U.S. Federal Reserve and the upcoming election year, among other factors, which could impact the cost of operating our assets and executing our capital projects in 2024 and beyond.

Our outlook for the Partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. See Item 1A. “Risk Factors” for additional discussion on how these factors could affect our financial position, results of operations and cash flows.

CONSOLIDATED RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in conjunction with Item 8. “Financial Statements and Supplementary Data” included in this report, which contains additional detailed financial information about our segments in Note 24 of the Notes to Consolidated Financial Statements. A comparative discussion of our 2022 to 2021 results of operations can be found in Items 1., 2., and 7. “Business, Properties and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
The following table presents our consolidated financial results for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Change
	(Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$1,155,567	$1,120,249	$35,318
Product sales	478,620	562,974	(84,354)
Total revenues	1,634,187	1,683,223	(49,036)

Costs and expenses:
Costs associated with service revenues	622,671	616,867	5,804
Costs associated with product sales	407,793	486,947	(79,154)
Other impairment loss	—	46,122	(46,122)
General and administrative expenses	129,846	117,116	12,730
Other depreciation and amortization expense	4,728	7,358	(2,630)
Total costs and expenses	1,165,038	1,274,410	(109,372)

Gain on sale of assets	41,075	—	41,075

Operating income	510,224	408,813	101,411
Interest expense, net	(241,364)	(209,009)	(32,355)
Other income, net	10,215	26,182	(15,967)
Income before income tax expense	279,075	225,986	53,089
Income tax expense	5,412	3,239	2,173
Net income	$273,663	$222,747	$50,916

Basic and diluted net income per common unit	$0.72	$0.36	$0.36

Consolidated Overview
Net income increased $50.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher operating income of $101.4 million, partially offset by an increase in interest expense, net of $32.4 million and a decrease in other income, net of $16.0 million. Operating income increased primarily due to a gain of $41.1 million related to the Sale-Leaseback Transaction in the first quarter of 2023, a non-cash pre-tax impairment loss of $46.1 million in the first quarter of 2022 and higher operating income from our pipeline segment in 2023. These increases were partially offset by lower operating income from our storage segment, excluding the 2022 impairment loss, and higher general and administrative expenses in 2023.

Total revenues decreased $49.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower product sales in our fuels marketing segment resulting from lower fuel prices. Service revenues increased in 2023 due to higher revenues from our pipeline segment, primarily due to higher average tariff rates, partially offset by lower revenues from our storage segment, resulting from current unfavorable market conditions affecting certain of our terminals.

Total costs and expenses decreased $109.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower fuel costs associated with product sales in our fuels marketing segment and a non-cash, pre-tax impairment loss of $46.1 million in the first quarter of 2022, partially offset by an increase in general and administrative expenses.

General and administrative expenses increased $12.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase in rent expense of $6.5 million, mainly related to the Sale-Leaseback Transaction of our Corporate Headquarters in the first quarter of 2023 and higher compensation expenses in 2023.

Interest expense, net increased $32.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to higher interest rates on our variable rate debt and higher balances on our Revolving Credit Agreement, which was used to fund a portion of the Series D Preferred Unit redemptions. In addition, $4.8 million of Series D Preferred Unit distributions was classified in interest expense due to the redemptions.

Other income, net decreased $16.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a gain of $16.4 million in 2022 for the amount by which the insurance recoveries related to the 2019 fire at our terminal facility in Selby, California exceeded our expenses incurred to date. The overall decrease was partially offset by higher foreign exchange rate gains of $4.5 million in 2023. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more information on the fire at our terminal facility in Selby, California and the sale of the Point Tupper terminal facility.

Basic and diluted net income per common unit increased $0.36 per common unit for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to higher net income, partially offset by a loss of $0.55 per common unit related to the Series D Preferred Unit redemptions in 2023, compared to a loss of $0.31 per common unit related to the Series D Preferred Unit repurchase in 2022. See Notes 17 and 19 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for more information.

SEGMENTS AND RESULTS OF OPERATIONS

PIPELINE SEGMENT
As of December 31, 2023, our pipeline operations consist of the transportation of refined products, crude oil and anhydrous ammonia, including:
•refined product pipelines with an aggregate length of 2,915 miles and crude oil pipelines with an aggregate length of 2,070 miles in Texas, Oklahoma, Colorado and New Mexico (collectively, the Central West System);
•a 2,045-mile refined product pipeline originating in southern Kansas and terminating at Jamestown, North Dakota, with a western extension to North Platte, Nebraska and an eastern extension into Iowa (the East Pipeline);
•a 450-mile refined product pipeline originating at Marathon Petroleum Corporation’s (Marathon) Mandan, North Dakota refinery and terminating in Minneapolis, Minnesota (the North Pipeline); and
•an approximately 2,000-mile anhydrous ammonia pipeline originating in the Louisiana delta area and then running north through the Midwestern United States to Missouri before forking east and west to terminate in Indiana and Nebraska (the Ammonia Pipeline).

The following table lists information about our pipeline assets:

	As of December 31, 2023			Throughput For the Year Ended December 31,
Region / Pipeline System	Length	Terminals	Tank Capacity	2023	2022
	(Miles)		(Barrels)	(Barrels/Day)
Central West System:
McKee Refined Product System	1,981	—	—	182,840	160,490
Three Rivers System	378	—	—	119,453	114,294
Valley Pipeline System	271	—		59,885	58,335
Other	285	—	—	18,892	19,649
Central West Refined Products Pipelines	2,915	—	—	381,070	352,768
Corpus Christi Crude Pipeline System	538	8	2,157,000	317,346	385,720
McKee Crude System	388	—	1,039,000	153,410	132,197
Ardmore System	119	—	824,000	77,883	88,664
Permian Crude System	1,025	3	1,583,000	685,412	712,779
Central West Crude Oil Pipelines	2,070	11	5,603,000	1,234,051	1,319,360
Total Central West System	4,985	11	5,603,000	1,615,121	1,672,128

Central East System:
East Pipeline	2,045	18	5,906,000	149,947	151,139
North Pipeline	450	4	1,503,000	45,739	48,148
Ammonia Pipeline	2,010	—	—	26,157	27,185
Total Central East System	4,505	22	7,409,000	221,843	226,472

Total	9,490	33	13,012,000	1,836,964	1,898,600
Description of Pipelines
Central West System. The Central West System covers a total of 4,985 miles, including refined product and crude oil pipelines. The refined product pipelines have an aggregate length of 2,915 miles (Central West Refined Products Pipelines) and transport gasoline, distillates (including diesel and jet fuel), renewable fuels, natural gas liquids and other products produced at the refineries to which they are connected, including Valero Energy Corporation’s (Valero Energy) McKee, Corpus Christi and Three Rivers refineries.

The crude oil pipelines have an aggregate length of 2,070 miles (Central West Crude Oil Pipelines) and transport crude oil and other feedstocks to the refineries to which they are connected, including Valero Energy’s McKee, Three Rivers and Ardmore refineries, or from the Permian Basin and Eagle Ford Shale regions to our North Beach marine export terminal or to third-party refineries in Corpus Christi, Texas. Our Corpus Christi Crude Pipeline System is composed of pipelines that transport crude oil from the Eagle Ford region to Corpus Christi, Texas, including eight terminals along those pipelines, with aggregate storage capacity of 2.2 million barrels. In addition, the Corpus Christi Crude Pipeline System is connected to third-party long-haul pipelines that transport crude oil from the Permian Basin region to Corpus Christi, Texas.

Our Permian Crude System consists of crude oil transportation, pipeline connection and storage assets located in the Midland Basin of West Texas, that aggregate receipts from wellhead connection lines into intra-basin trunk lines for delivery to regional hubs and to connections with third-party mainline takeaway pipelines. As of December 31, 2023, the system consists of 1,025 miles of pipelines and covers approximately 500,000 dedicated acres controlled by producers, with 369 receipt points. The Permian Crude System also includes three terminals in Texas, at Big Spring, Stanton and Colorado City, as well as several truck stations and other operational storage facilities, with aggregate storage capacity of 1.6 million barrels.

Central East System. The Central East System covers a total of 4,505 miles and consists of the East Pipeline, the North Pipeline and the Ammonia Pipeline.

The East Pipeline covers 2,045 miles and transports refined products and natural gas liquids north via pipelines to our terminals and third-party terminals along the system and to receiving pipeline connections in Kansas. Shippers on the East Pipeline primarily obtain refined products from refineries in Kansas, Oklahoma and Texas. The East Pipeline includes 18 terminals, with aggregate storage capacity of 4.5 million barrels and two tank farms with aggregate storage capacity of 1.4 million barrels at McPherson and El Dorado, Kansas.

The North Pipeline originates at Marathon’s Mandan, North Dakota refinery and runs from west-to-east for approximately 450 miles to its termination in Minneapolis, Minnesota. The North Pipeline is also connected to CHS Inc.’s (CHS) Laurel, Montana refinery via a connection in Fargo, North Dakota to their Laurel Pipeline. The North Pipeline includes four terminals with aggregate storage capacity of 1.5 million barrels.

The approximately 2,000-mile Ammonia Pipeline originates in the Louisiana delta area, where it connects to three third-party marine terminals and three anhydrous ammonia plants located along the Mississippi River. The line then runs north through Louisiana and Arkansas into Missouri, where, at Hermann, Missouri, it splits into two branches, one of which goes east into Illinois and Indiana, while the other branch continues north into Iowa and then turns west into Nebraska. The Ammonia Pipeline is connected to multiple third-party-owned terminals, which include industrial facility delivery locations. Product is supplied to the pipeline from anhydrous ammonia plants in Louisiana and Arkansas, imported product delivered through marine terminals in Louisiana and a rail terminal in Iowa. Anhydrous ammonia is primarily used as agricultural fertilizer. It is also used as a feedstock to produce other nitrogen derivative fertilizers, Diesel Exhaust Fluid (DEF) and explosives.

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
The North Pipeline is heavily dependent on Marathon’s Mandan, North Dakota refinery, which primarily runs regionally-sourced crude oil (although it has the ability to process other crude oils), and an interruption in operations at the Marathon refinery could have a material adverse effect on our operations. In addition, the North Pipeline receives refined products from the Laurel, Montana refinery operated by CHS. The majority of the refined products transported through the East Pipeline are produced at three refineries located at McPherson and El Dorado, Kansas and Ponca City, Oklahoma, which are operated by CHS, HollyFrontier Corporation and Phillips 66, respectively. The East Pipeline also has access to Gulf Coast supplies of products through third-party connecting pipelines that receive products originating from Gulf Coast refineries.
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
Throughputs on our Ammonia Pipeline depend on overall demand for nitrogen fertilizer use, the price of natural gas, which is a feedstock for the production of anhydrous ammonia, and the level of demand for direct application of anhydrous ammonia as a fertilizer for crop production (Direct Application). Demand for Direct Application is dependent on the weather, as Direct Application is not effective when soil is either too wet or too dry.
Corn producers have fertilizer alternatives to anhydrous ammonia, such as liquid or dry nitrogen fertilizers. Liquid and dry nitrogen fertilizers are both less sensitive to weather conditions during application but are generally more costly than anhydrous ammonia. In addition, anhydrous ammonia has the highest nitrogen content of any nitrogen-derivative fertilizer.
Demand for anhydrous ammonia has been steady and somewhat insulated from volume fluctuations due to continued strong agricultural demand in the Midwest. However, global conflicts, such as the Russia-Ukraine conflict, can increase export demand, which could reduce the supply of anhydrous ammonia transported on our Ammonia Pipeline.

Customers
As discussed above, our customers include integrated oil companies, refining companies and others. The largest customer of our pipeline segment accounted for approximately 27% of the total segment revenues for the year ended December 31, 2023. No other single customer accounted for 10% or more of the total revenues of our pipeline segment.

Competition and Other Business Considerations
Because pipelines are generally the lowest-cost method for intermediate and long-haul movement of crude oil and refined products, our more significant competitors are common carrier and proprietary pipelines owned and operated by major integrated and large independent oil companies and other pipeline companies in our service areas. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. Trucks may deliver products competitively for short-haul destinations; however, trucking costs render that mode of transportation uncompetitive with pipeline options for long-haul destinations or for larger volumes.
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
Our East Pipeline and North Pipeline compete with an independent common carrier pipeline system owned by ONEOK, Inc. (ONEOK) that operates approximately 100 miles east of, and parallel to, the East Pipeline and in close proximity to the North Pipeline. Certain of the East Pipeline’s and the North Pipeline’s delivery terminals are in direct competition with ONEOK’s terminals. Competition with ONEOK is based primarily on transportation charges, quality of customer service and proximity to end users.
Competitors of our Ammonia Pipeline include Midwest production facilities, nitrogen fertilizer substitutes and barge, truck and railroad transportation under certain market conditions.
Looking forward, we continue to see growing interest for utilization of ammonia as a source for renewable energy to power fuel-cell vehicles. While future uses for lower emission-producing “blue” and “green” ammonia are still developing, we are partnering with existing and potential customers to develop these projects, which could increase demand for and utilization of our Ammonia Pipeline.

Results of Operations
The following table presents operating highlights for the pipeline segment:

	Year Ended December 31,
	2023	2022	Change
	(Thousands of Dollars, Except Barrel Data)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,234,051	1,319,360	(85,309)
Refined products and ammonia pipelines throughput (barrels/day)	602,913	579,240	23,673
Total throughput (barrels/day)	1,836,964	1,898,600	(61,636)

Throughput and other revenues	$873,869	$828,191	$45,678
Operating expenses	214,751	210,719	4,032
Depreciation and amortization expense	175,930	178,802	(2,872)
Segment operating income	$483,188	$438,670	$44,518

Tariff indexations effective July 2022 and July 2023 increased the average tariff rates on most of our pipeline systems and resulted in higher revenues for the year ended December 31, 2023, compared to the year ended December 31, 2022.
Pipeline segment revenues increased $45.7 million, and throughputs decreased 61,636 barrels per day for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to:
•an increase in revenues of $31.1 million and an increase in throughputs of 43,563 barrels per day on our McKee System pipelines, primarily due to operational issues and a planned turnaround at a customer’s refinery in 2022, as well as higher demand on our pipeline serving the Denver, Colorado market in 2023; additionally, higher average tariff rates contributed to $9.7 million of the overall increase;
•an increase in revenues of $12.1 million, despite a decrease in throughputs of 3,601 barrels per day on our East and North pipelines combined; revenues increased primarily due to higher average tariff rates, while throughputs decreased primarily due to unfavorable market conditions and planned turnarounds at customers’ refineries in 2023;
•an increase in revenues of $7.2 million and an increase in throughputs of 1,550 barrels per day on our Valley Pipeline, primarily due to higher average tariff rates;
•an increase in revenues of $5.9 million and an increase in throughputs of 5,159 barrels per day on our Three Rivers System, partially due to higher demand on certain of our pipelines within this system and pipeline expansions that were placed in service in July 2022. Also, higher average tariff rates contributed to $4.0 million of the overall increase;
•an increase in revenues of $3.4 million, despite slightly lower throughputs of 1,028 barrels per day on our Ammonia Pipeline; revenues increased primarily due to higher average tariff rates;
•a decrease in revenues of $2.2 million and a decrease in throughputs of 27,367 barrels per day on our Permian Crude System, primarily due to decreased customer production supplying this system. Revenues also decreased $7.9 million due to lower commodity prices on PLA volumes and other products sold; these decreases were partially offset by higher average tariff rates in 2023;
•a decrease in revenues of $2.4 million and a decrease in throughputs of 10,781 barrels per day on our Ardmore System due to a turnaround at a customer’s refinery in the second quarter of 2023 and lower demand in 2023; and
•a decrease in revenues of $10.9 million and a decrease in throughputs of 68,374 barrels per day on our Corpus Christi Crude Pipeline System, primarily due to unfavorable market conditions and changes to a customer contract.

Operating expenses increased $4.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to an increase of $2.8 million in maintenance and regulatory expenses across various pipelines.

Depreciation and amortization expense decreased $2.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to fully amortized definite-lived intangible assets.

STORAGE SEGMENT
Our storage segment is composed of our facilities that provide storage, handling and other services on a fee basis for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of December 31, 2023, we owned and operated 29 terminal and storage facilities in the United States and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. The following table sets forth information about our terminal and storage facilities as of December 31, 2023:

Facility	Tank Capacity
(Barrels)
Colorado Springs, CO	327,000
Denver, CO	110,000
Albuquerque, NM	250,000
Rosario, NM	167,000
Catoosa, OK	359,000
Abernathy, TX	161,000
Amarillo, TX	269,000
Corpus Christi, TX	410,000
Corpus Christi, TX (North Beach)	3,962,000
Edinburg, TX	345,000
El Paso, TX(a)	415,000
Harlingen, TX	286,000
Laredo, TX	218,000
San Antonio, TX(b)	379,000
Southlake, TX	569,000
Nuevo Laredo, Mexico	268,000
Central West Terminals	8,495,000

St. James, LA	9,906,000
Houston, TX	87,000
Gulf Coast Terminals	9,993,000

Los Angeles, CA	615,000
Pittsburg, CA	398,000
Selby, CA	2,672,000
Stockton, CA	818,000
Portland, OR	1,348,000
Tacoma, WA	391,000
Vancouver, WA(b)	775,000
West Coast Terminals	7,017,000

Benicia, CA	3,698,000
Corpus Christi, TX	4,030,000
Texas City, TX	3,141,000
Refinery Storage Tanks	10,869,000

Total	36,374,000
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

Storage Operations
We generate storage segment revenues through fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues). Our terminals also provide blending, additive injections, handling and filtering services, for which we charge additional fees.

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

Crude oil delivered to our St. James and Corpus Christi North Beach terminals will generally increase or decrease with crude oil production rates in western Canada and the Bakken, Permian and Eagle Ford shale plays. In addition, the market price relationship between various grades of crude oil impacts the demand for our unit train facilities at our St. James terminal. Although the Permian and Eagle Ford shale plays are partially insulated from negative economic conditions due to the low break-even point, our Corpus Christi exports have not returned to pre-pandemic levels due to lower global demand for refined products and crude oil and increased competition in crude oil export markets out of the U.S. Overall, refinery production rates, drilling activity and overall consumer demand in the U.S. rebounded in 2021, bringing demand for most of our terminal and storage facilities back to pre-pandemic levels. However, the detrimental impact of the pandemic, amplified by the Russia-Ukraine conflict, has continued to affect current global demand, resulting in a decline in crude oil exports from our Corpus Christi North Beach facility, and the current volatile and backwardated market has led to customers not renewing expiring contracts, primarily at our St. James terminal.

Demand for renewable diesel, renewable jet fuel, ethanol and other renewable fuels continues to grow in markets served by our West Coast terminals due to new regulations with aggressive carbon emissions reduction goals. As this demand growth is expected to continue, we have completed, and continue to develop, renewable fuel storage projects at our West Coast terminals to meet this demand.
Customers
We provide storage and terminalling services for crude oil, refined products and other products to many of the world’s largest producers of crude oil, integrated oil companies, chemical companies, oil traders and refiners. In addition, our blending capabilities in our storage assets have attracted customers who have leased capacity primarily for blending purposes. The largest customer of our storage segment accounted for approximately 39% of the total revenues of the segment for the year ended December 31, 2023. No other customer accounted for 10% or more of the total revenues of the storage segment.

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

Results of Operations
Point Tupper Terminal Disposition. In the first quarter of 2022, we recognized a non-cash pre-tax impairment loss of $46.1 million related to our Point Tupper terminal facility, which was sold on April 29, 2022 (the Point Tupper Terminal Disposition). See Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of this disposition.

The following table presents operating highlights for the storage segment:

	Year Ended December 31,
	2023	2022	Change
	(Thousands of Dollars, Except Barrel Data)
Storage Segment:
Throughput (barrels/day)	448,331	480,129	(31,798)

Throughput terminal revenues	$104,495	$110,591	$(6,096)
Storage terminal revenues	215,104	223,958	(8,854)
Total revenues	319,599	334,549	(14,950)
Operating expenses	156,938	154,270	2,668
Depreciation and amortization expense	75,052	73,076	1,976
Impairment loss	—	46,122	(46,122)
Segment operating income	$87,609	$61,081	$26,528

Throughput terminal revenues decreased $6.1 million, and throughputs decreased 31,798 barrels per day for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to a decrease in revenues of $13.2 million and a decrease in throughputs of 51,361 barrels per day at our Corpus Christi North Beach terminal, due to unfavorable market conditions and changes to a customer contract. These decreases were partially offset by an increase in revenues of $7.1 million and an increase in throughputs of 19,563 barrels per day at our Central West Terminals, primarily due to higher demand.

Storage terminal revenues decreased $8.9 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to:
•a decrease in revenues of $29.7 million at our St. James terminal due to customers not renewing expiring contracts in the current backwardated market; and
•a decrease in revenues of $9.6 million due to the Point Tupper Terminal Disposition in April 2022.

These decreases were partially offset by the following:
•an increase in revenues of $26.4 million at our West Coast Terminals, primarily due to new contracts and rate escalations across various terminals, combined with higher throughput and handling fees, mainly at our Stockton terminal; and
•an increase in revenues of $4.3 million, primarily due to rate escalations at our Central West Terminals and at our refinery storage tanks.

Operating expenses increased $2.7 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the following:
•an increase in maintenance and regulatory expenses of $3.1 million, across various terminals;
•an increase of $2.8 million in ad valorem taxes due to higher property valuations;
•increases in reimbursable and other expenses of $2.5 million that have corresponding increases in revenue, primarily at our West Coast Terminals, partially offset by lower reimbursable expenses at our St. James terminal; and
•an increase of $1.8 million at our Corpus Christi North Beach terminal due to changes in a customer contract.

These increases were partially offset by a decrease in operating expenses of $7.9 million due to the sale of our Point Tupper Terminal Operations during the second quarter of 2022.

Depreciation and amortization expense increased $2.0 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to expansion projects at our West Coast Terminals.

FUELS MARKETING SEGMENT
Our fuels marketing segment sells petroleum products primarily through our bunkering operations in the Gulf Coast and certain of our blending operations associated with our Central East System. The results of operations for the fuels marketing segment depend largely on the margin between our costs and the sales prices of the products we market. Therefore, the results of operations for this segment are more sensitive to changes in commodity prices compared to the operations of the pipeline and storage segments. We enter into derivative contracts to attempt to mitigate the effects of commodity price fluctuations. The financial impacts of the derivative financial instruments associated with commodity price risk were not material for any periods presented. Fluctuations in global demand for crude oil, which was caused by many economic factors outside of our control, has caused volatility in commodity prices and volumes for our blending operations and bunker fuel sales in 2022 and 2023.

Competition and Customers
In the sale of bunker fuel, we compete with ports offering bunker fuels that are along the route of travel of the vessel. Customers for bunker fuel sales are primarily ship owners, marketers and traders. One of our customers, a marketer of petroleum products, was the largest customer of our fuels marketing segment and accounted for approximately 11% of the total segment revenues for the year ended December 31, 2023. No other customer accounted for a significant portion of the total revenues of the fuels marketing segment for the year ended December 31, 2023.
Results of Operations
The following table presents operating highlights for the fuels marketing segment:

	Year Ended December 31,
	2023	2022	Change
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$440,725	$520,486	$(79,761)
Cost of goods	405,992	484,477	(78,485)
Gross margin	34,733	36,009	(1,276)
Operating expenses	1,807	2,473	(666)
Segment operating income	$32,926	$33,536	$(610)

Product sales decreased $79.8 million, and cost of goods decreased $78.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to lower fuel prices for our bunkering operations. Gross margin decreased $1.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, as a decrease of $2.8 million in gross margin from our bunkering operations and a decrease of $2.8 million in gross margin from other product sales more than offset higher blending gross margins of $4.3 million, all primarily due to lower fuel prices.

Segment operating income decreased $0.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to the changes in gross margins described above, partially offset by a decrease in operating expenses of $0.7 million, primarily related to our bunkering operations.

LIQUIDITY AND CAPITAL RESOURCES

The following sections are included in Liquidity and Capital Resources:
•Overview
•Cash Flows
•Sources of Liquidity
•Material Cash Requirements

OVERVIEW
Our primary cash requirements include distributions to our limited partners, debt service, capital expenditures and operating expenses. Our partnership agreement requires that we distribute all Available Cash (as defined in our partnership agreement) to our common limited partners each quarter. Available Cash is generally defined as all cash receipts less cash disbursements, including distributions to our preferred unit holders, and cash reserves established by our general partner, in its sole discretion. We may maintain our distribution level with other sources of Available Cash, as provided in our partnership agreement, including borrowings under our Revolving Credit Agreement and proceeds from the sale of assets.

In the first quarter of 2023, we completed the Sale-Leaseback Transaction for $103.0 million, and in the third quarter of 2023, we issued 14,950,000 common units for net proceeds of approximately $222.0 million. We used the proceeds from these transactions to repay outstanding borrowings under our Revolving Credit Agreement, which facilitated the redemption of 16,346,650 of the Series D Preferred Units, representing all outstanding Series D Preferred Units. Additionally, in the second quarter of 2023, we extended the maturity date on our Revolving Credit Agreement to January 27, 2027, and extended the scheduled termination date on our Receivables Financing Agreement to July 1, 2026. Similarly, in 2022, we had reduced our leverage to position ourselves to repurchase 6,900,000 of the Series D Preferred Units in November 2022, representing approximately one-third of the outstanding units at that time, using borrowings under our Revolving Credit Agreement.

As illustrated in the chart below, in 2023 and 2022, we funded all our expenses, distribution requirements and capital expenditures using cash from operating activities.

For the full-year 2024, we expect to fund all our expenses, distribution requirements and capital expenditures using internally generated cash flows. We have no long-term debt maturities until 2025.

CASH FLOWS
A discussion of our cash flows and other changes in financial position for 2021 can be found in Items 1., 2. and 7. “Business, Properties and Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.

The following table summarizes our cash flows from operating, investing and financing activities (see also our Consolidated Statements of Cash Flows in Item 8. “Financial Statements and Supplementary Data”).

	Year Ended December 31,
	2023	2022
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$514,269	$527,549
Investing activities	(23,240)	(84,365)
Financing activities	(502,430)	(434,953)
Effect of foreign exchange rate changes on cash	40	707
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,361)	$8,938

Net cash provided by operating activities decreased $13.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in net income of $50.9 million was more than offset by noncash adjustments to reconcile to net cash provided by operating activities. In addition, our working capital decreased by $10.6 million for the year ended December 31, 2023 and $0.7 million for the year ended December 31, 2022. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued liability balances, which vary depending on the timing of payments.

Net cash used in investing activities decreased $61.1 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to proceeds of approximately $103.0 million from the Sale-Leaseback Transaction in the first quarter of 2023, compared to proceeds from asset sales of $59.3 million in 2022. Additionally, for the year ended December 31, 2023 compared to the year ended December 31, 2022, cash outflows related to capital expenditures decreased an aggregate $14.9 million. Investing activities also include insurance proceeds of $12.4 million for the year December 31, 2023, compared to insurance proceeds of $9.8 million for the December 31, 2022, both related to the 2019 Selby terminal fire.

Net cash used in financing activities increased $67.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the redemption of the outstanding Series D Preferred Units for $518.7 million in 2023, compared to the repurchase of outstanding Series D Preferred Units for $222.4 million in 2022, partially offset by the issuance of common units in the third quarter of 2023 for approximately $222.0 million.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
As of December 31, 2023, our Revolving Credit Agreement had $652.4 million available for borrowing and $343.0 million of borrowings outstanding. Letters of credit issued under our Revolving Credit Agreement totaled $4.6 million as of December 31, 2023 and limit the amount we can borrow under our Revolving Credit Agreement. Obligations under our Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP.

Our Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period of four quarters ending December 31, 2023, the Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00 and the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. Our Revolving Credit Agreement also contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. As of December 31, 2023, our Consolidated Debt Coverage Ratio was 3.85x and our Consolidated Interest Coverage Ratio was 2.18x.

On June 30, 2023, we amended our Revolving Credit Agreement, primarily to extend the maturity date from April 27, 2025 to January 27, 2027. The amendment also includes a requirement that we must demonstrate and certify, prior to using any borrowings under our Revolving Credit Agreement to redeem certain unsecured indebtedness or prior to their redemption/repurchase, the Series D Preferred Units, that the sum of our Revolving Credit Agreement availability and unrestricted cash balance is no less than $150.0 million on a pro forma basis both before and immediately after giving effect to the borrowing and the redemption. On January 28, 2022, we amended and restated our Revolving Credit Agreement to, among other items:
(i) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (ii) replace London Interbank Offering Rate, or LIBOR, benchmark provisions with customary secured overnight financing rate, or SOFR, benchmark provisions; (iii) remove the 0.50x increase permitted in our Consolidated Debt Coverage Ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (iv) add baskets and exceptions to certain negative covenants.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to the Receivables Financing Agreement with a third-party lender and agreements with certain of NuStar Energy’s wholly owned subsidiaries (together with the Receivables Financing Agreement, the Securitization Program). The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. The Securitization Program contains various customary affirmative and negative covenants and default, indemnification and termination provisions, and the Receivables Financing Agreement provides for acceleration of amounts owed upon the occurrence of certain specified events. On June 29, 2023, we amended the Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. On January 28, 2022, the Receivables Financing Agreement was amended to, among other items: (i) reduce the floor rate in the calculation of our borrowing rates; and (ii) replace provisions related to the LIBOR rate of interest with references to SOFR rates of interest.

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

Asset Sales
We used the proceeds of approximately $103.0 million from the sale of our Corporate Headquarters on March 21, 2023 and approximately $60.0 million from the Point Tupper Terminal Disposition on April 29, 2022 to repay outstanding borrowings under our Revolving Credit Agreement. See Note 4 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for further discussion of these asset sales.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the year ended December 31:
2023	$119,513	$27,995	$147,508
2022	$107,855	$32,775	$140,630

Strategic capital expenditures for the years ended December 31, 2023 and December 31, 2022 primarily consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, and biofuel and other projects at our West Coast Terminals, as well as connection projects on our Ammonia Pipeline in 2023. Reliability capital expenditures primarily related to maintenance upgrade projects at our terminals and on our Ammonia Pipeline.

We expect our strategic capital expenditures for the year ended December 31, 2024 to be concentrated on expansion projects to accommodate production growth in the Permian Basin and projects to expand our renewable fuels network on the West Coast. We continue to evaluate our capital budget and internal growth projects can be accelerated or scaled back depending on market conditions or customer demand.

Series D Preferred Units Redemption and Repurchase
We redeemed or repurchased all the Series D Preferred Units, as shown below:

Transaction	Transaction Date	Number of Units	Price per Unit, including Accrued Distributions	Total Price, including Accrued Distributions
				(Thousands of Dollars)
Redemption	September 12, 2023	8,286,650	$32.59	$270,062
Redemption	July 31, 2023	2,560,000	$32.18	$82,381
Redemption	June 30, 2023	5,500,000	$31.88	$175,340
Repurchase	November 22, 2022	6,900,000	$32.73	$225,837

See Note 17 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Distributions
Preferred Units. Distributions on our outstanding preferred units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. See Notes 17 and 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.

Series D Preferred Units. Prior to their redemption and/or repurchase, the distribution rates on the outstanding Series D Preferred Units were as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years (beginning with the September 17, 2018 distribution); (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. The number of Series D Preferred Units outstanding as of December 31, 2022 was 16,346,650, and due to the redemptions and repurchase discussed above, the Series D Preferred Units were cancelled and no longer represent a limited partner interest.

The distribution rate on the Series D Preferred Units increased on June 15, 2023, to the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit. Distributions accrued for redeemed Series D Preferred Units from the notification dates to the redemption dates are reported in “Interest expense, net” on the consolidated statements of income and are excluded from total distributions below for the applicable periods. Distribution information on the Series D Preferred Units was as follows:

Distribution Period	Distribution Rate per Unit	Total Distribution
		(Thousands of Dollars)
June 15, 2023 - September 12, 2023	$0.872	$5,134
March 15, 2023 - June 14, 2023	$0.682	$10,315
December 15, 2022 - March 14, 2023	$0.682	$11,148
September 15, 2022 - December 14, 2022	$0.682	$14,337
June 15, 2022 - September 14, 2022	$0.682	$15,854
March 15, 2022 - June 14, 2022	$0.682	$15,854
December 15, 2021 - March 14, 2022	$0.682	$15,854

Series A, B and C Preferred Units. Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of December 31, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference Per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR(a) plus 6.88%
(a)Beginning with the distribution period starting on September 15, 2023, LIBOR was replaced with the corresponding CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%.

Distribution information on our Series A, B and C Preferred Units is as follows (thousands of dollars, except per unit data):

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
December 15, 2023 - March 14, 2024	$0.77533	$7,024	$0.70515	$10,859	$0.78246	$5,399
September 15, 2023 - December 14, 2023	$0.77736	$7,043	$0.70717	$10,890	$0.78448	$5,413
June 15, 2023 - September 14, 2023	$0.76715	$6,950	$0.69696	$10,733	$0.77428	$5,343
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010
September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

On January 25, 2024, our Board of Directors declared quarterly distributions with respect to the Series A, B and C Preferred Units to be paid on March 15, 2024 to holders of record as of March 1, 2024.

Common Units. Under our partnership agreement, distribution payments are required to be made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. On January 25, 2024, our Board of Directors declared distributions with respect to our common units for the quarter ended December 31, 2023. The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2023	$0.40	$50,607	February 7, 2024	February 13, 2024
September 30, 2023	0.40	50,358	November 7, 2023	November 14, 2023
June 30, 2023	0.40	44,363	August 8, 2023	August 14, 2023
March 31, 2023	0.40	44,396	May 8, 2023	May 12, 2023
Year ended December 31, 2023	$1.60	$189,724

Year ended December 31, 2022	$1.60	$176,746

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of December 31, 2023
				(Thousands of Dollars)
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
Receivables Financing Agreement, 7.0% as of December 31, 2023	July 1, 2026			$69,800
Revolving Credit Agreement, 8.0% as of December 31, 2023	January 27, 2027			$343,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds, 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated notes, 12.4% as of December 31, 2023	January 15, 2043			$402,500

We believe that, as of December 31, 2023, we are in compliance with the financial covenants applicable to our debt obligations. A default under certain of our debt agreements would be considered an event of default under other of our debt obligations.

Receivables Financing Agreement and Revolving Credit Agreement. Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement. Borrowings under our Revolving Credit Agreement bear interest, at our option, at an alternate base rate or a SOFR rate, each as defined in the Revolving Credit Agreement. The interest rate on our Revolving Credit Agreement and certain fees under the Receivables Financing Agreement, are the only debt arrangements that are subject to adjustment if our debt rating is downgraded or upgraded by certain credit rating agencies. The following table reflects the current ratings and outlook that have been assigned to our debt:

	Fitch Ratings	Moody’s Investor Service Inc.	S&P Global Ratings
Ratings	BB	Ba3	BB-
Outlook	Stable	Stable	Positive

Gulf Opportunity Zone Revenue Bonds. As reflected in the table below, the holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds are expected to be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at our option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued interest. The following table summarizes the GoZone Bonds outstanding as of December 31, 2023:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Optional Redemption Date	Maturity Date
		(Thousands of Dollars)
Series 2008	June 26, 2008	$55,440	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100,000	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43,300	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48,400	6.10%	June 1, 2030	n/a	December 1, 2040
Series 2011	August 9, 2011	75,000	5.85%	June 1, 2025	n/a	August 1, 2041
	Total	$322,140

NuStar Logistics Subordinated Notes. NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes (the Subordinated Notes). Effective with the quarterly interest periods starting after June 30, 2023, the interest rate on the Subordinated Notes is equal to the sum of the three-month CME term SOFR plus the applicable tenor spread adjustment of 0.26161% for the related quarterly interest period plus 6.734%, payable quarterly, unless payment is deferred in accordance with the terms of the notes. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to the Subordinated Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions with respect to, or redeem, purchase or make a liquidation payment with respect to, its equity securities during the period that interest payments are deferred.

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

December 31, 2023
(Thousands of Dollars)
Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:
Current assets	$42,000
Long-term assets	$3,160,956
Current liabilities (a)	$135,366
Long-term liabilities, including long-term debt	$3,487,719
(a)Excluding $1,894.0 million of net intercompany payables due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $1,548.3 million as of December 31, 2023.

Year Ended December 31, 2023
(Thousands of Dollars)
Summarized Combined Income Statement Information for the Guarantor Issuer Group:
Revenues	$830,406
Operating income	$333,986
Interest expense, net	$(239,113)
Net income	$96,178

Revenues and net income for the non-guarantor subsidiaries totaled $803.8 million and $177.5 million, respectively, for the year ended December 31, 2023.

Contractual Obligations
The following table presents our contractual obligations and commitments as of December 31, 2023:

	Current	Long-Term
	(Thousands of Dollars)
Long-term debt maturities	$—	$3,387,440
Interest payments	238,001	1,506,912
Operating leases	14,267	238,031
Finance leases	7,067	67,000
Purchase obligations	6,406	12,893
Total	$265,741	$5,212,276

The interest payments calculated for our variable-rate, long-term debt are based on interest rates and the outstanding borrowings as of December 31, 2023. The interest payments on our fixed-rate debt are based on the stated interest rates and the outstanding borrowings as of December 31, 2023. See Note 12 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information.
Our operating leases consist primarily of land and dock leases at various terminal facilities and the operating lease agreement to lease back the Corporate Headquarters in the first quarter of 2023 (the HQ Lease Agreement), as further discussed in Notes 4 and 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” The HQ Lease Agreement has an initial term of 20 years, with two renewal options of ten years each.
Our finance leases consist primarily of a dock lease at our Corpus Christi North Beach terminal with a remaining term of approximately two years and three additional five-year renewal periods that also includes a commitment for minimum dockage and wharfage throughput volumes. See Note 15 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our operating and finance leases.
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

Pension and Other Postretirement Benefit Plan Contributions
During 2023, we contributed $11.2 million and $0.5 million to our pension and postretirement benefit plans, respectively. In 2024, we expect to contribute approximately $10.2 million to our pension and postretirement benefit plans and will monitor our funding status to determine if any contributions are required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits. Pension and postretirement benefit plans funding beyond 2024 is uncertain as the funding varies from year to year based upon changes in the fair value of the plan assets and actuarial assumptions.

A change of 0.25% in the specified assumptions would have the following effects to our pension and postretirement benefit obligations and costs:

	Pension Benefits	Other Postretirement Benefits
	(Thousands of Dollars)
Increase in benefit obligation as of December 31, 2023 resulting from:
Discount rate decrease	$3,300	$400
Compensation rate increase	$600	n/a

(Decrease) increase in net periodic benefit cost for the year ending December 31, 2024 resulting from:
Discount rate decrease	$(200)	$—
Expected long-term rate of returns on plan assets decrease	$400	n/a
Compensation rate increase	$100	n/a

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

The balance of and changes in our accruals for environmental matters as of and for the years ended December 31, 2023 and 2022 are included in Note 13 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data.” We believe that we have adequately accrued for our environmental exposures.

HUMAN CAPITAL

We strive to make NuStar a safe, positive, inclusive and rewarding workplace, with competitive compensation, benefits and health and wellness programs and opportunities for our employees to grow and develop in their careers.

Our Employees
As of December 31, 2023, we had 1,184 employees, of which 1,173 are based in the United States and 11 are based in Mexico. Only 1.1 percent of our employees are represented under collective bargaining agreements. In the United States, 487 of our employees work at our headquarters in San Antonio, Texas, with the remaining 686 employees working at other locations.

We believe that having a workforce composed of diverse employees with wide-ranging backgrounds, experiences and ideas makes our company stronger. As of December 31, 2023:
•19.1% of all of our employees and 29.0% of our employees at senior manager level and above are female; and
•34.8% of our U.S. employees and 24.5% of our U.S. employees at senior manager level and above are minorities (as defined by the U.S. Equal Opportunity Employment Commission).

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

We benchmark our compensation programs through market surveys to help offer competitive packages to attract and retain high-performing employees. Our compensation department also evaluates company-wide racial and gender equity by job-profile each time an employee is hired or recommended for a promotion. This helps to ensure that compensation levels are equitable for all employees regardless of race or gender.

Our benefits and health and wellness programs include life and health insurance (medical, dental and vision), prescription drug benefits, flexible spending accounts, paid sick leave, vacation, short- and long-term disability, mental and behavioral health resources, retirement benefits (including 401(k) and pension), educational reimbursement, a disaster relief fund that provides cash grants (that do not have to be repaid) to employees undergoing difficult circumstances, an employee assistance program and employee recognition programs. We also are committed to supporting the communities in which we operate, and we organize opportunities for our employees to participate in and enrich our communities through a variety of initiatives, such as fundraising activities, community clean-up projects and educational programs.

Our culture is driven by our nine guiding principles: safety; integrity; commitment; make a difference; teamwork; respect; communication; excellence; and pride. We believe that these principles are the building blocks for our success and have helped us to recruit and retain our employees and make NuStar a great place to work. We have been recognized on FORTUNE’S “100 Best Companies to Work For” list 13 times, FORTUNE’S “Best Workplaces for Millennials” list five times, the “Best Places For Working Parents” list three times, and Latino Leader Magazine’s “Best Companies for Latinos to Work” list three times. We also were recognized as a top employer by regional and local publications, including being recognized as a top employer in Texas by FORTUNE. In addition, we were recently recognized on Newsweek’s “America’s Most Trustworthy Companies” and “World’s Most Trustworthy Companies” lists. Many of these awards are based on confidential surveys of our employees. In addition, we monitor our ability to retain our employees through our voluntary turnover rate (the percentage of our total employees who voluntarily leave our company, other than through retirement). As of December 31, 2023, our voluntary turnover rate over the last five years has averaged 3.8%, and 231 of our employees have been employed by NuStar or predecessor entities for at least 20 years.

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

We are proud of NuStar’s safety performance. Our 2023 total recordable incident rate (TRIR) of 0.55 was better than the 3.60 average most recently reported by the U.S. Bureau of Labor Statistics (BLS) for the bulk terminals industry and in line with the 0.50 average most recently reported by BLS for the pipeline transportation industry. Our 2023 days away, restricted or transferred rate (DART) of 0.39 was better than the 2.80 average most recently reported by BLS for the bulk terminals industry and in line with the 0.30 average most recently reported by BLS for the pipeline transportation industry. NuStar also participates in the Occupational Safety and Health Administration’s (OSHA) Voluntary Protection Program (VPP), which promotes effective worksite health and safety. Achieving VPP Star status requires rigorous OSHA review and audit, and requires recertification every three to five years. As of December 31, 2023, approximately 92% of our eligible U.S. terminals have attained VPP Star status. NuStar also has received the International Liquids Terminals Association’s Safety Excellence Award 13 times.

Sustainability Report
We publish a Sustainability Report, which covers topics similar to those described above, including our guiding principles; operations and economic impact; environmental and safety programs; sustainability; renewable fuels-related services; policies and statistics (including greenhouse gas emissions disclosures); employee development and training; diversity and inclusion; community involvement and development; recent awards; risk management; cybersecurity; and governance. Our Sustainability Report can be viewed at https://sustainability.nustarenergy.com. Our Sustainability Report and the information contained on our website are not part of this Annual Report on Form 10-K, are not “soliciting materials,” are not deemed filed with the SEC and are not to be incorporated by reference into any of NuStar Energy’s filings under the Securities Act of 1933 or the Securities Act of 1934, as amended, respectively.

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

ENVIRONMENTAL, HEALTH, SAFETY AND SECURITY REGULATION

Our operations are subject to extensive international, federal, state and local environmental laws and regulations, in the U.S. and in Mexico, including those relating to the discharge of materials into the environment, waste management, remediation, the characteristics and composition of fuels, climate change and greenhouse gases. In 2023, our capital expenditures attributable to compliance with environmental regulations were $5.5 million, and we currently project environmental regulatory compliance spending of approximately $12.5 million in 2024.

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

We take proactive steps to protect our company, systems and data from cyberattacks. See Item 1C. “Cybersecurity” for our cybersecurity considerations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides further information on our accounting policies that involve critical accounting estimates due to judgments made by management and the sensitivity of these estimates to deviations of actual results from management’s assumptions. The critical accounting estimates should be read in conjunction with Note 2 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data,” which summarizes our significant accounting policies.
Impairment of Long-Lived Assets
We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We evaluate recoverability using undiscounted estimated net cash flows generated by the related asset or asset group. If the results of that evaluation indicate that the undiscounted cash flows are less than the carrying amount of the asset (i.e., the asset is not recoverable), we perform an impairment analysis. If our intent is to hold the asset for continued use, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. If our intent is to sell the asset, and the criteria required to classify an asset as held for sale are met, we determine the amount of impairment as the amount by which the net carrying amount exceeds its fair value less costs to sell.

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
Impairment of Goodwill
We perform an assessment of goodwill annually or more frequently if events or changes in circumstances warrant. We have the option to first perform a qualitative annual assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. A qualitative assessment includes, among other things, industry and market considerations, overall financial performance, other entity-specific events and events affecting individual reporting units. If, after assessing the totality of events or circumstances for each reporting unit, we determine that it is more likely than not that the carrying value exceeds its fair value, then we would perform a quantitative impairment test for that reporting unit.

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

We calculate the estimated fair value of each of our reporting units using a weighted average of values calculated using an income approach and a market approach. The income approach involves estimating the fair value of each reporting unit by discounting its estimated future cash flows using a discount rate, consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data for comparable entities. Our fair value estimates are sensitive to typical valuation assumptions, particularly our estimates for the weighted-average cost of capital used for the income approach and the guideline public company and guideline transaction multiples used for the market approach.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for a discussion of new accounting pronouncements.

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

ITEM 1A.    RISK FACTORS

RISKS RELATED TO SUNOCO’S PROPOSED ACQUISITION OF NUSTAR
The Merger is subject to a number of conditions to the obligations of both NuStar and Sunoco to complete the Merger, including approval by NuStar’s common unitholders and regulatory clearance, which may impose unacceptable conditions or could delay completion of the Merger or result in termination of the Merger Agreement.
On January 22, 2024, NuStar entered into a definitive agreement (the Merger Agreement), whereby Sunoco will acquire NuStar in an all-equity transaction (the Merger). The respective obligations of each of NuStar and Sunoco to consummate the Merger are subject to the satisfaction at or prior to the closing of numerous conditions, including, among other things, approval by NuStar’s common unitholders, the absence of any law or order prohibiting the consummation of the Merger, and the expiration or termination of the waiting period (and any extension of such period) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Many of the conditions to the completion of the Merger are not within either NuStar’s or Sunoco’s control, and NuStar cannot predict when, or if, these conditions will be satisfied. Furthermore, the requirement for obtaining the required regulatory clearances could delay the completion of the Merger for a significant period of time or prevent it from occurring. Regulators may seek to enjoin the completion of the Merger, seek divestiture of substantial assets of the parties, or require the parties to license, or hold separate, assets or terminate existing relationships and contractual rights.

Failure to complete the Merger could negatively impact the price of our units and have a material adverse effect on our results of operations, cash flows and financial position.
If the Merger is not completed for any reason, including as a result of failure to obtain all requisite regulatory and unitholder approvals, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative unit price impacts;
•we may experience negative reactions from commercial and business partners; and
•we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, and printing fees.

In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay Sunoco a termination fee of approximately $90.3 million.

If the Merger is not completed, the risks described above may materialize and they may have a material adverse effect on our results of operations, cash flows, financial position, and the price of our publicly-traded units.

The announcement and pendency of the Merger may adversely affect our business, financial results and operations.
Whether or not the Merger is completed, its announcement and pendency could cause disruptions to our business, including:
•uncertainties associated with the Merger may cause us to lose management personnel and other key employees, which could adversely affect our future business and operations following the Merger;
•our business relationships may be subject to disruption due to uncertainty associated with the Merger, which could have a material adverse effect on our results of operations, cash flows, and financial position;
•matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may result in the distraction of our management from ongoing business operations and pursuing other opportunities that could be beneficial to us; and
•the Merger Agreement places certain restrictions on how we conduct our operations, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued.

Sunoco may fail to realize the anticipated benefits of the Merger and fail to successfully integrate the businesses and operations of the parties in the expected time frame.
The success of the Merger, and the value that our common unitholders who receive Sunoco common units following the Merger will realize, depends on, among other things, the successful combination of NuStar’s and Sunoco’s businesses in a manner that realizes anticipated synergies and benefits and meets or exceeds the forecasted stand-alone cost savings anticipated by the combined business. If the combined business is not able to successfully achieve these synergies, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. If the transaction closes, it is possible that the integration process could result in the loss of key NuStar employees or key Sunoco employees, the loss of customers, providers, vendors, or business partners, the disruption of either or both parties’ ongoing businesses, inconsistencies in standards, controls, procedures, and policies, potential unknown liabilities and unforeseen expenses, delays, or regulatory conditions associated with and following completion of the Merger, or higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

In addition, at times the attention of certain members of our management team and resources may be focused on the completion of the Merger and planning the anticipated integration, and diverted from day-to-day business operations or other opportunities that may have been beneficial to NuStar, which may disrupt our ongoing business and the operations of the combined business.

We may be subject to litigation challenging the Merger, and an unfavorable judgment or ruling in any such lawsuits could prevent or delay the consummation of the Merger and/or result in substantial costs.
Lawsuits related to the Merger may be filed against us, Sunoco, and our respective affiliates, directors and officers. If dismissals are not obtained or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and/or result in substantial costs to us.

RISKS RELATED TO OUR BUSINESS
Changes in price levels could negatively impact our revenue, our expenses, or both, which could adversely affect our financial position, results of operations and cash flows.
The operation of our assets and the execution of capital projects require significant expenditures for labor, materials, property, equipment and services. As a result, such costs may increase during periods of high inflation, including as a result of rising commodity prices, supply chain disruptions and tight labor markets. Recent inflationary pressures affecting the general economy and the energy industry have increased our expenses and capital costs, and those costs may continue to increase. While we expect our pipeline systems to benefit from the positive revenue impact of our tariff indexation increases, we may not be able to pass all of these increased costs to our customers in the form of higher fees for our services, and, if so, our revenues and operating margins would be negatively impacted. Prior to adjustments to applicable rates, material cost increases may affect our operating margins, even if margins in subsequent periods may be normalized following applicable rate adjustments. Accordingly, increased costs during periods of high inflation that are not passed through to customers or offset by other factors may have a material adverse effect on our financial position, results of operations and cash flows.

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
•fluctuations in interest rates on our variable rate debt instruments and preferred units;
•adjustments in cash reserves made by our board of directors, in its discretion;
•availability of and access to equity capital and debt markets; and
•the sources of cash used to fund our acquisitions, if any.

Moreover, the total amount of cash that we have available for distribution to common unitholders is further reduced by the required distributions with respect to our preferred units. The factors listed above, which may be further impacted by public health crises, international conflicts, actions of oil-producing nations and other factors beyond our control, may reduce our available cash to such an extent that we are unable to pay distributions at the current level or at all in a given quarter. Cash distributions to our unitholders depend primarily upon our cash flows, including cash flows from reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. In other words, we may be able to make cash distributions during periods in which we record net losses and may not be able to make cash distributions during periods in which we record net income.

Extended periods of reduced demand for or supply of crude oil, refined products, renewable fuels and anhydrous ammonia could have an adverse impact on our results of operations, cash flows and ability to make distributions to our unitholders.
Our business is ultimately dependent upon the demand for and supply of the crude oil, refined products, renewable fuels and anhydrous ammonia we transport in our pipelines and store in our terminals. Market prices for these products are subject to wide fluctuation in response to changes in global and regional supply and demand that are beyond our control. Increases in the price of crude oil may result in a lower demand for refined products that we transport, store and market, including fuel oil, while sustained low prices may lead to reduced production in the markets served by our pipelines and storage terminals.

Any sustained decrease in demand for crude oil, refined products, renewable fuels or anhydrous ammonia in the markets our pipelines and terminals serve that extends beyond the expiration of our existing throughput and deficiency agreements could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and impair our ability to make distributions to our unitholders. Factors that tend to decrease market demand include:
•a recession, high interest rates, inflation or other adverse economic conditions that result in lower spending by consumers on gasoline, diesel and travel;
•events that negatively impact global economic activity, travel and demand generally;
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
•an increase in the market price of crude oil that increases refined product prices, which may reduce demand for refined products and increase demand for alternative products; and
•adverse weather events resulting in decreased corn acres planted, which may reduce demand for anhydrous ammonia.

Similarly, any sustained decrease in the supply of crude oil, refined products, renewable fuels or anhydrous ammonia in markets we serve could result in a significant reduction in throughputs in our pipelines and storage in our terminals, which would reduce our cash flows and undermine our ability to make distributions to our unitholders. Factors that tend to decrease supply and, by extension, utilization of our pipelines and terminals include:
•prolonged periods of low prices for crude oil and refined products that result in decreased exploration and development activity and reduced production in markets served by our pipelines and storage terminals;
•macroeconomic forces affecting, or actions taken by, oil and gas producing nations that impact the supply of and prices for crude oil and refined products;
•a lack of drilling services, equipment or skilled personnel available to producers to accommodate production needs;
•changes in laws, regulations, sanctions or taxation that directly or indirectly delay supply or production or increase the cost of production of refined products; and
•political unrest or hostilities, activist interference and the resulting governmental response thereto.

Failure to retain or replace current customers and renew existing contracts on comparable terms to maintain utilization of our pipeline and storage assets at current or more favorable rates could reduce our revenue and cash flows to levels that could adversely affect our ability to make quarterly distributions to our unitholders.
Our revenue and cash flows are generated primarily from our customers’ payments of fees under throughput contracts and storage agreements. Failure to renew existing contracts or enter into new contracts on acceptable terms or a material reduction in utilization under existing contracts results from many factors, including:
•sustained low crude oil prices;
•a material decrease in the supply or price of crude oil;
•a material decrease in demand for refined products, renewable fuels or anhydrous ammonia in the markets served by our pipelines and terminals;
•political, social or economic instability in the United States or another country that has a detrimental impact on our customers and our ability to conduct our operations;
•competition for customers from companies with comparable assets and capabilities;
•scheduled turnarounds or unscheduled maintenance at refineries or production facilities of customers we serve;
•operational problems or catastrophic events affecting our assets or the customers we serve;
•environmental or regulatory proceedings or other litigation that compel the cessation of all or a portion of the operations of our assets or those of the customers we serve;
•increasingly stringent environmental, health, safety and security regulations;

•a decision by our current customers to redirect products transported in our pipelines or stored in our terminals to markets not served by our pipelines or terminals, or to transport or store crude oil, refined products or anhydrous ammonia by means other than our pipelines or storage terminals; and
•a decision by our current customers to shut down, limit operations of or sell one or more of the refineries/production facilities we serve to a purchaser that elects not to use our pipelines or terminals.

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

Our future financial and operating flexibility may be adversely affected by our significant leverage, any future downgrades of our credit ratings, restrictions in our debt agreements and conditions in the financial markets beyond our control.
As of December 31, 2023, our consolidated debt was $3.4 billion, and we have the ability to incur more debt. In addition to any potential direct financial impact of our debt, a material increase to our debt or other adverse financial factors would likely be viewed negatively by credit rating agencies, which could result in ratings downgrades, increased costs or inability for us to access the capital markets, an increase in interest rates on amounts borrowed under our Revolving Credit Agreement and an increase in certain fees under our Receivables Financing Agreement.

Certain affirmative and restrictive covenants in our debt agreements and other debt service obligations may adversely affect our future financial and operating flexibility. Our Revolving Credit Agreement contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities. For example, we must maintain a Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) that does not exceed 5.00-to-1.00 and a minimum Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) of at least 1.75-to-1.00. Failure to comply with any of the restrictive covenants or the maximum consolidated debt coverage ratio or minimum consolidated interest coverage ratio requirements would constitute an Event of Default (as defined in our Revolving Credit Agreement) and could result in acceleration of our obligations under our Revolving Credit Agreement and potentially other agreements. Our Receivables Financing Agreement, senior notes and other debt obligations also contain various customary affirmative and negative covenants, default, indemnification and termination provisions, which provide for acceleration of amounts owed upon the occurrence of certain specified events. Future financing agreements we may enter into may contain similar or more restrictive covenants and ratio requirements than those we have negotiated for our current debt agreements.

Our debt service obligations, restrictive covenants, ratio requirements and maturities may adversely affect our ability to finance future operations, pursue acquisitions, fund our capital needs and pay cash distributions to our unitholders. For example, upon the occurrence of specified events under certain of our debt agreements, we would be prohibited from making cash distributions to our unitholders. In addition, this leverage may make our results of operations more susceptible to adverse economic or operating conditions, limit our flexibility in planning for, or reacting to, changes in our business and industry and place us at a competitive disadvantage compared to competitors with proportionately less indebtedness.

Our ability to service our debt will depend on, among other things, our future financial and operating performance and our ability to access the capital markets, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our indebtedness and we are unable to access the capital markets or otherwise refinance our indebtedness, we may be required to reduce our distributions, reduce or delay our business activities, investments or capital expenditures, sell assets or issue additional equity, which could materially and adversely affect the trading price of our units, as well as, our financial condition, results of operations, cash flows and ability to make distributions to unitholders.

Changes in interest rates could adversely affect our business, access to credit and capital markets, and the trading price of our units.
We have significant exposure to increases in interest rates through variable rate provisions in certain of our debt instruments and our Series A, Series B and Series C Preferred Units. At December 31, 2023, we had approximately $3.4 billion of consolidated debt, of which $2.6 billion was at fixed interest rates and $0.8 billion was at variable interest rates. The distribution rates on our Series A, Series B and Series C Preferred Units have converted from fixed to floating rates. Our results of operations, cash flows and financial position could be materially adversely affected by significant changes in interest rates and uncertainty regarding the floating rates referenced in our variable rate debt instruments and preferred units could adversely affect the value of those financing arrangements. Please see “Quantitative and Qualitative Disclosures about Market Risk” for discussion of our market risk related to interest rates.

We plan to self-fund all of our expenses, distribution requirements and capital expenditures for 2024 using internally generated cash flows as we did for the full-years 2023, 2022 and 2021. An increase in interest rates may have a negative impact on our ability to access the capital markets, refinance existing debt or incur new debt at economically attractive rates, which could adversely affect our future growth by limiting our operational and financial flexibility.

Moreover, the market price of master limited partnership units, like other yield-oriented securities, may be affected by, among other factors, implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, increases or decreases in interest rates may affect whether or not certain investors decide to invest in master limited partnership units, including ours. A rising interest rate environment could have an adverse impact on our unit price and impair our ability to issue additional equity, incur new debt to fund growth, satisfy our existing debt obligations or pay distributions to our unitholders.

Our inability to develop, fund and execute growth projects and acquire new assets could limit our ability to maintain and grow quarterly distributions to our unitholders.
Our ability to maintain and grow our distributions to unitholders depends on the growth of our existing businesses and strategic acquisitions. Decisions regarding new growth projects rely on numerous estimates, including, among other factors, the ability to secure a commitment from a customer that sufficiently exceeds our cost of capital to justify the project cost, predictions of future demand for our services, future supply shifts, crude oil or anhydrous ammonia production estimates, commodity price environments, economic conditions, both domestic and foreign, and potential changes in the financial condition of our customers. Our predictions of such factors could cause us to forego certain investments and to lose opportunities to competitors who make investments based on different predictions or have greater access to financial resources. In addition, volatile market conditions have caused us to reevaluate the estimates underlying certain planned projects and delay the timing of certain projects until conditions improve. If we are unable to develop and execute expansion projects, implement business development opportunities, acquire new assets and finance such activities on economically acceptable terms, our future growth will be limited, which could have a significant adverse impact on our results of operations and cash flows and, accordingly, result in reduced distributions over time.

Failure to complete capital projects as planned may adversely affect our financial condition, results of operations and cash flows.
While we incur financing costs during the planning and construction phases of our projects, a project does not generate expected operating cash flows until it is at least substantially completed, if at all. Additionally, our forecasted operating results from capital spending projects are based on future market fundamentals that are not within our control, including changes in general economic conditions, the supply and demand of crude oil, refined products, renewable fuels and anhydrous ammonia, availability to our customers of attractively priced alternative solutions for storage, transportation or supplies of crude oil, refined products, renewable fuels and anhydrous ammonia and overall customer demand. As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved or could be delayed. In turn, this could have a negative impact on our results of operations and cash flow and our ability to make cash distributions to our unitholders.

Although we evaluate and monitor each capital spending project and try to anticipate difficulties that may arise, unforeseen circumstances may adversely affect our ability to complete such projects as planned, if at all. Delays or cost increases arise as a result of many factors that are beyond our control, including:
•adverse economic conditions;
•market-related increases in a project’s debt or equity financing costs;
•severe adverse weather conditions, natural disasters (such as extreme temperatures, hurricanes, tornadoes, storms, floods and earthquakes) or other events (such as equipment malfunctions, explosions, fires, spills or public health events) affecting our facilities or employees;
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

Any of the above factors may also adversely affect the facilities, operations or employees of counterparties, vendors, suppliers, contractors, sub-contractors or other third parties involved with our projects, which could result in non-performance or delay by, or disputes with, such parties.

We compete with other midstream service providers, including certain major energy and chemical companies, that possess, or have greater financial resources to acquire, assets better suited to meet customer demand, which could undermine our ability to obtain and retain customers or reduce utilization of our assets, which could adversely affect our revenues and cash flows, thereby reducing our ability to make our quarterly distributions to unitholders.
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
Our operations and those of our customers and suppliers are subject to operational hazards and unforeseen interruptions due to adverse weather conditions, natural disasters (such as heat waves, freezing temperatures, hurricanes, tornadoes, storms, floods and earthquakes), accidents, fires, explosions, hazardous materials releases, mechanical failures, cyberattacks, acts of terrorism and other events beyond our control. These events have, and may in the future, result in a loss of life or equipment, injury or extensive property or environmental damage, as well as an interruption in our operations or those of our customers or suppliers. Additionally, our pipelines, terminals and storage assets are generally long-lived assets, and some have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. If any of our facilities, or those of our customers or suppliers, suffer significant damage or are forced to shut down for a significant period of time, it may have a material adverse effect on our results of operations and our financial condition as a whole.

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

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, vendors or other counterparties reduces our revenues and increases our expenses, and any significant level of nonpayment or nonperformance could have a negative impact on our ability to conduct our business, operating results, cash flows and our ability to service our debt obligations and make distributions to our unitholders.
Weak and volatile economic conditions and widespread financial stress may reduce the liquidity of our customers, vendors or other counterparties, making it more difficult for them to meet their obligations to us. We are therefore subject to risks of loss resulting from nonpayment or nonperformance by our customers to whom we extend credit. Financial problems encountered by our customers limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In addition, nonperformance by vendors or their subcontractors, who have committed to provide us with critical products or services, increases our costs and could result in significant disruptions or interfere with our ability to successfully conduct our business. Although we attempt to mitigate our risk through warehouseman’s liens and other security protections, we cannot fully eliminate counterparty credit risks. Any substantial increase in the nonpayment or nonperformance by our customers, vendors or other counterparties, or our inability to enforce our liens and other security protections, could have a material adverse effect on our results of operations, cash flows and ability to make distributions to our unitholders.

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

Like other companies, we recognize that, despite our security measures, we remain subject to cybersecurity incidents due to attacks from a variety of external threat actors, internal employee error or malfeasance and cybersecurity incidents suffered by our service providers, vendors or customers. In addition, some of our employees and those of our service providers, vendors and customers may travel or work from home or other remote-work locations, where cybersecurity protections may be less robust and cybersecurity procedures and safeguards may be less effective. Moreover, certain attacker techniques and goals, such as surveillance, intelligence gathering or extended reconnaissance, may remain undetected for an extended period of time, which can increase the breadth and negative impact of an incident. A significant failure, compromise, breach or interruption in our systems or those of third parties critical to our operations could result in a disruption of our operations; physical damage to our assets or the environment; physical, financial, or other harm to employees or others; safety incidents; damage to our reputation; loss of customers or revenues; increased costs for remedial actions; and potential litigation or regulatory fines. Failures, interruptions and similar events that result in the loss or improper disclosure of information maintained in our systems and networks or those of our vendors, including personnel, customer and vendor information, have in the past and may in the future require reporting under relevant contractual obligations and laws and regulations protecting personal data and privacy and could also subject us to litigation or other liability under relevant contractual obligations, laws and regulations. Our financial results could also be adversely affected if our systems are breached or an employee, vendor or customer causes our systems to fail, either as a result of inadvertent error or deliberate tampering with or manipulation of our systems.

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

Disputes regarding a failure to maintain product quality specifications or other claims related to the operation of our assets and the services we provide to our customers may result in unforeseen expenses and could result in the loss of customers.
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

Climate change, fuels legislation and other regulatory initiatives restricting emissions of “greenhouse gases” may decrease demand for some of the products we store, transport and sell, increase our operating costs or reduce our ability to expand our facilities.
Climate change laws or regulations enacted by the United States and other political bodies that increase costs, reduce demand or otherwise impede our operations, could, directly or indirectly, have an adverse effect on our business. Legislative and regulatory initiatives in the United States, as well as international efforts, have attempted to and will continue to address climate change and control or limit emissions of greenhouse gases. For example, the United States is now a party to the Paris Agreement and has established an economy-wide target of reducing its net greenhouse gas emissions by 50-52 percent below 2005 levels in 2030 and achieving net zero greenhouse gas emissions economy-wide by no later than 2050. The United States has also established a goal to reach 100 percent carbon emissions-free electricity by 2035. Furthermore, many state and local leaders have stated their intent to increase efforts to control or limit emissions of greenhouse gases. Specifically, certain regulatory changes have restricted, and future changes could restrict, our ability to expand our operations and have increased, and in the future could increase, our costs to operate and maintain our existing facilities by requiring that we measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our emissions, pay taxes or fees related to our emissions or administer and manage an emissions program, among other things. The passage of climate change legislation and interpretation and action of federal and state regulatory bodies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce volumes available to us for transportation and storage. These developments could have adverse effects on our business, financial position, results of operations and prospects.

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
Our business plans are based upon the assumption that public sentiment and the regulatory environment will continue to enable the future development, transportation and use of carbon-based fuels. Negative public perception of the industry in which we operate and the influence of environmental activists and initiatives aimed at limiting climate change could interfere with our business activities, operations and access to capital. Activists concerned about the potential effects of climate change have directed their attention towards sources of funding for fossil fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital reducing or ceasing lending to or investing in companies in the fossil fuel energy industry, such as us. Having a more limited pool of lenders and investors has resulted in an increase in costs to raise capital, a decrease in the availability of new funding and a diminished ability to refinance existing debt at favorable rates for businesses such as ours, which could have a material adverse effect on our ability to meet our future capital needs, satisfy our debt obligations or pay distributions to our unitholders.

Members of the lending and investment communities are also increasing their focus on sustainability practices, including practices related to greenhouse gas emissions and climate change, in the energy industry. Additionally, some members of the lending and investment communities screen companies such as ours for sustainability performance before lending to us or investing in our units. In response to the increasing pressure regarding sustainability disclosures and practices, we and other companies in our industry publish sustainability reports that are made available to lenders and investors. Such reports are used by some lenders and investors to inform their lending, investment and voting decisions, and we may continue to face increasing pressure regarding sustainability practices and disclosures. Unfavorable sustainability ratings by organizations that provide such information to investors may lead to increased negative lender and investor sentiment toward us or our customers and to the diversion of capital to other industries, which would have a negative impact on our unit price and/or our access to and costs of capital. Such negative sentiment regarding our industry could influence consumer preference and decrease demand for the products we transport and store and may result in increased regulatory scrutiny, which could then result in additional laws, regulations, guidelines and enforcement interpretations, at the federal, state or local level. These actions may cause operational delays or restrictions, increased operating costs, additional regulatory burdens and increased risk of litigation.

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

Legislative action and regulatory initiatives have resulted in, and could in the future result in, changes to operating permits, imposition of carbon taxes or methane fees, material changes in operations, increased capital expenditures and operating costs, increased costs of the goods we transport and/or decreased demand for products we handle. Future impacts cannot be assessed with certainty at this time. Required expenditures to modify operations or install pollution control equipment or release prevention and containment systems or other environmental, health, safety or security measures could materially and adversely affect our business, financial condition, results of operations and liquidity if these expenditures, as with all costs, are not ultimately reflected in the tariffs and other fees we receive for our services.

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
Our facilities operate under a number of federal, state and local permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. These limits and standards require a significant amount of monitoring, recordkeeping and reporting in order to demonstrate compliance with the underlying permit, license or approval. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. In addition, public protest, political activism and responsive government intervention have made it more difficult for energy companies to acquire the permits required to complete planned infrastructure projects. A decision by a government agency to deny or delay issuing a new or renewed permit, license or approval, or to revoke or substantially modify an existing permit, license or approval, or to impose additional requirements on the renewal could have a material adverse effect on our ability to continue or expand our operations and on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Certain of our interstate common carrier pipelines are subject to regulation by the FERC and the Surface Transportation Board, which could have an adverse impact on our ability to recover the full cost of operating our pipelines and the revenue we are able to receive from those operations.
Pursuant to the Interstate Commerce Act (ICA) and various other laws, the FERC regulates tariff rates and terms and conditions of service for interstate crude oil and refined products movements on common carrier pipelines. The FERC requires that these rates be just and reasonable and not unduly discriminatory with respect to any shipper. The FERC or shippers may challenge required pipeline tariff filings, including rates and terms and conditions of service. Further, other than for rates set under market-based rate authority, if a new rate is challenged by protest and investigated by the FERC, the FERC may require amounts refunded where such amounts were collected in excess of the deemed just and reasonable rate. In addition, shippers may challenge by complaint tariff rates and terms and conditions of service even after they take effect, and the FERC may order a carrier to change its rates prospectively to a just and reasonable level. A complaining shipper also may obtain reparations for damages sustained during the two years prior to the date of the complaint.

We are able to use various FERC-authorized rate change methodologies for our interstate pipelines, including indexed rates, cost-of-service rates, market-based rates and negotiated rates. Typically, we adjust our rates annually in accordance with the FERC indexing methodology, which currently allows a pipeline to change its rates within prescribed ceiling levels that are tied to an inflation index. It is possible that the index may result in negative rate adjustments in some years, or that changes in the index might not be large enough to fully reflect actual increases in our costs. The FERC’s indexing methodology is subject to review and revision every five years, with the most recent five-year review occurring in 2020. On December 17, 2020, the FERC established the index level for the five-year period commencing July 1, 2021, which will end on June 30, 2026, at the Bureau of Labor’s producer price index for finished goods (PPI-FG) plus 0.78%. On January 20, 2022, the FERC granted rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21%, effective March 1, 2022 through June 30, 2026. The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022, which could result in a further change to the index. The FERC has granted us authority to charge market-based rates on some of our pipelines, which are not subject to cost-of-service or indexing constraints. If we were to lose market-based rate authority, however, we could be required to establish rates on some other basis, such as cost-of-service, which could reduce our revenues and cash flows. Additionally, competition constrains our rates in various markets, which may force us to reduce certain rates to remain competitive.

Pursuant to the ICC Termination Act of 1995 (ITA), the Surface Transportation Board (STB) regulates interstate pipelines carrying products other than gas, oil or water, including the anhydrous ammonia we transport. Unlike the ICA, which allows the FERC to investigate a carrier’s rates on its own initiative, ITA prescribes the STB may only investigate issues in response to complaints by shippers and other interested parties. Further, carriers are not required by the ITA or the STB to report rates charged to transport anhydrous ammonia or other commodities, and the STB does not routinely collect such information. Adverse changes in the FERC’s or STB’s rate change methodologies or challenges to our rates that result in significant damages could negatively affect our cash flows, results of operations and our ability to make distributions to our unitholders.

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

Increases in power prices could adversely affect operating expenses and our ability to make distributions to our unitholders.
Power costs constitute a significant portion of our operating expenses. For the year ended December 31, 2023, our power costs equaled approximately $48.2 million, or 13% of our operating expenses for the year. We use mainly electric power at our pipeline pump stations and terminals, and such electric power is furnished by various utility companies. Requirements for utilities to use less carbon intensive power or to add pollution control devices also could cause our power costs to increase and our cash flows may be adversely affected, which could adversely affect our ability to make distributions to our unitholders.

We may be adversely affected by changes in the method of determining the London Interbank Offering Rate (LIBOR) or the replacement of LIBOR with an alternative reference rate, such as the Secured Overnight Financing Rate (SOFR).
The publication of non-U.S. dollar LIBOR rates ceased after publication on December 31, 2021 and the publication of U.S. dollar LIBOR rates for the most common tenors (overnight and one, three, six and twelve months) is ceased after publication on June 30, 2023. In addition, in March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. This law provides a statutory fallback mechanism to replace LIBOR with a benchmark rate that is selected by the Federal Reserve Board and based on SOFR for certain contracts that reference LIBOR without adequate fallback provisions providing for a clearly defined replacement benchmark. On December 16, 2022, the Federal Reserve Board adopted a final rule to implement the LIBOR Act and established benchmark rates based on SOFR to replace LIBOR contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR after June 30, 2023. The regulations include provisions that (i) provide a mechanism for the automatic replacement of LIBOR with the benchmark rate selected by the Federal Reserve Board; (ii) clarify who may contractually select a benchmark replacement for LIBOR; and (iii) ensure that contracts transitioning to the replacement benchmark rate selected by the Federal Reserve Board will not be interrupted or terminated following the replacement of LIBOR. On June 30, 2023, the publication of U.S. dollar LIBOR rates ceased and, beginning with the distribution period starting on September 15, 2023, the distribution rates on our Series A, Series B and Series C preferred units converted from a floating rate based on three-month LIBOR to three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%, in accordance with the guidance and the applicable rules and regulations governing such transition. The consequences of the transition away from LIBOR and the use of SOFR cannot be entirely predicted but could include an increase in the cost of our variable-rate indebtedness, our Series A, Series B and Series C preferred units and other commercial arrangements tied to LIBOR.

An impairment of goodwill or long-lived assets could reduce our earnings.
As of December 31, 2023, we had $0.7 billion of goodwill and $3.8 billion of long-lived assets, including property, plant and equipment, net and intangible assets, net. GAAP requires us to test both goodwill and long-lived assets for impairment when events or circumstances occur indicating that either goodwill or long-lived assets might be impaired and, in the case of goodwill, at least annually. Any event that causes a reduction in demand for our services could result in a reduction of our estimates of future cash flows and growth rates in our business, which could cause us to record an impairment charge to reduce the value of goodwill. Similarly, any event or change in circumstances that causes the carrying value of our long-lived assets to no longer be recoverable may require us to record an impairment charge to reduce the value of our long-lived assets. If we determine that either our goodwill or our long-lived assets are impaired, the resulting charge will reduce earnings and partners’ capital.

RISKS INHERENT IN AN INVESTMENT IN US
As a master limited partnership, we do not have the same flexibility that corporations and other business organizations may have to accumulate cash and prevent illiquidity in the future, which may limit our growth.
Unlike a corporation, our partnership agreement requires us to make quarterly distributions to our common unitholders of all available cash, after taking into account reserves for commitments and contingencies, including growth and other capital expenditures and operating costs, debt service requirements and payments with respect to our preferred units. We are therefore more likely than those organizations to require issuances of additional debt and equity securities to finance our growth plans, meet unforeseen cash requirements and service our debt and other obligations. To the extent we issue additional units, the payment of distributions on those additional units may increase the risk that we will be unable to maintain our current per unit distribution level and the value of our common units and other limited partner interests may decrease in correlation with any reduction in our cash distributions per unit. Accordingly, if we experience a liquidity shortage in the future, we may not be able to issue additional equity to recapitalize.

Unitholders have limited voting rights, and our partnership agreement restricts the voting rights of certain unitholders owning 20% or more of any class of our units.
Unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders’ voting rights are further restricted by a provision in our partnership agreement providing that units held by certain persons that own 20% or more of any class of units then outstanding cannot vote on any matter without the prior approval of our general partner.

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

In addition, our partnership agreement requires that unitholders vote as a separate class with all other series of our equally ranked securities that may be issued and possess similar voting rights. As a result, the voting rights of holders of our preferred units may be significantly diluted, and the holders of such future securities of equal rank may be able to control or significantly influence the outcome of any vote with respect to which the holders of our preferred units are entitled to vote. Our partnership agreement contains limited protections for the holders of our preferred units in the event of a transaction, including a merger, sale, lease or conveyance of all or substantially all of our assets or business, which might adversely affect the holders of our preferred units.

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
Our preferred units rank senior to our common units with respect to distribution rights and rights upon liquidation. If we do not pay the required distributions on our preferred units, we will be unable to declare or pay distributions on our common units. Distributions to our preferred unitholders are cumulative, so we must pay all unpaid accumulated preferred distributions before we can declare or pay any distributions to our common unitholders. Distributions to our common unitholders are not cumulative, therefore, if we do not pay distributions on our common units with respect to any quarter, our common unitholders will not be entitled to receive distributions that would have accumulated in that quarter. The preferences and privileges granted to holders of our preferred units could adversely affect the market price for our common units and could make it more difficult for us to sell our common units in the future.

If a court were to determine that a unitholder action constituted control of our business, the unitholders may lose their legal protection from liability and be required to repay distributions wrongfully distributed to them.
Our partnership agreement is governed by the laws of the State of Delaware. If a Delaware court were to determine that actions of a unitholder constituted participation in the “control” of our business, that unitholder would be held liable for our obligations to the same extent as a general partner. Under Delaware law, a general partner generally has unlimited liability for the obligations of the partnership, such as its debts and environmental liabilities, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner.

Furthermore, under Delaware law, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are nonrecourse to the partnership are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that, for a period of three years from the date of an impermissible distribution, limited partners, including a unitholder, who received such impermissible distribution and who knew at the time of the distribution that it violated Delaware law will be liable to us for the repayment of the distribution amount. Likewise, our unitholders may be required to repay impermissible distributions upon the winding up of our partnership in the event that our assets are not distributed in accordance with Delaware law and a limited partner knows at the time that the distribution violated Delaware law. If a limited partner knowingly received an impermissible distribution, then such limited partner could be liable to repay the distribution for a period of three years from the impermissible distribution under applicable Delaware law.

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

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, and possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws, which may be further interpreted by federal courts, that affect publicly traded partnerships, including elimination of partnership tax treatment for certain publicly traded partnerships.

Any changes to the federal income tax laws and interpretations thereof may be applied retroactively and any such changes that are adverse to our interests could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes. We are unable to predict whether any additional changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units or otherwise adversely affect our business, financial condition or results of operations.

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
Our ability to deduct interest paid or accrued on indebtedness properly allocable to a trade or business (business interest), may be limited in certain circumstances. Should our ability to deduct business interest be limited, the amount of taxable income allocated to our unitholders in the taxable year in which the limitation is in effect may increase. However, in certain circumstances, a unitholder may be able to utilize a portion of a business interest deduction subject to this limitation in future taxable years. Prospective unitholders should consult their tax advisors regarding the impact of this business interest deduction limitation on an investment in our units.

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

Non-U.S. unitholders will be subject to U.S. taxes and withholding on their income and gain from owning our units.
Non-U.S. unitholders are subject to U.S. federal income tax on income effectively connected with a U.S. trade or business (effectively connected income). A unitholder’s share of our income, gain, loss and deduction, and any gain from the sale or disposition of our units will generally be considered effectively connected income and subject to U.S. federal income tax. Additionally, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate.

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

Treatment of distributions on our preferred units as guaranteed payments for the use of capital is uncertain and such distributions are not eligible for the 20% deduction for qualified publicly traded partnership income.
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

Although we expect that much of our income will be eligible for the 20% deduction for qualified publicly traded partnership income (currently available for taxable years beginning after December 31, 2017, and ending on or before December 31, 2025), Treasury regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our preferred units is not eligible for the 20% deduction for qualified business income.

A holder of preferred units will be required to recognize gain or loss on a sale of preferred units equal to the difference between the amount realized by such holder and such holder’s tax basis in the preferred units sold. The amount realized generally will equal the sum of the cash and the fair market value of other property such holder receives in exchange for such preferred units. Subject to general rules requiring a blended basis among multiple partnership interests, the tax basis of a preferred unit will generally be equal to the sum of the cash and the fair market value of other property paid to acquire such preferred unit. Gain or loss recognized on the sale or exchange of a preferred unit held for more than one year generally will be taxable as long-term capital gain or loss. Because holders of preferred units will generally not be allocated a share of our items of depreciation or amortization, it is not anticipated that such holders would be required to re-characterize any portion of their gain as ordinary income as a result of the recapture rules.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
We have developed an information security program to assess, identify and manage material risks from cybersecurity threats. Our program includes policies and procedures that identify how security measures and controls are developed, implemented and maintained. We have aligned our cybersecurity program to the NIST Cybersecurity Framework and we assess our program against this standard annually. We are regulated by the Transportation Security Administration (TSA) as a pipeline infrastructure company and are required to comply with all TSA cybersecurity regulations. We use industry standard metrics to assess the criticality of software, data assets and operational technology.

We conduct periodic cyber risk assessments and assessments of our operational-technology network. We use these risk assessments together with risk-based analysis and judgment to determine which security controls to use to address identified risks. We also complete internal and external testing of software, hardware, defensive capabilities and other information security systems as advised by industry standards, and we use the test results to address identified vulnerabilities. We regularly conduct cyber threat exercises, which help us identify and address any gaps in our incident response plan. These exercises also help us practice sound decision-making skills to enhance our ability to react effectively during a material cyber event.

We rely on third-party software, third-party service providers and third-party applications to run certain aspects of our business and to aid in the development, implementation and maintenance of our security measures and controls. We regularly conduct third-party security audits and use vendor management programs to ensure that third-party software, service providers and applications comply with our vendor management program.

We consider the following factors, among others, to identify and manage material risks: (i) the likelihood of a risk occurring; (ii) the impact of a risk on us and others, including the likelihood of enforcement actions alleging potential regulatory violations, sanctions, litigation and other legal risks; and (iii) the controls we have applied to mitigate a risk’s likelihood and impact. When selecting controls, we consider the likelihood and impact of identified risks, regulatory and other legal requirements, the feasibility of implementing a control and the potential impact of a control on our operations.

We use the following controls, among others, to mitigate the material cyber risks that we face: endpoint threat detection and response (EDR), identity and access management (IAM), logging and monitoring involving the use of security information and event management (SIEM), multi-factor authentication (MFA), firewalls and intrusion detection and prevention, a vendor management program (VMP) and vulnerability and patch management.

We use third-party security firms to provide or operate certain controls and technology systems. We use third parties to conduct assessments, such as monitoring vulnerability scans and penetration testing. We address cybersecurity threats related to our third-party technology and services through several processes, including pre-acquisition due diligence, contractual obligations and performance monitoring.

We have a written incident response plan and we conduct tabletop exercises to enhance incident response preparedness. We use business continuity and disaster recovery plans to prepare for a potential disruption in the technology we rely on. We train our employees on cybersecurity awareness when they are hired and conduct additional training annually thereafter.

Our executive management team has the day-to-day responsibility of assessing and managing our overall risk exposure, and our Board of Directors oversees those efforts. We have integrated cybersecurity risk into our overall risk management systems and processes. Our full Board has direct oversight over our cybersecurity risk management. The Board interfaces regularly with management and receives periodic reports on our areas of risk, including cybersecurity. Management interacts regularly with our Cyber Risk Governance Committee (CRGC), which meets regularly and oversees the effectiveness of our cybersecurity program. We make additional disclosures regarding our assessment, identification and management of cybersecurity risks below under the caption “Governance,” and we hereby incorporate by reference those disclosures into this discussion of “Risk Management and Strategy.”

We (or third parties we rely on) may not be able to fully, continuously and effectively implement security controls as designed or intended. We use a risk-based approach and the judgment of our CRGC, management and third parties with extensive expertise in cyber risk management to determine which security controls we implement. It is possible we may not implement appropriate controls if we do not properly identify or inadvertently underestimate a particular risk. In addition, security controls, no matter how well designed or implemented, may only mitigate but not fully eliminate risks. Further, when security tools or third parties detect events, it may take us and our third parties time to analyze and understand the risks — and to determine the proper procedural steps to mitigate the effects of such risks — before we can effectively act upon the events.

Impacts of Material Risk.
Pipeline operators have faced and continue to face risks from threat actors that focus their attacks on critical infrastructure assets and disruption to operations. We also face risks from ransomware groups that steal data, encrypt systems and demand a payment. We have cybersecurity protocols and procedures in place—and we rely on third-party software, hardware and vendors—to manage critical aspects of our operations. While we have controls in place to address these risks, if these risks occur, the impact could be material, such as in the event of a cybersecurity incident causing the loss of operational control, disruption of our operations, a demand for ransomware payment or physical damage to our assets or the environment.

Additionally, in Item 1A. “Risk Factors” under the caption “Risks Related to our Business,” we discuss forward-looking cybersecurity risks that could have a material impact on us. Our disclosures in Item 1A. “Risk Factors” should be read in conjunction with this Item 1C.

Governance
Our Board of Directors has direct oversight over key risks that are broadly applicable across NuStar’s businesses, including cybersecurity risk management. At each regularly scheduled meeting of the Board, the Board receives reports from our President and Chief Executive Officer (CEO) and Senior Vice President–Chief Information Officer and Controller (CIO) regarding our cybersecurity program. These reports include (i) regulatory updates, which include information on regulatory initiatives promulgated by governmental agencies and our compliance with such initiatives, and (ii) quarterly metrics and data, which include information on employee training, threats, incidents, preventive practices (e.g., patch installation), tabletop exercises, cybersecurity policies and cybersecurity program resources, risks and controls.

Our CIO is the management position with primary responsibility for the development, operation and maintenance of our information security program. He reports directly to our CEO. Certain of the CIO’s direct reports have extensive expertise in the area of cyber risk management.

Our CRGC is composed of management representatives from key functions across our company. Our CIO serves as the Chair of the CRGC. The CRGC meets regularly and oversees the effectiveness of our cybersecurity program. The CRGC operates to deliver management-level oversight of cybersecurity matters. The CRGC reports regularly to our executive management team. The Chair of our CRGC reports regularly to our Board of Directors.

We use governance, risk and compliance tools to assess, identify and manage cybersecurity risks. To address potential cybersecurity events, we have developed an incident response plan that defines protocols and processes for effectively managing our response to an event, including protocols for the escalation of critical information to management, key company personnel and the Board.

ITEM 3.    LEGAL PROCEEDINGS

We incorporate by reference into this Item 3. our disclosures in Note 14 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” under the caption, “Contingencies.”

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Series A, B and C Preferred Units
Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively the Series A, B and C Preferred Units) is shown below:

Units	Units Issued and Outstanding as of December 31, 2023	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference Per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR(a) plus 6.88%
(a)Beginning with the distribution period from September 15, 2023 to December 14, 2023, LIBOR was replaced with the corresponding CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%.

Common Units
Our common units are listed and traded on the New York Stock Exchange under the symbol “NS.” At the close of business on February 7, 2024, we had 344 holders of record of our common units.

Our partnership agreement requires that we distribute all Available Cash to our common limited partners each quarter. Available Cash is generally defined in the partnership agreement as all cash receipts less cash disbursements, including distributions to our preferred unit holders, and cash reserves established by our general partner, in its sole discretion.

See Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Series A, B and C Preferred Units and common units.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among NuStar Energy L.P., the S&P 500 Index
and Alerian MLP Index

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
NuStar Energy L.P.
S&P 500 Index
Alerian MLP Index

*An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common units and in each of the indexes on December 31, 2018, and its relative performance is tracked through December 31, 2023.

	As of December 31,
	2018	2019	2020	2021	2022	2023
NuStar Energy L.P.	$100.00	$135.03	$84.77	$103.03	$114.84	$147.51
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Alerian MLP Index	100.00	106.56	75.99	106.51	139.44	176.47

Sales of Unregistered Securities
During the fourth quarters of 2022 and 2021, NuStar Energy issued an aggregate of 3,120 common units and 5,509 common units, respectively, in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, upon the vesting of outstanding awards under a long-term incentive plan.

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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	December 31, 2023
	Expected Maturity Dates
	2024	2025	2026	2027	2028	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$600,000	$500,000	$550,000	$—	$922,140	$2,572,140	$2,595,857
Weighted-average rate	—	5.8%	6.0%	5.6%	—	6.3%	6.0%	—
Variable-rate debt	$—	$—	$69,800	$343,000	$—	$402,500	$815,300	$830,450
Weighted-average rate	—	—	7.0%	8.0%	—	12.4%	10.1%	—

	December 31, 2022
	Expected Maturity Dates
	2023	2024	2025	2026	2027	There- after	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$—	$600,000	$500,000	$550,000	$922,140	$2,572,140	$2,478,720
Weighted-average rate	—	—	5.8%	6.0%	5.6%	6.3%	6.0%	—
Variable-rate debt	$—	$—	$300,900	$—	$—	$402,500	$703,400	$690,944
Weighted-average rate	—	—	6.7%	—	—	10.8%	9.0%	—

Series A, B and C Preferred Units
Distributions on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively the Series A, B and C Preferred Units) are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on these units converted to a floating rate on December 15, 2021, June 15, 2022 and December 15, 2022, respectively. Based upon the 9,060,000 Series A Preferred Units, 15,400,000 Series B Preferred Units and 6,900,000 Series C Preferred Units outstanding as of December 31, 2023 and the $25.00 liquidation preference per unit, a change of 1.0% in interest rates would increase or decrease the annual distributions on our Series A, B and C Preferred Units by an aggregate amount of $7.8 million. See Note 18 of the Notes to Consolidated Financial Statements in Item 8. “Financial Statements and Supplementary Data” for additional information on our Series A, B and C Preferred Units.

COMMODITY PRICE RISK
Since the operations of our fuels marketing segment expose us to commodity price risk, we also use derivative instruments to attempt to mitigate the effects of commodity price fluctuations. Derivative financial instruments associated with commodity price risk were not material for any periods presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our management assessed the effectiveness of NuStar Energy L.P.’s internal control over financial reporting as of December 31, 2023. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The effectiveness of internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Form 10-K. KPMG LLP’s attestation on the effectiveness of our internal control over financial reporting appears on page 57.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of NuStar GP, LLC and Unitholders of
NuStar Energy L.P.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of NuStar Energy L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity and mezzanine equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2024 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Identification of triggering events related to the recoverability of certain long-lived assets or asset groups
As discussed in Note 2, the Partnership tests long-lived assets, including property, plant, and equipment, for impairment whenever events or changes in circumstances (triggering events) indicate that the carrying amount may not be recoverable. The Partnership evaluates recoverability using undiscounted estimated net cash flows generated by the related asset or asset group considering the intended use of the asset. The balance of property, plant, and equipment, net as of December 31, 2023 was $3,283 million, or 67% of total assets, of which certain assets or asset groups were not supported by existing revenue generating contacts or have not historically had consistent revenue generating activities.

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
February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors of NuStar GP, LLC and Unitholders of
NuStar Energy L.P.:

Opinion on Internal Control Over Financial Reporting
We have audited NuStar Energy L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of
December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows, and partners’ equity and mezzanine equity for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
San Antonio, Texas
February 22, 2024

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, Except Unit Data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,765	$14,489
Accounts receivable, net	135,787	149,971
Inventories	18,623	15,397
Prepaid and other current assets	29,927	24,067
Total current assets	187,102	203,924
Property, plant and equipment, at cost	5,789,927	5,733,685
Accumulated depreciation and amortization	(2,507,390)	(2,330,602)
Property, plant and equipment, net	3,282,537	3,403,083
Intangible assets, net	476,063	513,696
Goodwill	732,356	732,356
Other long-term assets, net	218,334	120,627
Total assets	$4,896,392	$4,973,686

Liabilities, Mezzanine Equity and Partners’ Equity
Current liabilities:
Accounts payable	$77,050	$67,765
Current portion of finance leases	4,951	4,416
Accrued interest payable	39,975	37,607
Accrued liabilities	88,062	76,072
Taxes other than income tax	10,948	10,607
Total current liabilities	220,986	196,467
Long-term debt, less current portion of finance leases	3,410,338	3,293,415
Deferred income tax liability	3,933	3,219
Other long-term liabilities	214,854	131,299
Total liabilities	3,850,111	3,624,400

Commitments and contingencies (Note 14)

Series D preferred limited partners (0 and 16,346,650 units outstanding as of December 31, 2023 and 2022, respectively) (Note 17)	—	446,970

Partners’ equity (Note 18):
Preferred limited partners:
Series A (9,060,000 units outstanding as of December 31, 2023 and 2022)	218,307	218,307
Series B (15,400,000 units outstanding as of December 31, 2023 and 2022)	371,476	371,476
Series C (6,900,000 units outstanding as of December 31, 2023 and 2022)	166,518	166,518
Common limited partners (126,516,713 and 110,818,718 units outstanding as of December 31, 2023 and 2022, respectively)	312,905	177,620
Accumulated other comprehensive loss	(22,925)	(31,605)
Total partners’ equity	1,046,281	902,316
Total liabilities, mezzanine equity and partners’ equity	$4,896,392	$4,973,686
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Thousands of Dollars, Except Unit and Per Unit Data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Service revenues	$1,155,567	$1,120,249	$1,157,410
Product sales	478,620	562,974	461,090
Total revenues	1,634,187	1,683,223	1,618,500

Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	371,689	364,989	388,078
Depreciation and amortization expense	250,982	251,878	266,588
Total costs associated with service revenues	622,671	616,867	654,666
Costs associated with product sales	407,793	486,947	417,413
Goodwill impairment loss	—	—	34,060
Other impairment losses	—	46,122	154,908
General and administrative expenses (excluding depreciation and amortization expense)	129,846	117,116	113,207
Other depreciation and amortization expense	4,728	7,358	7,792
Total costs and expenses	1,165,038	1,274,410	1,382,046
Gain on sale of assets	41,075	—	—
Operating income	510,224	408,813	236,454
Interest expense, net	(241,364)	(209,009)	(213,985)
Other income, net	10,215	26,182	19,644
Income before income tax expense	279,075	225,986	42,113
Income tax expense	5,412	3,239	3,888
Net income	$273,663	$222,747	$38,225

Basic and diluted net income (loss) per common unit (Note 19)	$0.72	$0.36	$(0.99)
Basic and diluted weighted-average common units outstanding	116,851,373	110,341,206	109,585,635
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Thousands of Dollars)

	Year Ended December 31,
	2023	2022	2021
Net income	$273,663	$222,747	$38,225
Other comprehensive income (loss) (Note 18):
Foreign currency translation adjustment	728	41,823	601
Net gain (loss) on pension and other postretirement benefit adjustments, net of income tax expense of $69, $24 and $61	5,371	(1,556)	16,413
Reclassification of loss on cash flow hedges	2,581	2,106	5,664
Total other comprehensive income	8,680	42,373	22,678
Comprehensive income	$282,343	$265,120	$60,903
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$273,663	$222,747	$38,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	255,710	259,236	274,380
Amortization of unit-based compensation	15,547	13,781	14,209
Amortization of debt related items	11,026	10,267	12,490
Gain from sale or disposition of assets	(40,946)	(2,785)	(61)
Gain from insurance recoveries	—	(16,366)	(14,860)
Goodwill impairment loss	—	—	34,060
Other impairment losses	—	46,122	154,908
Changes in current assets and current liabilities (Note 20)	10,618	737	(14,147)
Decrease in other long-term assets, net	1,199	1,091	9,867
Decrease in other long-term liabilities	(4,226)	(1,579)	(6,636)
Other, net	(8,322)	(5,702)	(957)
Net cash provided by operating activities	514,269	527,549	501,478

Cash flows from investing activities:
Capital expenditures	(147,508)	(140,630)	(181,133)
Change in accounts payable related to capital expenditures	8,969	(12,786)	1,264
Proceeds from insurance recoveries	12,395	9,777	9,372
Proceeds from sale or disposition of assets	102,904	59,274	246,475
Net cash (used in) provided by investing activities	(23,240)	(84,365)	75,978

Cash flows from financing activities:
Proceeds from long-term debt borrowings	1,006,900	989,900	977,000
Long-term debt repayments	(895,000)	(883,300)	(1,389,700)
Redemption/repurchase of Series D preferred units	(518,680)	(222,387)	—
Proceeds from issuance of common units, net of issuance costs	221,843	—	—
Distributions to preferred unitholders	(116,396)	(127,299)	(127,551)
Distributions to common unitholders	(183,444)	(176,413)	(175,263)
Payment of tax withholding for unit-based compensation	(5,694)	(6,012)	(3,384)
Other, net	(11,959)	(9,442)	(6,681)
Net cash used in financing activities	(502,430)	(434,953)	(725,579)

Effect of foreign exchange rate changes on cash	40	707	136
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,361)	8,938	(147,987)
Cash, cash equivalents and restricted cash as of the beginning of the period	23,377	14,439	162,426
Cash, cash equivalents and restricted cash as of the end of the period	$12,016	$23,377	$14,439
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
(Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 18)	Series D Preferred Limited Partners (Note 17)	Total
Balance as of January 1, 2021	$756,301	$572,314	$(96,656)	$1,231,959	$599,542	$1,831,501
Net income (loss)	63,982	(89,174)	—	(25,192)	63,417	38,225
Other comprehensive income	—	—	22,678	22,678	—	22,678
Distributions to partners:
Series A, B and C preferred	(63,982)	—	—	(63,982)	—	(63,982)
Common ($1.60 per unit)	—	(175,263)	—	(175,263)	—	(175,263)
Series D preferred	—	—	—	—	(63,417)	(63,417)
Unit-based compensation	—	8,528	—	8,528	—	8,528
Series D Preferred Unit accretion	—	(16,903)	—	(16,903)	16,903	—
Other	—	—	—	—	(6)	(6)
Balance as of December 31, 2021	756,301	299,502	(73,978)	981,825	616,439	1,598,264
Net income	66,526	95,158	—	161,684	61,063	222,747
Other comprehensive income	—	—	42,373	42,373	—	42,373
Distributions to partners:
Series A, B and C preferred	(66,526)	—	—	(66,526)	—	(66,526)
Common ($1.60 per unit)	—	(176,413)	—	(176,413)	—	(176,413)
Series D preferred	—	—	—	—	(61,063)	(61,063)
Unit-based compensation	—	12,302	—	12,302	—	12,302
Series D Preferred Unit accretion	—	(18,538)	—	(18,538)	18,538	—
Series D Preferred Unit repurchase	—	(34,382)	—	(34,382)	(188,005)	(222,387)
Other	—	(9)	—	(9)	(2)	(11)
Balance as of December 31, 2022	756,301	177,620	(31,605)	902,316	446,970	1,349,286
Net income	90,114	158,934	—	249,048	24,615	273,663
Other comprehensive income	—	—	8,680	8,680	—	8,680
Distributions to partners:
Series A, B and C preferred	(90,114)	—	—	(90,114)	—	(90,114)
Common ($1.60 per unit)	—	(183,444)	—	(183,444)	—	(183,444)
Series D preferred	—	—	—	—	(24,615)	(24,615)
Issuance of common units	—	221,773	—	221,773	—	221,773
Unit-based compensation	—	9,800	—	9,800	—	9,800
Series D Preferred Unit accretion	—	(7,171)	—	(7,171)	7,171	—
Series D Preferred Unit redemptions	—	(64,542)	—	(64,542)	(454,138)	(518,680)
Other	—	(65)	—	(65)	(3)	(68)
Balance as of December 31, 2023	$756,301	$312,905	$(22,925)	$1,046,281	$—	$1,046,281
See Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022 and 2021

1. ORGANIZATION AND OPERATIONS
Organization
NuStar Energy L.P. (NuStar Energy) is a publicly traded Delaware limited partnership. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our business is managed under the direction of the board of directors of NuStar GP, LLC (the Board of Directors), the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours. As of December 31, 2023, our limited partner interests consisted of the following:
•common units (NYSE: NS); and
•8.50% Series A (NYSE: NSprA), 7.625% Series B (NYSE: NSprB) and 9.00% Series C (NYSE: NSprC) Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.

Operations
We are primarily engaged in the transportation, terminalling and storage of petroleum products and renewable fuels and the transportation of anhydrous ammonia. We also market petroleum products. The term “throughput” as used in this document generally refers to barrels of crude oil, refined product or renewable fuels, or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks. We conduct our operations through our subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). We have three business segments: pipeline, storage and fuels marketing.

Pipeline. Our assets included 9,490 miles of pipeline with aggregate storage capacity of 13.0 million barrels. Our Central West System includes 2,915 miles of refined product pipelines and 2,070 miles of crude oil pipelines, as well as 5.6 million barrels of crude oil storage capacity, while our Central East System includes 2,495 miles of refined product pipelines, consisting of the East and North pipelines, and an approximately 2,000-mile ammonia pipeline (the Ammonia Pipeline). The East and North pipelines have aggregate storage capacity of 7.4 million barrels. We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline.
Storage. We own terminal and storage facilities in the United States and Mexico, with aggregate storage capacity of 36.4 million barrels. Our terminal and storage facilities provide storage, handling and other services on a fee basis for refined products, crude oil, specialty chemicals, renewable fuels and other liquids.
Fuels Marketing. The fuels marketing segment primarily includes our bunkering operations in the Gulf Coast, as well as certain of our blending operations associated with our Central East System.

Recent Developments
Merger Agreement. On January 22, 2024, we entered into a merger agreement with Sunoco LP and its affiliates, in an all-equity transaction, which will result in NuStar Energy surviving the merger as a subsidiary of Sunoco LP. At closing of the merger, each NuStar Energy common unit issued and outstanding immediately prior to closing will be converted into the right to receive 0.400 of a common unit of Sunoco and, if applicable, cash in lieu of fractional units. See Note 25 for further information on the merger.

Redemptions of Series D Preferred Units. In the second and third quarters of 2023, we redeemed all of our outstanding Series D Preferred Units, as defined in Note 17, for an aggregate net redemption price of $518.7 million. See Note 17 for additional information on these redemptions.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Issuance of Common Units. On August 11, 2023, we issued 14,950,000 common units representing limited partner interests at a price of $15.35 per unit for net proceeds of approximately $222.0 million. See Note 18 for more information.

Debt Amendments. On June 30, 2023, we amended our Revolving Credit Agreement, as defined in Note 12, primarily to extend the maturity date from April 27, 2025 to January 27, 2027. On June 29, 2023, we amended our Receivables Financing Agreement, as defined in Note 12, to extend the scheduled termination date from January 31, 2025 to July 1, 2026. See Note 12 for more information.

Sale-Leaseback Transaction. On March 21, 2023, we consummated the Sale-Leaseback Transaction, as defined in Note 4, of our Corporate Headquarters, also as defined in Note 4, for approximately $103.0 million and recognized a gain of $41.1 million. See Note 4 for more information.

Other Event
Selby Terminal Fire. On October 15, 2019, a fire at our terminal facility in Selby, California destroyed two storage tanks and temporarily shut down the terminal. We received insurance proceeds of $12.4 million, $11.1 million and $28.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The amount received in 2023 represented the remaining proceeds from the settlement of the property loss claim. For the years ended December 31, 2022 and 2021, we recorded gains of $16.4 million and $14.9 million, respectively, for the amount by which the insurance recoveries exceeded our expenses incurred to date, which are included in “Other income, net” in the consolidated statements of income. We recorded a gain from business interruption insurance of $4.0 million for the year ended December 31, 2021, which is included in “Operating expenses” in the consolidated statements of income.

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

Restricted Cash
As of December 31, 2023 and 2022, we have restricted cash representing legally restricted funds that are unavailable for general use totaling $9.3 million and $8.9 million, respectively, which is included in “Other long-term assets, net” on the consolidated balance sheets.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Property, Plant and Equipment
We record additions to property, plant and equipment, including reliability and strategic capital expenditures, at cost. Repair and maintenance costs associated with existing assets that are minor in nature and do not extend the useful life of existing assets are charged to operating expenses as incurred. Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related assets. When property or equipment is retired, sold or otherwise disposed of, the difference between the carrying value and the net proceeds is recognized in “Other income, net” in the consolidated statements of income. We capitalize overhead costs and interest costs incurred on funds used to construct property, plant and equipment while the asset is under construction. The overhead costs and capitalized interest are recorded as part of the asset to which they relate and are amortized over the asset’s estimated useful life as a component of depreciation expense.
Leases
We lease assets used in our operations, including land and docks, as well as the Corporate Headquarters. We record all leases on our consolidated balance sheets except for those leases with an initial term of 12 months or less, which are expensed on a straight-line basis over the lease term. We use judgment in determining the reasonably certain lease term and consider factors such as the nature and utility of the leased asset, as well as the importance of the leased asset to our operations. We calculate the present value of our lease liabilities based upon our incremental borrowing rate unless the rate implicit in the lease is readily determinable. For all our asset classes except the other pipeline and terminal equipment asset class, we combine lease and non-lease components and account for them as a single lease component.

Certain of our leases are subject to variable payment arrangements, the most notable of which include:
•ad valorem taxes assessed on our Corporate Headquarters;
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

Goodwill
As of December 31, 2023 and 2022, our reporting units to which goodwill has been allocated consisted of the following:
•crude oil pipelines;
•refined product pipelines; and
•terminals, excluding our refinery crude storage tanks.

See Notes 4 and 10 for a discussion of the balances of and changes in the carrying amount of goodwill.

We assess goodwill for impairment annually on October 1, or more frequently if events or changes in circumstances indicate it might be impaired. We have the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. We elected to bypass the qualitative assessment for all reporting units as of October 1, 2023 and October 1, 2022 and performed quantitative assessments, resulting in the determination that goodwill was not impaired.

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

We recognize an impairment of goodwill if the carrying value of a reporting unit that contains goodwill exceeds its estimated fair value. In order to estimate the fair value of the reporting unit, including goodwill, management must make certain estimates and assumptions that affect the total fair value of the reporting unit including, among other things, an assessment of market conditions, projected cash flows, discount rates and growth rates. Management’s estimates of projected cash flows related to the reporting unit include, but are not limited to, future earnings of the reporting unit, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. We calculate the estimated fair value of each of our reporting units using a weighted average of values calculated using an income approach and a market approach. The income approach involves estimating the fair value of each reporting

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
unit by discounting its estimated future cash flows using a discount rate that would be consistent with a market participant’s assumption. The market approach bases the fair value measurement on information obtained from observed stock prices of public companies and recent merger and acquisition transaction data of comparable entities.

Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions and estimates could differ significantly from actual results, which could lead to a different determination of the fair value of our assets.
Impairment of Long-Lived Assets
We review long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We evaluate recoverability using undiscounted estimated net cash flows generated by the related asset or asset group. If the results of that evaluation indicate that the undiscounted cash flows are less than the carrying amount of the asset (i.e., the asset is not recoverable) we perform an impairment analysis. If our intent is to hold the asset for continued use, we determine the amount of impairment as the amount by which the net carrying value exceeds its fair value. If our intent is to sell the asset, and the criteria required to classify an asset as held for sale are met, we determine the amount of impairment as the amount by which the net carrying amount exceeds its fair value less costs to sell. See Note 4 for a discussion of our long-lived asset impairment charges. We believe that the carrying amounts of our long-lived assets as of December 31, 2023 are recoverable.

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
We recognize a tax position if it is more likely than not that the tax position will be sustained, based on the technical merits of the position, upon examination. We record uncertain tax positions in the financial statements at the largest amount of benefit that is more likely than not to be realized. We had no unrecognized tax benefits as of December 31, 2023 and 2022.

NuStar Energy and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. For U.S. federal and state purposes, as well as for our major non-U.S. jurisdictions, tax years subject to examination are 2018 through 2022, according to standard statute of limitations.
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We also have legal obligations in the form of leases and right-of-way agreements, which require us to remove certain of our assets upon termination of the agreement. However, these lease or right-of-way agreements generally contain automatic renewal provisions that extend our rights indefinitely or we have other legal means available to extend our rights. Liabilities for conditional asset retirement obligations related to the retirement of terminal assets with lease and right-of-way agreements were not material as of December 31, 2023 and 2022.
Environmental Remediation Costs
Environmental remediation costs are expensed, and an associated accrual established when site restoration and environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. These environmental obligations are based on estimates of probable undiscounted future costs using currently available technology and applying current regulations, as well as our own internal environmental policies. The environmental liabilities have not been reduced by possible recoveries from third parties. Environmental costs include initial site surveys, costs for remediation and restoration and ongoing monitoring costs, as well as fines, damages and other costs, when applicable and estimable. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Environmental liabilities are difficult to assess and estimate due to unknown factors, such as the timing and extent of remediation, the determination of our liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. We believe that we have adequately accrued for our environmental exposures. See Note 13 for the amount of accruals for environmental matters.

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

Some of our MVC contracts include provisions that allow the customer to apply deficiency payments to future service periods (the carryforward period). In those instances, we have not satisfied our performance obligation as we still have the obligation to perform those services, subject to contractual and/or capacity constraints, at the customer’s request. At least quarterly, we assess the customer’s ability to utilize any deficiency payments during the carryforward period. If we receive a deficiency payment from a customer that we expect the customer to utilize during the carryforward period, we defer that amount as a contract liability. We will consider the performance obligation satisfied and allocate any deferred deficiency payments to our performance obligation when the customer utilizes the deficiency payment, the carryforward period ends or we determine the customer cannot or will not utilize the deficiency payment (i.e., breakage). If our contract does not allow the customer to apply deficiency payments to future service periods, we allocate the deficiency payment to the already satisfied portion of the performance obligation.
Income Allocation
Our partnership agreement contains provisions for the allocation of net income to the unitholders. Our net income for each quarterly reporting period is first allocated to the preferred limited partner unitholders in an amount equal to the earned distributions for the respective reporting period. We allocate the remaining net income or loss among the common unitholders.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Basic and Diluted Net Income (Loss) Per Common Unit
Basic and diluted net income (loss) per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans and, from June 15, 2023 to their redemption on September 12, 2023, the Series D Preferred Units. We compute basic net income (loss) per common unit by dividing net income (loss) attributable to our common limited partners by the weighted-average number of common units outstanding during the period. We compute diluted net income (loss) per common unit by dividing net income (loss) attributable to our common limited partners by the sum of (i) the weighted-average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period. Dilutive potential common units include contingently issuable performance units awarded and the Series D Preferred Units, prior to their redemption and/or repurchase. See Note 22 for additional information on our performance units, Note 17 for additional information on the Series D Preferred Units and Note 19 for the calculation of basic and diluted net income (loss) per common unit.
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
We were a party to forward-starting swaps in order to hedge the risk of changes in the interest payments attributable to changes in the benchmark interest rate during the period from the effective date of the swap to the issuance of the forecasted debt. These forward-starting interest rate swaps qualified as cash flow hedges, and we designated them as such; therefore, we recognized the fair value of each interest rate swap in the consolidated balance sheets. We recorded changes in the fair value of the hedge as a component of accumulated other comprehensive income (loss) (AOCI), on the consolidated balance sheets, to the extent those cash flow hedges remained highly effective. If at any point a cash flow hedge ceased to qualify for hedge accounting, changes in the fair value of the hedge were recognized in “Interest expense, net” from that date forward. The amount accumulated in AOCI is amortized into “Interest expense, net” on the consolidated statements of income as the forecasted interest payments occur or if the interest payments are probable not to occur.
We classify cash flows associated with our derivative instruments as operating cash flows in the consolidated statements of cash flows, except for receipts or payments associated with terminated forward-starting interest rate swap agreements, which are included in cash flows from financing activities. See Note 16 for additional information regarding our derivative financial instruments.
Defined Benefit Plans
We estimate pension and other postretirement benefit obligations and costs based on actuarial valuations. The annual measurement date for our pension and other postretirement benefit plans is December 31. The actuarial valuations require the use of certain assumptions including discount rates, expected long-term rates of return on plan assets and expected rates of compensation increase. Changes in these assumptions are primarily influenced by factors outside our control. See Note 21 for further discussion of our pension and other postretirement benefit obligations.
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

3. NEW ACCOUNTING PRONOUNCEMENTS

Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued guidance intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid information. The amendments are effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. We plan to adopt the amended guidance on January 1, 2025, and are currently evaluating our method of adoption and the impact of this amended guidance on our disclosures.

Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other changes, the amendments will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis. Early adoption is permitted. We plan to adopt the annual and interim disclosure requirements on January 1, 2024 and January 1, 2025, respectively, and are currently evaluating the impact of this amended guidance on our disclosures.

4. DISPOSITIONS AND IMPAIRMENTS

Sale-Leaseback Transaction
On March 21, 2023, we sold our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for an aggregate cash sales price of $103.0 million and immediately entered into an operating lease agreement (the HQ Lease Agreement) to lease back the Corporate Headquarters for an initial term of 20 years, with two renewal options of ten years each (the Sale-Leaseback Transaction). Upon closing of the sale in the first quarter of 2023, the Sale-Leaseback Transaction qualified as a completed sale, and we recognized a gain of $41.1 million, which is presented in “Gain on sale of assets” on the consolidated statements of income. We entered into the Sale-Leaseback Transaction in order to monetize the Corporate Headquarters, and used the proceeds to repay outstanding borrowings under our Revolving Credit Agreement in order to position ourselves to redeem the Series D Preferred Units.

Point Tupper Terminal Disposition
On April 29, 2022, we sold the equity interests in our wholly owned subsidiaries that owned our Point Tupper terminal facility in Nova Scotia, Canada (the Point Tupper Terminal Operations) to EverWind Fuels for $60.0 million (the Point Tupper Terminal Disposition). The terminal facility had a storage capacity of 7.8 million barrels and was included in the storage segment. We utilized the sales proceeds to repay outstanding borrowings under our Revolving Credit Agreement and improve our debt metrics.

During the first quarter of 2022, we determined that the Point Tupper Terminal Operations met the criteria to be classified as held for sale. We compared the carrying value of the Point Tupper Terminal Operations, which included $42.2 million in cumulative foreign currency translation losses accumulated since our acquisition of the Point Tupper terminal facility in 2005, to its fair value less costs to sell, and we recognized a pre-tax impairment loss of $46.1 million in the first quarter of 2022, which is presented in “Other impairment losses” on the consolidated statements of income. We believe that the sales price of $60.0 million provided a reasonable indication of the fair value of the Point Tupper Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy. Upon closing in the second quarter of 2022, we released $39.6 million of foreign currency translation losses from AOCI and finalized our sales price, resulting in a gain of $1.6 million, which is presented in “Other income, net” on the consolidated statements of income.

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

The Eastern U.S. Terminal Operations met the criteria to be classified as held for sale upon our entrance into the Purchase Agreement during the third quarter of 2021. At that time, we allocated goodwill of $34.1 million to the Eastern U.S. Terminal Operations based on its fair value relative to the terminals reporting unit, with which it had been fully integrated. We tested the allocated goodwill for impairment by comparing the fair value of the Eastern U.S. Terminal Operations to its carrying value. The results of our goodwill impairment test indicated that the carrying value of the Eastern U.S. Terminal Operations exceeded its fair value, and we recognized a related goodwill impairment charge of $34.1 million in the third quarter of 2021 to reduce the allocated goodwill to $0. The goodwill impairment loss is reported in “Goodwill impairment loss” on the consolidated statements of income. We believe that the sales price of $250.0 million provided a reasonable indication of the fair value of the Eastern U.S. Terminal Operations as it represented an exit price in an orderly transaction between market participants. The sales price was a quoted price for identical assets and liabilities in a market that was not active and, thus, our fair value estimate fell within Level 2 of the fair value hierarchy.

We compared the remaining carrying value of the Eastern U.S. Terminal Operations, after its goodwill impairment, to its fair value less costs to sell. We recognized an asset impairment loss of $95.7 million in the third quarter of 2021, which is reported in “Other impairment losses” on the consolidated statements of income. The asset impairment loss included $23.9 million related to intangible assets representing customer contracts and relationships.

We determined the assets included in the Point Tupper Terminal Disposition and the Eastern U.S. Terminals Disposition were no longer synergistic with our core assets, and these dispositions did not qualify, either individually or in the aggregate, for reporting as discontinued operations, as the sales did not represent strategic shifts that would have a major effect on our operations or financial results.

Houston Pipeline Impairment
In the third quarter of 2021, we recorded a long-lived asset impairment charge of $59.2 million within our pipeline segment related to our refined product pipeline extending from Mt. Belvieu, Texas to Corpus Christi, Texas (the Houston Pipeline). During the third quarter of 2021, we identified an indication of impairment related to the southern section of the Houston Pipeline, specifically that its physical condition would require significant investment in order to pursue commercial opportunities. Consequently, we separated the pipeline into two distinct assets: the northern and southern sections. Our estimate of the undiscounted cash flows associated with the southern section indicated it was not recoverable. Due to the factors described above, we determined the carrying value of the southern section exceeded its fair value, and reduced its carrying value to $0. We recorded the asset impairment charge in “Other impairment losses” on the consolidated statements of income. We determined that the northern portion of the pipeline was not impaired.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2023		2022		2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$2,612	$(17,647)	$2,336	$(15,443)	$2,694	$(22,019)
Noncurrent portion	304	(41,405)	504	(46,027)	932	(47,537)
Total	2,916	(59,052)	2,840	(61,470)	3,626	(69,556)

Activity:
Additions	6,621	(66,796)	6,137	(45,200)	3,888	(41,121)
Transfer to accounts receivable	(5,699)	—	(5,978)	—	(3,977)	—
Transfer to revenues	—	57,439	(83)	47,618	(697)	49,207
Total	922	(9,357)	76	2,418	(786)	8,086

Balances as of December 31:
Current portion	3,109	(27,131)	2,612	(17,647)	2,336	(15,443)
Noncurrent portion	729	(41,278)	304	(41,405)	504	(46,027)
Total	$3,838	$(68,409)	$2,916	$(59,052)	$2,840	$(61,470)

Contract assets relate to performance obligations satisfied in advance of scheduled billings. Current contract assets are included in “Prepaid and other current assets” and noncurrent contract assets are included in “Other long-term assets, net” on the consolidated balance sheets. Contract liabilities relate to payments received in advance of satisfying performance obligations under a contract, which primarily result from contracts with an incentive pricing structure, CIAC payments and contracts with MVCs. The current portion of contract liabilities is included in “Accrued liabilities” and the noncurrent portion of contract liabilities is included in “Other long-term liabilities” on the consolidated balance sheets.

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of December 31, 2023:

Remaining Performance Obligations
(Thousands of Dollars)
2024	$373,630
2025	242,776
2026	173,095
2027	82,500
2028	45,412
Thereafter	82,143
Total	$999,556

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with MVC payment obligations.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$388,301	$391,176	$331,485
Refined products and ammonia pipelines	485,568	437,015	430,753
Total pipeline segment revenues from contracts with customers	873,869	828,191	762,238

Storage segment:
Throughput terminals	104,495	110,591	122,331
Storage terminals (excluding lessor revenues)	169,810	180,903	263,883
Total storage segment revenues from contracts with customers	274,305	291,494	386,214
Lessor revenues	45,294	43,055	41,454
Total storage segment revenues	319,599	334,549	427,668

Fuels marketing segment:
Revenues from contracts with customers	440,725	520,486	428,608

Consolidation and intersegment eliminations	(6)	(3)	(14)

Total revenues	$1,634,187	$1,683,223	$1,618,500

6. ALLOWANCE FOR CREDIT LOSSES

As of and for the years ended December 31, 2023, 2022 and 2021, balances and activity related to our allowance for credit losses were immaterial.

7. INVENTORIES

Inventories consisted of the following:

	December 31,
	2023	2022
	(Thousands of Dollars)
Petroleum products	$13,533	$11,291
Materials and supplies	5,090	4,106
Total	$18,623	$15,397

We purchase petroleum products for resale. Our petroleum products consist of gasoline, bunker fuel and other petroleum products. Materials and supplies primarily consist of blending and additive chemicals and maintenance materials used in our pipeline and storage segments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Estimated Useful Lives			December 31,
				2023	2022
	(Years)			(Thousands of Dollars)
Land, buildings and improvements	0	-	40	$290,103	$362,444
Pipelines, storage and terminals	15	-	40	5,018,249	4,936,780
Rights-of-way	15	-	40	371,568	365,171
Construction in progress				110,007	69,290
Property plant and equipment, at cost				5,789,927	5,733,685
Less accumulated depreciation and amortization				(2,507,390)	(2,330,602)
Property, plant and equipment, net				$3,282,537	$3,403,083

Capitalized interest costs added to property, plant and equipment totaled $4.3 million, $3.9 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation and amortization expense for property, plant and equipment totaled $217.9 million, $215.0 million and $225.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, which includes amortization of finance leases.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Weighted-Average Amortization Period	December 31, 2023		December 31, 2022
		Cost	Accumulated Amortization	Cost	Accumulated Amortization
	(Years)	(Thousands of Dollars)
Customer contracts and relationships	20	$726,000	$(251,301)	$793,900	$(281,618)
Other	47	2,360	(996)	2,359	(945)
Total		$728,360	$(252,297)	$796,259	$(282,563)

Intangible assets are recorded at fair value as of the date acquired. All our intangible assets are amortized on a straight-line basis. Amortization expense for intangible assets was $37.6 million, $44.1 million and $48.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The estimated aggregate amortization expense is $38.0 million for each of the years 2024 through 2026 and $35.0 million for 2027 and 2028.

10. GOODWILL

As of December 31, 2023, December 31, 2022 and January 1, 2022, carrying amounts of goodwill by segment were as follows:

	Pipeline	Storage	Total
	(Thousands of Dollars)
Goodwill	$704,231	$253,125	$957,356
Accumulated impairment loss	(225,000)	—	(225,000)
Net goodwill	$479,231	$253,125	$732,356

We had no activity for the years ended December 31, 2023 or 2022.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
11. ACCRUED LIABILITIES
Accrued liabilities consisted of the following:

	December 31,
	2023	2022
	(Thousands of Dollars)
Employee wages and benefit costs	$41,290	$40,249
Revenue contract liabilities	27,131	17,647
Operating lease liabilities	6,188	5,541
Environmental costs	4,059	3,122
Other	9,394	9,513
Accrued liabilities	$88,062	$76,072

12. DEBT

Our debt consisted of the following:

				December 31,
		Maturity		2023	2022
				(Thousands of Dollars)
Current portion of finance leases		n/a		$4,951	$4,416

5.75% senior notes		October 1, 2025		600,000	600,000
6.00% senior notes		June 1, 2026		500,000	500,000
Receivables Financing Agreement		July 1, 2026		69,800	80,900
Revolving Credit Agreement		January 27, 2027		343,000	220,000
5.625% senior notes		April 28, 2027		550,000	550,000
6.375% senior notes		October 1, 2030		600,000	600,000
GoZone Bonds	2038	thru	2041	322,140	322,140
Subordinated Notes		January 15, 2043		402,500	402,500
Unamortized debt issuance costs		n/a		(27,809)	(33,251)
Long-term debt, excluding finance leases				3,359,631	3,242,289
Long-term portion of finance leases (Note 15)				50,707	51,126
Long-term debt, less current portion of finance leases				$3,410,338	$3,293,415

The long-term debt repayments (excluding finance leases) as of December 31, 2023 are due as follows:

Long-Term Debt Repayments
(Thousands of Dollars)
2024	$—
2025	600,000
2026	569,800
2027	893,000
2028	—
Thereafter	1,324,640
Total repayments	3,387,440
Unamortized debt issuance costs	(27,809)
Long-term debt, excluding finance leases	$3,359,631

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Interest payments related to debt obligations (excluding finance leases) totaled $226.9 million, $197.3 million and $220.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. We amortized $8.4 million, $8.2 million and $7.9 million of debt issuance costs for the years ended December 31, 2023, 2022 and 2021, respectively.

Revolving Credit Agreement
As of December 31, 2023, NuStar Logistics’ $1.0 billion unsecured revolving credit agreement (as amended, the Revolving Credit Agreement) had $652.4 million available for borrowing and $343.0 million borrowings outstanding. Letters of credit issued under our Revolving Credit Agreement totaled $4.6 million as of December 31, 2023. Letters of credit limit the amount we can borrow under our Revolving Credit Agreement. Obligations under our Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP.

Our Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount less than the total amount available for borrowing. For the rolling period ending December 31, 2023, the Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00 and the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement), must not be less than 1.75-to-1.00. As of December 31, 2023, we believe that we are in compliance with these financial covenants. Our Revolving Credit Agreement also contains customary restrictive covenants, such as limitations on indebtedness, liens, mergers, asset transfers and certain investing activities.

Our Revolving Credit Agreement bears interest, at our option, based on an alternative base rate or a secured overnight financing rate (SOFR) based rate. The interest rate on our Revolving Credit Agreement is subject to adjustment if our debt rating is downgraded or upgraded by certain credit rating agencies. The interest rate on our Revolving Credit Agreement and certain fees under the Receivables Financing Agreement are the only debt arrangements that are subject to adjustment if our debt rating is downgraded or upgraded by certain credit rating agencies. As of December 31, 2023, our weighted-average interest rate under our Revolving Credit Agreement was 8.0%. During the year ended December 31, 2023, the weighted-average interest rate related to borrowings under our Revolving Credit Agreement was 7.8%.

On June 30, 2023, we amended our Revolving Credit Agreement, primarily to extend the maturity date from April 27, 2025 to January 27, 2027. The amendment also includes a requirement that we must demonstrate and certify, prior to using any borrowings under our Revolving Credit Agreement to redeem certain unsecured indebtedness or prior to their redemption/repurchase, the Series D Preferred Units, that the sum of our Revolving Credit Agreement availability and unrestricted cash balance is no less than $150.0 million on a pro forma basis both before and immediately after giving effect to the borrowing and the redemption. On January 28, 2022, we amended and restated our Revolving Credit Agreement to, among other items:
(i) increase the maximum amount of letters of credit capable of being issued from $400.0 million to $500.0 million; (ii) replace London Interbank Offering Rate (LIBOR) benchmark provisions with customary SOFR benchmark provisions; (iii) remove the 0.50x increase permitted in our Consolidated Debt Coverage Ratio for certain rolling periods in which an acquisition for aggregate net consideration of at least $50.0 million occurs; and (iv) add baskets and exceptions to certain negative covenants.

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

The NuStar Logistics Senior Notes do not have sinking fund requirements. These notes rank equally with existing senior unsecured indebtedness and senior to existing subordinated indebtedness of NuStar Logistics and contain restrictions on NuStar Logistics’ ability to incur secured indebtedness unless the same security is also provided for the benefit of holders of the NuStar Logistics Senior Notes. In addition, the NuStar Logistics Senior Notes limit the ability of NuStar Logistics and its subsidiaries to, among other things, incur indebtedness secured by certain liens, engage in certain sale-leaseback transactions and engage in certain consolidations, mergers or asset sales. At the option of NuStar Logistics, the NuStar Logistics Senior Notes may be redeemed in whole or in part at any time at a redemption price, plus accrued and unpaid interest to the redemption date. If we undergo a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, each holder of the applicable senior notes may require us to repurchase all or a portion of its notes at a price equal to 101% of the principal amount of the notes repurchased, plus any accrued and unpaid interest to the date of repurchase. The NuStar Logistics Senior Notes are fully and unconditionally guaranteed by NuStar Energy and NuPOP.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
NuStar Logistics Subordinated Notes. NuStar Logistics’ $402.5 million of fixed-to-floating rate subordinated notes are due January 15, 2043 (the Subordinated Notes). The Subordinated Notes are fully and unconditionally guaranteed on an unsecured and subordinated basis by NuStar Energy and NuPOP. Effective January 15, 2018, the interest rate on the Subordinated Notes converted from a fixed rate to an annual rate equal to the sum of three-month LIBOR for the related quarterly interest period plus 6.734%, payable quarterly, unless payment is deferred in accordance with the terms of the notes. Effective with the quarterly interest periods starting after June 30, 2023, three-month LIBOR was replaced with three-month CME term SOFR plus the applicable tenor spread adjustment of 0.26161%. NuStar Logistics may elect to defer interest payments on the Subordinated Notes on one or more occasions for up to five consecutive years. Deferred interest will accumulate additional interest at a rate equal to the interest rate then applicable to the Subordinated Notes until paid. If NuStar Logistics elects to defer interest payments, NuStar Energy cannot declare or make cash distributions with respect to, or redeem, purchase or make a liquidation payment with respect to, its equity securities during the period that interest payments are deferred. As of December 31, 2023, the interest rate was 12.4% on the Subordinated Notes.

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
Gulf Opportunity Zone Revenue Bonds
In 2008, 2010 and 2011, the Parish of St. James, Louisiana issued Revenue Bonds Series 2008, Series 2010, Series 2010A, Series 2010B and Series 2011 associated with our St. James terminal expansions pursuant to the Gulf Opportunity Zone Act of 2005 for an aggregate $365.4 million (collectively, the GoZone Bonds). Following the issuances, the proceeds were deposited with a trustee and were disbursed to us upon our request for reimbursement of expenditures related to our St. James terminal. On March 4, 2020, NuStar Logistics repaid $43.3 million of GoZone Bonds with unused funds, which had been held in trust. Also in 2020, we completed the reoffering and conversion of the GoZone Bonds which, among other things, converted the interest rate from a weekly rate to a long-term rate.

As reflected in the table below, the holders of the Series 2008, Series 2010B and Series 2011 GoZone Bonds are required to tender their bonds at the applicable mandatory purchase date in exchange for 100% of the principal plus accrued and unpaid interest, after which these bonds are expected to be remarketed with a new interest rate established. Each of the Series 2010 and Series 2010A GoZone Bonds is subject to redemption on or after June 1, 2030 by the Parish of St. James, at our option, in whole or in part, at a redemption price of 100% of the principal amount to be redeemed plus accrued and unpaid interest. Interest on the GoZone Bonds is payable semi-annually on June 1 and December 1 of each year.

The following table summarizes the GoZone Bonds outstanding as of December 31, 2023:

Series	Date Issued	Amount Outstanding	Interest Rate	Mandatory Purchase Date	Optional Redemption Date	Maturity Date
		(Thousands of Dollars)
Series 2008	June 26, 2008	$55,440	6.10%	June 1, 2030	n/a	June 1, 2038
Series 2010	July 15, 2010	100,000	6.35%	n/a	June 1, 2030	July 1, 2040
Series 2010A	October 7, 2010	43,300	6.35%	n/a	June 1, 2030	October 1, 2040
Series 2010B	December 29, 2010	48,400	6.10%	June 1, 2030	n/a	December 1, 2040
Series 2011	August 9, 2011	75,000	5.85%	June 1, 2025	n/a	August 1, 2041
	Total	$322,140

NuStar Logistics’ agreements with the Parish of St. James related to the GoZone Bonds contain: (i) customary restrictive covenants that limit the ability of NuStar Logistics and its subsidiaries, to, among other things, create liens, enter into certain sale-leaseback transactions, and engage in certain consolidations, mergers or asset sales; and (ii) a repurchase provision which provides that if we undergo a change of control that is followed by a ratings decline that occurs within 60 days of the change of control, then each holder may require the trustee, with funds provided by NuStar Logistics, to repurchase all or a portion of that holder’s GoZone Bonds at a price equal to 101% of the aggregate principal amount repurchased, plus any accrued and unpaid interest.

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

On June 29, 2023, we amended the Receivables Financing Agreement to extend the scheduled termination date from January 31, 2025 to July 1, 2026. On January 28, 2022, the Receivables Financing Agreement was amended to, among other items: (i) reduce the floor rate in the calculation of our borrowing rates; and (ii) replace provisions related to the LIBOR rate of interest with references to SOFR rates of interest.

Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement. As of December 31, 2023 and 2022, accounts receivable totaling $121.0 million and $121.5 million, respectively, were included in the Securitization Program. As of December 31, 2023, our interest rate under the Securitization Program was 7.0%. The weighted-average interest rate related to borrowings under the Securitization Program during the year ended December 31, 2023 was 6.7%.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The balance of and changes in the accruals for environmental matters were as follows:

	Year Ended December 31,
	2023	2022
	(Thousands of Dollars)
Balance as of the beginning of year	$8,369	$7,748
Additions to accrual	3,153	2,640
Payments	(2,049)	(2,019)
Balance as of the end of year	$9,473	$8,369

Accruals for environmental matters are included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
	(Thousands of Dollars)
Accrued liabilities	$4,059	$3,122
Other long-term liabilities	5,414	5,247
Accruals for environmental matters	$9,473	$8,369

14. COMMITMENTS AND CONTINGENCIES
Commitments
Future minimum payments applicable to all noncancellable purchase obligations as of December 31, 2023 are as follows:

	Payments Due by Period
	2024	2025	2026	2027	2028	Thereafter	Total
	(Thousands of Dollars)
Purchase obligations	$6,406	$5,003	$1,851	$1,134	$867	$4,038	$19,299

Our purchase obligations primarily consist of various service agreements with information technology providers, as well as right-of-way and easement agreements with government agencies and other landowners.

Contingencies
We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $1.3 million and $0.3 million for contingent losses as of December 31, 2023 and 2022, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

15. LEASE ASSETS AND LIABILITIES

Lessee Arrangements
Our operating leases consist primarily of land and dock leases at various terminal facilities and the HQ Lease Agreement. As of December 31, 2023, land and dock leases generally have remaining terms of about five years and include options to extend for five to 25 years, which we are reasonably certain to exercise. Pursuant to the HQ Lease Agreement, which we entered into in the first quarter of 2023, rent for the initial term starts at $6.4 million per year, increasing annually by 2.5%. The HQ Lease Agreement has an initial term of 20 years, with two renewal options of ten years each. At inception of the HQ Lease Agreement, we assumed a reasonably certain term of 20 years and we recorded additional lease liabilities and right-of-use assets totaling $82.2 million.

The primary component of our finance lease portfolio is a dock at our Corpus Christi North Beach terminal, which includes a commitment for minimum dockage and wharfage throughput volumes. The dock lease has a remaining term of approximately two years and three additional five-year renewal periods, all of which we are reasonably certain to exercise.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Right-of-use assets and lease liabilities included in our consolidated balance sheet were as follows:

		December 31,
	Balance Sheet Location	2023	2022
		(Thousands of Dollars)
Right-of-use assets:
Operating	Other long-term assets, net	$143,937	$62,745
Finance	Property, plant and equipment, net of accumulated amortization of $25,628 and $19,295	$66,840	$68,219

Lease liabilities:
Operating:
Current	Accrued liabilities	$6,188	$5,541
Noncurrent	Other long-term liabilities	137,945	56,577
Total operating lease liabilities		$144,133	$62,118
Finance:
Current	Current portion of finance leases	$4,951	$4,416
Noncurrent	Long-term debt, less current portion of finance leases	50,707	51,126
Total finance lease liabilities		$55,658	$55,542

As of December 31, 2023, maturities of our operating and finance lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Thousands of Dollars)
2024	$14,267	$7,067
2025	14,221	6,250
2026	13,810	5,703
2027	13,791	4,934
2028	13,554	4,311
Thereafter	182,655	45,802
Total lease payments	$252,298	$74,067
Less: Interest	108,165	18,409
Present value of lease liabilities	$144,133	$55,658

Costs incurred for leases were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Operating lease cost	$15,754	$11,777	$15,323
Finance lease cost:
Amortization of right-of-use assets	6,378	5,770	5,251
Interest expense on lease liability	2,109	2,023	2,081
Short-term lease cost	11,811	10,345	14,198
Variable lease cost	4,640	4,830	4,939
Total lease cost	$40,692	$34,745	$41,792

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The table below presents additional information regarding our leases.

	2023		2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(Thousands of Dollars, Except Term and Rate Data)
For the year ended December 31:
Cash outflows from operating activities	$12,670	$2,095	$11,156	$2,019	$12,829	$2,090
Cash outflows from financing activities	$—	$4,882	$—	$4,222	$—	$4,244
Right-of-use assets obtained in exchange for lease liabilities	$88,226	$5,064	$10,060	$3,004	$3,278	$3,173

As of December 31:
Weighted-average remaining lease term (in years)	18	15	16	16	13	18
Weighted-average discount rate	6.2%	3.9%	3.8%	3.6%	3.2%	3.6%

Lessor Arrangements
We have entered into certain revenue arrangements where we are considered to be the lessor. Under the largest of these arrangements, we lease certain of our storage tanks in exchange for a fixed fee, subject to an annual CPI adjustment. The operating leases commenced on January 1, 2017, and have initial terms of ten years with successive automatic renewal terms. We recognized lease revenues from these leases of $45.3 million, $43.1 million, and $41.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in “Service revenues” in the consolidated statements of income. As of December 31, 2023, we expect to receive minimum lease payments totaling $117.4 million, based upon the CPI as of the adoption date. We will recognize these payments ratably over the remaining initial lease term.

The table below presents cost, accumulated depreciation and useful life information related to our storage lease assets, which are included in our “Pipeline, storage and terminals” asset class within property, plant and equipment:

	Estimated Useful Life	December 31,
		2023	2022
	(Years)	(Thousands of Dollars)
Lease storage assets, at cost	30	$257,666	$251,801
Less accumulated depreciation		(157,836)	(148,899)
Lease storage assets, net		$99,830	$102,902

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

Interest Rate Risk.
The remaining fair value amounts associated with unwound forward-starting interest rate swap agreements and included in “Accumulated other comprehensive loss” on the consolidated balance sheets are $31.8 million and $34.4 million as of December 31, 2023 and 2022, respectively. These amounts are amortized ratably over the remaining life of the related debt

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
instrument into “Interest expense, net” on the consolidated statements of income. In conjunction with the early repayment of our $250.0 million 4.75% senior notes due February 1, 2022 in the fourth quarter of 2021, we reclassified a loss of $0.8 million from AOCI to “Interest expense, net” on the consolidated statements of income.

Our forward-starting interest rate swaps had the following impact on earnings:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Reclassification of loss on cash flow hedges to interest expense, net	$2,581	$2,106	$5,664

As of December 31, 2023, we expect to reclassify a loss of $3.6 million to “Interest expense, net” within the next twelve months associated with unwound forward-starting interest rate swap agreements.

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

We recognize cash equivalents, receivables, payables and debt in our consolidated balance sheets at their carrying amounts. The fair values of these financial instruments, except for long-term debt other than finance leases, approximate their carrying amounts. The estimated fair values and carrying amounts of the long-term debt, excluding finance leases, were as follows:

	December 31,
	2023	2022
	(Thousands of Dollars)
Fair value	$3,426,307	$3,169,664
Carrying amount	$3,359,631	$3,242,289

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

17. SERIES D CUMULATIVE CONVERTIBLE PREFERRED UNITS

Units Issued and Outstanding
In 2018, we entered into an agreement with investment funds, accounts and entities managed by EIG Management Company, LLC and FS/EIG Advisors, LLC to issue and sell Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) in a private placement. The Partnership issued a total of 23,246,650 Series D Preferred Units.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following is a summary of the Series D Preferred Units issued and outstanding:

	Transaction Date	Price per Unit	Number of Units
Issuance	June 29, 2018	$25.38	15,760,441
Issuance	July 13, 2018	$25.38	7,486,209
Total units issued			23,246,650

Units outstanding as of January 1, 2022			23,246,650
Repurchase	November 22, 2022	$32.73	(6,900,000)
Units outstanding as of December 31, 2022			16,346,650
Redemption	June 30, 2023	$31.88	(5,500,000)
Redemption	July 31, 2023	$32.18	(2,560,000)
Redemption	September 12, 2023	$32.59	(8,286,650)
Units outstanding as of December 31, 2023			—

Redemptions and Repurchase
In the fourth quarter of 2022, we repurchased 6,900,000 Series D Preferred Units with borrowings under our Revolving Credit Agreement. In the second and third quarters of 2023, we redeemed all the remaining outstanding Series D Preferred Units at the then applicable redemption price of $31.73 per Series D Preferred Unit plus accrued and unpaid distributions. We funded the redemptions primarily with borrowings under our Revolving Credit Agreement, which had been partially paid down with proceeds from the Sale-Leaseback Transaction in the first quarter of 2023 and with proceeds from the issuance of common units in the third quarter of 2023.

On the notification dates for each redemption or repurchase, those Series D Preferred Units became mandatorily redeemable; therefore, we reclassified those Series D Preferred Units from mezzanine equity to liability-classified mandatorily redeemable Series D Preferred Units valued at the redemption or repurchase price, excluding accrued distributions (Net Redemption/Repurchase Price). We recorded the difference between the carrying value at each notification date and the Net Redemption/Repurchase Price as a deemed distribution, which reduced our common equity and was subtracted from net income to arrive at net income attributable to common units in the calculation of basic and diluted net income per common unit. At each closing, we accounted for the redemptions and repurchase as extinguishments of debt. Pursuant to our partnership agreement, the Series D Preferred Units were cancelled; therefore, the Series D Preferred Units no longer represent a limited partnership interest.

Distributions accrued for redeemed Series D Preferred Units from the notification dates to the redemption dates for the year ended December 31, 2023 totaled $4.8 million, and are reported in “Interest expense, net” on the consolidated statements of income.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Information related to the Series D Preferred Unit redemptions and repurchase is shown below (thousands of dollars, except unit and per unit data):

	September 12, 2023 Redemption	July 31, 2023 Redemption	June 30, 2023 Redemption	November 22, 2022 Repurchase
Notification date	August 14, 2023	June 29, 2023	May 25, 2023	November 16, 2022

Units redeemed/repurchased	8,286,650	2,560,000	5,500,000	6,900,000
Redemption/repurchase price per unit, including accrued distributions	$32.59	$32.18	$31.88	$32.73
Redemption/repurchase price, including accrued distributions	$270,062	$82,381	$175,340	$225,837
Accrued distributions	7,126	1,152	825	3,450
Net Redemption/Repurchase Price	$262,936	$81,229	$174,515	$222,387

Carrying value at notification date	$230,461	$71,210	$152,467	$188,005
Net Redemption/Repurchase Price	262,936	81,229	174,515	222,387
Loss to common limited partners attributable to redemption/repurchase	$(32,475)	$(10,019)	$(22,048)	$(34,382)

For the years ended December 31, 2023 and 2022, we recorded losses of $0.55 and $0.31 per common unit, respectively, attributable to the Series D Preferred Unit redemptions and repurchase.

Distributions
Distributions on the Series D Preferred Units were payable out of any legally available funds, accrued and were cumulative from the issuance dates and were payable on the 15th day (or next business day) of each of March, June, September and December, beginning September 17, 2018, to holders of record on the first business day of each payment month. The distribution rates on the Series D Preferred Units were as follows: (i) 9.75% per annum ($0.619 per unit per distribution period) for the first two years; (ii) 10.75% per annum ($0.682 per unit per distribution period) for years three through five; and (iii) the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit thereafter. While the Series D Preferred Units were outstanding, we were prohibited from paying distributions on any junior securities, including the common units, unless full cumulative distributions on the Series D Preferred Units (and any parity securities) had been, or contemporaneously were being, paid or set aside for payment through the most recent Series D Preferred Unit distribution payment date.

The distribution rate on the Series D Preferred Units increased on June 15, 2023, to the greater of 13.75% per annum ($0.872 per unit per distribution period) or the distribution per common unit. The total distribution for the applicable periods in the table below excludes amounts reported in “Interest expense, net” as described above under “Redemptions and Repurchase.”

Distribution information on the Series D Preferred Units was as follows:

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Accounting Treatment
The Series D Preferred Units included redemption provisions at the option of the holders of the Series D Preferred Units and upon a Series D Change of Control (as defined in the partnership agreement), which were outside the Partnership’s control. Therefore, the Series D Preferred Units were presented in the mezzanine section of the consolidated balance sheets. The Series D Preferred Units were recorded at their issuance date fair value, net of issuance costs.

The Series D Preferred Units were subject to accretion from their carrying value at the issuance date to the redemption value of $29.19 per Series D Preferred Unit, which was based on the redemption right of the Series D Preferred Unit holders that may have been exercised at any time on or after June 29, 2028, using the effective interest method over a period of ten years. In the calculation of net income per unit, the accretion was treated in the same manner as a distribution and deducted from net income to arrive at net income attributable to common units.

18. PARTNERS’ EQUITY

Series A, B and C Preferred Units
Information on our 8.50% Series A, 7.625% Series B and 9.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively the Series A, B and C Preferred Units) issued and outstanding as of December 31, 2023 is shown below:

Units	Original Issuance Date	Units Issued and Outstanding	Price per Unit	Fixed Distribution Rate per Unit per Annum	Fixed Distribution per Annum	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
					(Thousands of Dollars)
Series A Preferred Units	November 25, 2016	9,060,000	$25.00	$2.125	$19,252	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	April 28, 2017	15,400,000	$25.00	$1.90625	$29,357	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	November 30, 2017	6,900,000	$25.00	$2.25	$15,525	December 15, 2022	Three-month LIBOR(a) plus 6.88%
(a)Beginning with the distribution period starting on September 15, 2023, LIBOR was replaced with the corresponding CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%.

Distributions on the Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units rank equal to each other (and to the Series D Preferred Units prior to their redemption/repurchase) and senior to all our other classes of equity securities with respect to distribution rights and rights upon liquidation.

On January 25, 2024, our Board of Directors declared quarterly distributions with respect to the Series A, B and C Preferred Units to be paid on March 15, 2024 to holders of record as of March 1, 2024.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Distribution information on our Series A, B and C Preferred Units is as follows (thousands of dollars, except per unit data):

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
December 15, 2023 - March 14, 2024	$0.77533	$7,024	$0.70515	$10,859	$0.78246	$5,399
September 15, 2023 - December 14, 2023	$0.77736	$7,043	$0.70717	$10,890	$0.78448	$5,413
June 15, 2023 - September 14, 2023	$0.76715	$6,950	$0.69696	$10,733	$0.77428	$5,343
March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010
September 15, 2022 - December 14, 2022	$0.64059	$5,804	$0.57040	$8,784	$0.56250	$3,881
June 15, 2022 - September 14, 2022	$0.54808	$4,966	$0.47789	$7,360	$0.56250	$3,881
March 15, 2022 - June 14, 2022	$0.47817	$4,332	$0.47657	$7,339	$0.56250	$3,881
December 15, 2021 - March 14, 2022	$0.43606	$3,951	$0.47657	$7,339	$0.56250	$3,881

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

Common Units
The following table shows the balance of and changes in the number of our common units outstanding:

	Year Ended December 31,
	2023	2022	2021
Balance as of January 1	110,818,718	109,986,273	109,468,127
Issuance of units	14,950,000	—	—
Unit-based compensation (Note 22)	747,995	832,445	518,146
Balance as of December 31	126,516,713	110,818,718	109,986,273

Issuance of Common Units. On August 11, 2023, we issued 14,950,000 common units representing limited partner interests at a price of $15.35 per unit for proceeds of approximately $222.0 million, net of approximately $7.5 million of issuance costs. We used these proceeds to repay outstanding borrowings under our Revolving Credit Agreement.

Cash Distributions. We are required by our partnership agreement to make quarterly distributions to common limited partners of 100% of our Available Cash (as defined in our partnership agreement), which is generally defined as all cash receipts less cash disbursements, including distributions to our preferred unit holders, and cash reserves established by our general partner, in its sole discretion. We are required under our partnership agreement to declare and pay these quarterly distributions within
45 days subsequent to each quarter-end. The common unitholders will receive a distribution each quarter as determined by the Board of Directors, subject to limitation by distributions in arrears, if any, on our preferred units. On January 25, 2024, our Board of Directors declared distributions with respect to our common units for the quarter ended December 31, 2023.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table summarizes information about cash distributions to our common limited partners applicable to the period in which the distributions were earned:

Quarter Ended	Cash Distributions Per Unit	Total Cash Distributions	Record Date	Payment Date
		(Thousands of Dollars)
December 31, 2023	$0.40	$50,607	February 7, 2024	February 13, 2024
September 30, 2023	0.40	50,358	November 7, 2023	November 14, 2023
June 30, 2023	0.40	44,363	August 8, 2023	August 14, 2023
March 31, 2023	0.40	44,396	May 8, 2023	May 12, 2023
Year ended December 31, 2023	$1.60	$189,724

Year ended December 31, 2022	$1.60	$176,746
Year ended December 31, 2021	$1.60	$175,470

Accumulated Other Comprehensive Income (Loss)
The balance of and changes in the components included in AOCI were as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1, 2021	$(42,362)	$(42,150)	$(12,144)	$(96,656)
Other comprehensive income before reclassifications	601	—	17,721	18,322
Net gain reclassified into other income, net	—	—	(1,308)	(1,308)
Net loss reclassified into interest expense, net	—	5,664	—	5,664
Other comprehensive income	601	5,664	16,413	22,678
Balance as of December 31, 2021	(41,761)	(36,486)	4,269	(73,978)
Other comprehensive income (loss) before reclassifications	2,177	—	(516)	1,661
Sale of Point Tupper Terminal Operations reclassified into net income (Note 4)	39,646	—	—	39,646
Net gain reclassified into other income, net	—	—	(1,040)	(1,040)
Net loss reclassified into interest expense, net	—	2,106	—	2,106
Other comprehensive income (loss)	41,823	2,106	(1,556)	42,373
Balance as of December 31, 2022	62	(34,380)	2,713	(31,605)
Other comprehensive income before reclassifications	728	—	8,317	9,045
Net gain reclassified into other income, net	—	—	(2,946)	(2,946)
Net loss reclassified into interest expense, net	—	2,581	—	2,581
Other comprehensive income	728	2,581	5,371	8,680
Balance as of December 31, 2023	$790	$(31,799)	$8,084	$(22,925)

19. NET INCOME (LOSS) PER COMMON UNIT

The Series D Preferred Units contained certain unitholder conversion and redemption features, and we used the if-converted method to calculate the dilutive effect of the conversion or redemption feature that would have been most advantageous to the Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding, prior to their redemption and/or repurchase, was antidilutive for each of the years ended December 31, 2023, 2022 and 2021; therefore, we did not include such conversion or redemption in the computation of diluted net income (loss) per common unit.

Contingently issuable performance units are included as dilutive potential common units if it is probable that the performance measures will be achieved, unless to do so would be antidilutive. For the years ended December 31, 2023 and 2022, there were no performance unit awards outstanding. For the year ended December 31, 2021, we determined that it was probable that the

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
performance measures would be achieved, but the effect would be antidilutive; therefore, we did not include any contingently issuable performance units as dilutive common units in the computation below.

The following table details the calculation of basic and diluted net income (loss) per common unit:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$273,663	$222,747	$38,225
Distributions to preferred limited partners	(114,729)	(127,589)	(127,399)
Distributions to common limited partners	(189,724)	(176,746)	(175,470)
Distribution equivalent rights to restricted units	(2,685)	(2,534)	(2,396)
Distributions in excess of income	$(33,475)	$(84,122)	$(267,040)

Distributions to common limited partners	$189,724	$176,746	$175,470
Allocation of distributions in excess of income to common limited partners	(33,475)	(84,122)	(267,040)
Series D Preferred Unit accretion	(7,171)	(18,538)	(16,903)
Series D Preferred Unit redemptions/repurchase	(64,542)	(34,382)	—
Net income (loss) attributable to common units	$84,536	$39,704	$(108,473)

Basic and diluted weighted-average common units outstanding	116,851,373	110,341,206	109,585,635

Basic and diluted net income (loss) per common unit	$0.72	$0.36	$(0.99)

20. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$1,923	$(6,762)	$(2,105)
Inventories	(3,226)	836	(5,585)
Prepaid and other current assets	(5,833)	768	(1,710)
Increase (decrease) in current liabilities:
Accounts payable	534	(2,960)	10,202
Accrued interest payable	2,368	3,468	(16,708)
Accrued liabilities	13,642	9,018	4,448
Taxes other than income tax	1,210	(3,631)	(2,689)
Changes in current assets and current liabilities	$10,618	$737	$(14,147)
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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Cash flows related to interest and income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$229,528	$195,697	$218,181
Cash paid for income taxes, net of tax refunds received	$2,188	$4,368	$5,491

Restricted cash is included in “Other long-term assets, net” on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	December 31,
	2023	2022
	(Thousands of Dollars)
Cash and cash equivalents	$2,765	$14,489
Other long-term assets, net	9,251	8,888
Cash, cash equivalents and restricted cash	$12,016	$23,377

21. EMPLOYEE BENEFIT PLANS

Thrift Plans
The NuStar Thrift Plan (the Thrift Plan) is a qualified defined contribution plan that became effective June 26, 2006. Participation in the Thrift Plan is voluntary and open to substantially all our domestic employees upon their dates of hire. Thrift Plan participants can contribute from 1% up to 30% of their total annual compensation to the Thrift Plan in the form of pre-tax and/or after-tax employee contributions. We make matching contributions in an amount equal to 100% of each participant’s employee contributions up to a maximum of 6% of the participant’s total annual compensation. The matching contributions to the Thrift Plan for the years ended December 31, 2023, 2022 and 2021 totaled $7.3 million, $7.3 million and $7.6 million, respectively.

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

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The changes in the benefit obligation, the changes in fair value of plan assets, the funded status and the amounts recognized in the consolidated balance sheets for our Pension Plans and other postretirement benefit plans as of and for the years ended December 31, 2023 and 2022 were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	2023	2022	2023	2022
	(Thousands of Dollars)
Change in benefit obligation:
Benefit obligation as of January 1	$144,311	$179,907	$11,983	$16,270
Service cost	9,041	9,752	359	605
Interest cost	7,224	4,619	602	423
Benefits paid (a)	(8,962)	(15,949)	(532)	(603)
Participant contributions	—	—	71	66
Actuarial loss (gain)	6,999	(34,221)	404	(4,778)
Other	—	203	—	—
Benefit obligation as of December 31	$158,613	$144,311	$12,887	$11,983

Change in plan assets:
Plan assets at fair value as of January 1	$148,496	$189,838	$—	$—
Actual return on plan assets	25,448	(30,405)	—	—
Employer contributions	11,203	5,012	461	537
Benefits paid (a)	(8,962)	(15,949)	(532)	(603)
Participant contributions	—	—	71	66
Plan assets at fair value as of December 31	$176,185	$148,496	$—	$—

Reconciliation of funded status as of December 31:
Fair value of plan assets	$176,185	$148,496	$—	$—
Less: Benefit obligation	158,613	144,311	12,887	11,983
Funded status	$17,572	$4,185	$(12,887)	$(11,983)

Amounts recognized in the consolidated balance sheets as of December 31 (b):
Other long-term assets, net	$22,720	$9,130	$—	$—
Accrued liabilities	(648)	(552)	(580)	(507)
Other long-term liabilities	(4,500)	(4,393)	(12,307)	(11,476)
Net pension asset (liability)	$17,572	$4,185	$(12,887)	$(11,983)

Accumulated benefit obligation	$153,318	$141,517	$12,887	$11,983
(a)Benefit payments for the year ended December 31, 2022 include lump-sum payments of $2.9 million to participants of the Pension Plans following the Eastern U.S. Terminals Disposition, as discussed in Note 4.
(b)For the Pension Plan, since assets exceed the present value of expected benefit payments for the next 12 months, the asset is noncurrent. For the Excess Pension Plan and the other postretirement benefit plans, since there are no assets, the current liability is the present value of expected benefit payments for the next 12 months; the remainder is noncurrent.

The actuarial loss (gain) related to the benefit obligation for our pension plans was primarily attributable to a decrease in the discount rates used to determine the benefit obligation from 5.26% to 5.08% in 2023 and an increase from 3.10% to 5.26% in 2022. The fair value of our plan assets is affected by the return on plan assets resulting primarily from the performance of equity and bond markets during the period.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The Excess Pension Plan has no plan assets and an accumulated benefit obligation of $4.8 million and $4.6 million as of December 31, 2023 and 2022, respectively. The accumulated benefit obligation is the present value of benefits earned to date, while the projected benefit obligation may include future salary increase assumptions. The projected benefit obligation for the Excess Pension Plan was $5.1 million and $4.9 million as of December 31, 2023 and 2022, respectively.

The components of net periodic benefit cost (income) related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(Thousands of Dollars)
Service cost	$9,041	$9,752	$9,978	$359	$605	$593
Interest cost	7,224	4,619	4,084	602	423	326
Expected return on plan assets	(9,660)	(9,087)	(9,233)	—	—	—
Amortization of prior service credit	(1,876)	(1,876)	(2,057)	(1,145)	(1,145)	(1,145)
Amortization of net actuarial loss	75	1,129	2,279	—	209	176
Other	—	846	(561)	—	—	—
Net periodic benefit cost (income)	$4,804	$5,383	$4,490	$(184)	$92	$(50)

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

The service cost component of net periodic benefit cost (income) is reported in “General and administrative expenses” and “Operating expenses” on the consolidated statements of income, and the remaining components of net periodic benefit cost (income) are reported in “Other income, net.”

Adjustments to other comprehensive income related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
	(Thousands of Dollars)
Net unrecognized gain (loss) arising during the year:
Net actuarial gain (loss)	$8,790	$(5,271)	$18,666	$(404)	$4,779	$(884)

Net (gain) loss reclassified into income:
Amortization of prior service credit	(1,876)	(1,876)	(2,057)	(1,145)	(1,145)	(1,145)
Amortization of net actuarial loss	75	1,129	2,279	—	209	176
Other	—	643	(561)	—	—	—
Net gain reclassified into income	(1,801)	(104)	(339)	(1,145)	(936)	(969)

Income tax expense	(69)	(24)	(61)	—	—	—
Total changes to other comprehensive income	$6,920	$(5,399)	$18,266	$(1,549)	$3,843	$(1,853)

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The amounts recorded as a component of “Accumulated other comprehensive loss” on the consolidated balance sheets related to our Pension Plans and other postretirement benefit plans were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2023	2022	2023	2022
	(Thousands of Dollars)
Unrecognized actuarial gain (loss)	$1,618	$(7,247)	$30	$434
Prior service credit	3,878	5,754	2,594	3,739
Other	(36)	33	—	—
Accumulated other comprehensive income (loss), net of tax	$5,460	$(1,460)	$2,624	$4,173

Investment Policies and Strategies
The investment policies and strategies for the assets of our qualified Pension Plan incorporate a well-diversified approach that is expected to earn long-term returns from capital appreciation and a growing stream of current income. This approach recognizes that assets are exposed to risk, and the market value of the Pension Plan’s assets may fluctuate from year to year. Risk tolerance is determined based on our financial ability to withstand risk within the investment program and the willingness to accept return volatility. In line with the investment return objective and risk parameters, the Pension Plan’s mix of assets includes a diversified portfolio of equity and fixed-income instruments. The aggregate asset allocation is reviewed on an annual basis. As of December 31, 2023, the target allocations for plan assets were approximately 65% equity securities and 35% fixed income investments, with certain fluctuations permitted.

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

The major classes of plan assets measured at fair value for the Pension Plan were as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Cash equivalent securities	$373	$—	$—	$373
Equity securities:
U.S. large cap equity fund (a)	—	99,301	—	99,301
International stock index fund (b)	17,715	—	—	17,715
Fixed income securities:
Bond market index fund (c)	58,796	—	—	58,796
Total	$76,884	$99,301	$—	$176,185

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Thousands of Dollars)
Cash equivalent securities	$789	$—	$—	$789
Equity securities:
U.S. large cap equity fund (a)	—	81,754	—	81,754
International stock index fund (b)	14,836	—	—	14,836
Fixed income securities:
Bond market index fund (c)	51,117	—	—	51,117
Total	$66,742	$81,754	$—	$148,496
(a)This fund is a low-cost equity index fund not actively managed that tracks the S&P 500. Fair values were estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.
(b)This fund tracks the performance of the Total International Composite Index.
(c)This fund tracks the performance of the Barclays Capital U.S. Aggregate Bond Index.

Contributions to the Pension Plans
For the year ended December 31, 2023, we contributed $11.2 million and $0.5 million to our Pension Plan and other postretirement benefit plans, respectively. During 2024, we expect to contribute approximately $9.6 million and $0.6 million to the Pension Plans and other postretirement benefit plans, respectively. We will monitor our funding status in 2024 to determine if any contributions are required by regulations or laws, or with respect to unfunded plans, necessary to fund current benefits.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the years ending December 31:

	Pension Plans	Other Postretirement Benefit Plans
	(Thousands of Dollars)
2024	$10,023	$580
2025	$11,151	$621
2026	$11,286	$665
2027	$11,619	$708
2028	$12,339	$753
2029-2033	$69,178	$4,363

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

The weighted-average assumptions used to determine the benefit obligations were as follows:

	Pension Plans		Other Postretirement Benefit Plans
	December 31,		December 31,
	2023	2022	2023	2022
Discount rate	5.08%	5.26%	5.06%	5.25%
Rate of compensation increase	3.99%	3.99%	n/a	n/a
Cash balance interest crediting rate	3.58%	3.76%	n/a	n/a

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The weighted-average assumptions used to determine the net periodic benefit cost (income) were as follows:

	Pension Plans			Other Postretirement Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.26%	3.10%	2.84%	5.25%	3.08%	2.83%
Expected long-term rate of return on plan assets	6.50%	6.00%	6.00%	n/a	n/a	n/a
Rate of compensation increase	3.99%	3.99%	3.51%	n/a	n/a	n/a
Cash balance interest crediting rate	3.76%	2.00%	2.00%	n/a	n/a	n/a

We sponsor a contributory postretirement health care plan for employees who retired prior to April 1, 2014. The plan has an annual limitation (a cap) on the increase of the employer’s share of the cost of covered benefits. The cap on the increase in employer’s cost is 2.5% per year. The assumed health care cost trend rates were as follows:

	December 31,
	2023	2022
Health care cost trend rate assumed for next year	6.88%	7.00%
Rate to which the cost trend rate was assumed to decrease (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2032	2032

22. UNIT-BASED COMPENSATION

Overview
2019 LTIP. In April 2019, our common unitholders approved the 2019 Long-Term Incentive Plan (2019 LTIP) for eligible employees, consultants and directors of NuStar Energy L.P., and of NuStar GP, LLC, and their respective affiliates who perform services for us and our subsidiaries. The 2019 LTIP allows for the awarding of (i) options; (ii) restricted units;
(iii) distribution equivalent rights (DERs); (iv) performance cash; (v) performance units; and (vi) unit awards. DERs entitle the participant to receive cash equal to cash distributions made on any award prior to its vesting. The 2019 LTIP, as amended and restated on April 27, 2023, permits the granting of awards totaling an aggregate of 7,500,000 common units, subject to adjustment as provided by the terms of the 2019 LTIP. The 2019 LTIP generally will be administered by the compensation committee of our Board of Directors. As of December 31, 2023, a total of 2,651,315 common units remained available to be awarded under the 2019 LTIP.

Other Plans. We sponsor the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, as amended (2000 LTIP), and the NuStar GP Holdings, LLC Long-Term Incentive Plan, as amended (2006 LTIP). Effective with the approval of the 2019 LTIP in April 2019, the 2000 LTIP and the 2006 LTIP terminated with respect to new grants; however, unvested restricted unit awards granted under the 2000 LTIP and the 2006 LTIP remain outstanding as of December 31, 2023.

The following table summarizes information pertaining to all our long-term incentive plans:

	Units Outstanding December 31,			Compensation Expense Year Ended December 31,
	2023	2022	2021	2023	2022	2021
				(Thousands of Dollars)
Restricted units:
Domestic employees	3,017,060	2,859,189	2,520,436	$14,580	$12,759	$11,892
Non-employee directors (NEDs)	143,374	133,604	129,312	967	1,021	856
International employees	—	—	21,760	—	(20)	139
Performance awards	—	—	33,695	2,815	2,442	3,047
Unit awards	—	—	—	—	—	4,645
Total	3,160,434	2,992,793	2,705,203	$18,362	$16,202	$20,579

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Common units issued under our long-term incentive plans, net of employee tax withholding requirements, were as follows:

	Year Ended December 31,
	2023	2022	2021
Restricted units	661,050	531,637	460,076
Performance awards	86,945	114,618	58,070
Unit awards	—	186,190	—
Total	747,995	832,445	518,146

Restricted Units
Our restricted unit awards are considered phantom units, as they represent the right to receive our common units upon vesting. We account for restricted units as either equity-classified awards or liability-classified awards, depending on expected method of settlement. Awards we settle with the issuance of common units upon vesting are equity-classified. Awards we settle in cash upon vesting are liability-classified. We record compensation expense ratably over the vesting period based on the fair value of the common units at the grant date (for domestic employees and NEDs), or, prior to the sale of our Point Tupper Terminal Operations on April 29, 2022, the fair value of the common units measured at each reporting period (for international employees). DERs paid with respect to outstanding equity-classified unvested restricted units reduce equity, similar to cash distributions to unitholders, whereas DERs paid with respect to outstanding liability-classified unvested restricted units were expensed prior to the sale of our Point Tupper Terminal Operations on April 29, 2022. In connection with the DERs for equity awards, we paid $2.7 million, $2.5 million and $2.4 million respectively, in cash, for the years ended December 31, 2023, 2022 and 2021.

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

International Employees. Prior to the sale of our Point Tupper Terminal Operations on April 29, 2022, the outstanding restricted units granted to international employees were cash-settled and accounted for as liability-classified awards. These awards vested over three years and the fair value was equal to the market price of our common units at each reporting period. For the year ended December 31, 2022, 11,364 restricted units vested, and 10,396 restricted units were forfeited related to our international employees.

A summary of our equity-classified restricted unit awards is as follows:

	Measured at Grant Date Fair Value
	Number of Units	Weighted-Average Fair Value Per Unit
Nonvested units as of January 1, 2021	2,333,894	$17.70
Granted	1,049,081	16.28
Vested	(630,888)	20.07
Forfeited	(102,339)	14.28
Nonvested units as of December 31, 2021	2,649,748	16.57
Granted	1,206,824	16.09
Vested	(738,701)	17.79
Forfeited	(125,078)	16.23
Nonvested units as of December 31, 2022	2,992,793	16.08
Granted	1,112,965	17.49
Vested	(921,890)	16.81
Forfeited	(23,434)	15.93
Nonvested units as of December 31, 2023	3,160,434	16.39

The total fair value of our equity-classified restricted unit awards vested for the years ended December 31, 2023, 2022 and 2021 was $16.1 million, $11.9 million and $10.3 million, respectively. We issued 661,050, 531,637 and 460,076 common units in

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
connection with these award vestings, net of employee tax withholding requirements, for the years ended December 31, 2023, 2022 and 2021, respectively. Unrecognized compensation cost related to our equity-classified employee awards totaled $49.2 million as of December 31, 2023, which we expect to recognize over a weighted-average period of 3.6 years.

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

A summary of our performance awards is shown below:

		Performance Unit Awards
			Granted for Accounting Purposes
	Performance Cash Awards	Total Performance Unit Awards Granted	Performance Unit Awards	Weighted-Average Grant Date Fair Value per Unit
	(Thousands of Dollars)
Outstanding as of January 1, 2021	$2,167	87,122	57,448	$13.21
Granted	2,254	4,021	33,695	15.79
Vested (a)	(672)	(53,427)	(53,427)	13.21
Forfeited	(51)	(4,021)	(4,021)	13.21
Outstanding as of December 31, 2021	3,698	33,695	33,695	15.79
Granted	2,954	—	—	—
Performance adjustment (b)	—	14,839	14,839	15.79
Vested (a)	(1,507)	(48,534)	(48,534)	15.79
Outstanding as of December 31, 2022	5,145	—	—	—
Granted	3,287	—	—	—
Vested (a)	(2,575)	—	—	—
Forfeited	(141)	—	—	—
Outstanding as of December 31, 2023	$5,716	—	—	—
(a)For the years ended December 31, 2023, 2022 and 2021, we settled performance cash awards with 149,608, 137,931 and 43,733 common units, respectively, and issued 86,945, 84,778 and 26,704 common units, net of employee tax withholding requirements, respectively.
(b)For the year ended December 31, 2022, common units granted and issued upon vesting resulted from performance units earned at 150% of the 2021 target.

The total fair value of our performance unit awards vested for the years ended December 31, 2022 and 2021 was $0.8 million and $0.8 million, respectively. For the years ended December 31, 2022 and 2021 we issued 29,840 and 31,366 common units in connection with the performance unit award vestings, net of employee tax withholding requirements, respectively. In January 2024, we settled performance cash awards, net of employee tax withholding requirements, in cash for $1.6 million.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Unit Awards
Unit awards are equity-classified awards of fully vested common units. We accrued compensation expense in 2021 that was paid in unit awards in the first quarter of 2022. We base the number of unit awards granted on the fair value of the common units at the grant date. A summary of our unit awards is shown below:

Date of Grant	Grant Date Fair Value	Unit Awards Granted	Common Units Issued, Net of Employee Withholding Tax
	(Thousands of Dollars)
February 2022	$4,645	280,685	186,190

23. INCOME TAXES
Components of income tax expense related to certain of our operations conducted through separate taxable wholly owned corporate subsidiaries were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Current:
U.S.	$4,292	$3,558	$3,755
Foreign	—	272	221
Foreign withholding tax	519	355	1,281
Total current	4,811	4,185	5,257

Deferred:
U.S.	601	341	(93)
Foreign	—	(1,287)	(531)
Foreign withholding tax	—	—	(745)
Total deferred	601	(946)	(1,369)

Income tax expense	$5,412	$3,239	$3,888

The difference between income tax expense recorded in our consolidated statements of income and income taxes computed by applying the applicable statutory federal income tax rate to income before income tax expense is due to the fact that the majority of our income is not subject to federal income tax due to our status as a limited partnership. We record a tax provision related to the amount of undistributed earnings of our foreign subsidiaries expected to be repatriated.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The tax effects of significant temporary differences representing deferred income tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(Thousands of Dollars)
Deferred income tax assets:
Net operating losses	$19,340	$17,710
Capital loss	3,714	3,714
Other	701	793
Total deferred income tax assets	23,755	22,217
Less: Valuation allowance	(22,866)	(21,573)
Net deferred income tax assets	889	644

Deferred income tax liabilities:
Property, plant and equipment	(4,420)	(3,534)
Foreign withholding tax	(330)	(286)
Other	(72)	(43)
Total deferred income tax liabilities	(4,822)	(3,863)

Net deferred income tax liability	$(3,933)	$(3,219)

As of December 31, 2023, our U.S. and foreign corporate operations have net operating loss carryforwards for tax purposes totaling $49.2 million and $30.1 million, respectively, which are subject to various limitations on use and expire in years 2032 through 2034 for U.S. losses and in years 2024 through 2034 for foreign losses. However, U.S. losses generated after
December 31, 2017, totaling $5.1 million, can be carried forward indefinitely. As of December 31, 2023, our U.S. corporate operations have a capital loss carryforward for tax purposes totaling $17.7 million, which is subject to limitations on use and expires in 2024.

As of December 31, 2023 and 2022, we have a valuation allowance of $22.9 million and $21.6 million, respectively, related to our deferred tax assets on net operating losses and capital losses. We estimate the amount of valuation allowance based upon our expectations of taxable income in the various jurisdictions in which we operate and the period over which we can utilize those future deductions. The valuation allowance reflects uncertainties related to our ability to utilize certain net operating loss carryforwards before they expire. In 2023, there was a $0.4 million decrease in the valuation allowance for the U.S. net operating loss and a $1.7 million increase in the foreign net operating loss valuation allowance due to changes in our estimates of the amount of loss carryforwards that will be realized, based upon future taxable income.

The realization of net deferred income tax assets recorded as of December 31, 2023 is dependent upon our ability to generate future taxable income in the United States. We believe it is more likely than not that the net deferred income tax assets as of December 31, 2023 will be realized, based on expected future taxable income.

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
Results of operations for the reportable segments were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Revenues:
Pipeline	$873,869	$828,191	$762,238
Storage	319,599	334,549	427,668
Fuels marketing	440,725	520,486	428,608
Consolidation and intersegment eliminations	(6)	(3)	(14)
Total revenues	$1,634,187	$1,683,223	$1,618,500

Depreciation and amortization expense:
Pipeline	$175,930	$178,802	$179,088
Storage	75,052	73,076	87,500
Segment depreciation and amortization expense	250,982	251,878	266,588
Other depreciation and amortization expense	4,728	7,358	7,792
Total depreciation and amortization expense	$255,710	$259,236	$274,380

Reconciliation of segment operating income to income before income tax expense:
Pipeline	$483,188	$438,670	$321,472
Storage	87,609	61,081	24,800
Fuels marketing	32,926	33,536	11,181
Segment operating income	603,723	533,287	357,453
Gain on sale of assets	41,075	—	—
General and administrative expenses	129,846	117,116	113,207
Other depreciation and amortization expense	4,728	7,358	7,792
Operating income	510,224	408,813	236,454
Interest expense, net	(241,364)	(209,009)	(213,985)
Other income, net	10,215	26,182	19,644
Income before income tax expense	$279,075	$225,986	$42,113

Revenues by geographic area are shown in the table below:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
United States	$1,628,215	$1,667,672	$1,582,672
Foreign	5,972	15,551	35,828
Total revenues	$1,634,187	$1,683,223	$1,618,500

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the years ended December 31, 2023, 2022 and 2021, Valero Energy Corporation accounted for approximately 22%, or $360.4 million, 18%, or $307.3 million, and 19%, or $308.5 million, of our revenues, respectively. These revenues were included in our pipeline and storage segments for the year ended December 31, 2023, and in all of our reportable business segments for the years ended December 31, 2022 and 2021. No other single customer accounted for 10% or more of our consolidated revenues.

Total amounts of property, plant and equipment, net by geographic area were as follows:

	December 31,
	2023	2022
	(Thousands of Dollars)
United States	$3,234,544	$3,359,427
Foreign	47,993	43,656
Property, plant and equipment, net	$3,282,537	$3,403,083

Total assets by reportable segment were as follows:

	December 31,
	2023	2022
	(Thousands of Dollars)
Pipeline	$3,292,546	$3,360,685
Storage	1,398,929	1,438,609
Fuels marketing	46,151	37,763
Total segment assets	4,737,626	4,837,057
Other partnership assets	158,766	136,629
Total assets	$4,896,392	$4,973,686

Capital expenditures by reportable segment were as follows:

	Year Ended December 31,
	2023	2022	2021
	(Thousands of Dollars)
Pipeline	$100,759	$90,430	$67,340
Storage	43,584	47,222	112,043
Other partnership assets	3,165	2,978	1,750
Capital expenditures	$147,508	$140,630	$181,133

25. SUBSEQUENT EVENT

On January 22, 2024, NuStar Energy entered into an Agreement and Plan of Merger (the Merger Agreement) with Sunoco LP, a Delaware limited partnership (Sunoco), Saturn Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Sunoco (Merger Sub), Riverwalk Logistics, L.P., NuStar GP, LLC, and Sunoco GP LLC, a Delaware limited liability company and sole general partner of Sunoco (the Sunoco GP). The Merger Agreement provides that, among other things and on the terms and subject to the conditions set forth therein, Sunoco will acquire NuStar Energy in an all-equity transaction by means of a merger of Merger Sub with and into NuStar Energy (the Merger) with NuStar Energy surviving the Merger as a subsidiary of Sunoco.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each NuStar Energy common unit issued and outstanding immediately prior to the Effective Time will be converted into and shall thereafter represent the right to receive 0.400 of a common unit of Sunoco and, if applicable, cash in lieu of fractional units. In addition, prior to the Effective Time, we will declare and pay a special cash distribution to our common unitholders in the amount of $0.212 per common unit (the Special Distribution) (in addition to continuing to pay our quarterly distributions in the ordinary course, subject to certain conditions, until the Effective Time).

NUSTAR ENERGY L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Each Series A, B and C Preferred Unit issued and outstanding immediately prior to the Effective Time will remain issued and outstanding from and after the Effective Time as limited partnership interests of the surviving entity having the same terms as are applicable to the applicable series of NuStar Energy preferred unit immediately prior to the Effective Time.

The completion of the Merger is subject to the fulfillment or waiver of certain conditions, including, among others: approval and adoption by NuStar Energy’s common unitholders of the Merger Agreement and the transactions contemplated thereby, including the Merger; expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and the effectiveness of the registration statement on Form S-4 to be filed by Sunoco pursuant to which Sunoco common units to be issued in connection with the Merger are registered with the U.S. Securities and Exchange Commission (the SEC).

The Merger Agreement contains termination rights for each of NuStar Energy and Sunoco. Upon termination of the Merger Agreement under specified circumstances, including the termination by Sunoco in the event of an adverse recommendation change by our Board of Directors or by NuStar Energy to accept a Superior Proposal (as defined in the Merger Agreement), NuStar Energy would be required to pay Sunoco a termination fee of approximately $90.3 million.

Concurrently with the entry into the Merger Agreement, NuStar Energy and Sunoco entered into an agreement (the Support Agreement) with Energy Transfer LP (Energy Transfer), a Delaware limited partnership and the sole member of the Sunoco GP. The Support Agreement provides, among other things, that Energy Transfer will not transfer its ownership interest in the Sunoco GP, any of the Sunoco incentive distribution rights owned by it or any material portion of the Sunoco common units owned by it prior to the Effective Time. Energy Transfer has also agreed to be bound by the terms of the non-solicitation provisions in the Merger Agreement with respect to competing proposals for Sunoco and the Sunoco GP and to abide by certain covenants with respect to regulatory approvals, SEC filings, confidentiality and litigation, among other things.

The foregoing descriptions of the Merger Agreement and the Support Agreement and the transactions contemplated thereby, including the Merger, are summaries, do not purport to be complete and are qualified in their entirety by reference to the full text of the Merger Agreement and the Support Agreement.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of December 31, 2023.
INTERNAL CONTROL OVER FINANCIAL REPORTING
(a)Management’s Report on Internal Control over Financial Reporting.
Management’s report on NuStar Energy L.P.’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, and is incorporated herein by reference.
(b)Attestation Report of the Registered Public Accounting Firm.
The report of KPMG LLP on NuStar Energy L.P.’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data” of this Form 10-K, and is incorporated herein by reference.
(c)Changes in Internal Control over Financial Reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION
(a) None.
(b) Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending December 31, 2023, we did not adopt or terminate and none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required to be disclosed under this Item 10. is incorporated by reference to the following sections of our Proxy Statement for the 2024 annual meeting of unitholders (Proxy Statement), which is expected to be filed within 120 days after the end of the fiscal year covered by this Form 10-K: “Corporate Governance;” “Proposal No. 1 Election of Directors;” “Information About Our Executive Officers,” and “Compensation Discussion and Analysis–Compensation Related Policies.”

ITEM 11.    EXECUTIVE COMPENSATION
Information required to be disclosed under this Item 11. is incorporated by reference to the following sections of our Proxy Statement: “Compensation Discussion and Analysis;” “Evaluation of Compensation Risk;” “Summary Compensation Table;” “Pay Ratio;” “Grants of Plan-Based Awards During the Year Ended December 31, 2023;” “Outstanding Equity Awards at December 31, 2023;” “Option Exercises and Units Vested During the Year Ended December 31, 2023;” “Pension Benefits for the Year Ended December 31, 2023;” “Nonqualified Deferred Compensation for the Year Ended December 31, 2023;” “Potential Payments Upon Termination or Change of Control;” “Pay Versus Performance;” “Director Compensation;” “Corporate Governance-Compensation Committee Interlocks and Insider Participation;” “Compensation Committee Report;” “Corporate Governance-Board Structure and Governance;” and “Corporate Governance–Committees of the Board.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Information required to be disclosed under this Item 12. is incorporated by reference to the following sections of our Proxy Statement: “Security Ownership.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required to be disclosed under this Item 13. is incorporated by reference to the following sections of our Proxy Statement: “Corporate Governance-Director Independence;” “Corporate Governance–Board Structure and Governance;” and “Certain Relationships and Related Party Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is KPMG LLP, San Antonio, Texas, Auditor Firm ID: 185.
Information required to be disclosed under this Item 14. is incorporated by reference to the following sections of our Proxy Statement: “KPMG Fees;” and “Audit Committee Pre-Approval Policy.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements. The following consolidated financial statements of NuStar Energy L.P. and its subsidiaries are included in Part II, Item 8 of this Form 10-K:

Management’s Report on Internal Control over Financial Reporting
Reports of Independent Registered Public Accounting Firm (KPMG LLP)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
Consolidated Statements of Partners’ Equity and Mezzanine Equity for the Years Ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements

	(2)
Financial Statement Schedules and Other Financial Information. No financial statement schedules are submitted because either they are inapplicable or because the required information is included in the consolidated financial statements or notes thereto.

	(3)	Exhibits.
		The following are filed or furnished, as applicable, as part of this Form 10-K:

Exhibit Number	Description	Incorporated by Reference to the Following Document

2.01	Agreement and Plan of Merger, dated as of January 22, 2024, among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., NuStar GP, LLC, Riverwalk Logistics, L.P., and Sunoco GP LLC	NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2024 (File No. 001-16417), Exhibit 2.01

3.01	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics, L.P. (n/k/a NuStar Energy L.P.), effective January 1, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.3

3.02	Amendment to Certificate of Limited Partnership of Valero L.P. (n/k/a NuStar Energy L.P.), dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Current Report on Form 8-K filed March 27, 2007 (File No. 001-16417), Exhibit 3.01

3.03	Eighth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of July 20, 2018	NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417), Exhibit 3.1

3.04	Amendment No. 1 to Eighth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of January 22, 2024	NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2024 (File No. 001-16417), Exhibit 2.01

3.05	Amended and Restated Certificate of Limited Partnership of Shamrock Logistics Operations, L.P. (n/k/a NuStar Logistics, L.P.), dated as of January 7, 2002 and effective January 8, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.8

3.06	Certificate of Amendment to Certificate of Limited Partnership of Valero Logistics Operations, L.P. (n/k/a NuStar Logistics, L.P.), dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.03

3.07	Certificate of Amendment to Certificate of Limited Partnership of NuStar Logistics, L.P., dated and effective as of March 18, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2014 (File No. 001-16417), Exhibit 3.09

3.08	Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P. (n/k/a NuStar Logistics, L.P.), dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.9

3.09	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P. (n/k/a NuStar Logistics, L.P.), effective as of April 16, 2001	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2001 (File No. 001-16417), Exhibit 4.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
3.10	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Shamrock Logistics Operations, L.P. (n/k/a NuStar Logistics, L.P.), dated as of January 7, 2002	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.10

3.11	Certificate of Limited Partnership of Riverwalk Logistics, L.P., dated as of June 5, 2000	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.7

3.12	First Amended and Restated Limited Partnership Agreement of Riverwalk Logistics, L.P., dated as of April 16, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.16

3.13	Certificate of Formation of Shamrock Logistics GP, LLC (n/k/a NuStar GP, LLC), dated as of December 7, 1999	NuStar Energy L.P.’s Registration Statement on Form S-1 filed August 14, 2000 (File No. 333-43668), Exhibit 3.9

3.14	Certificate of Amendment to Certificate of Formation of Shamrock Logistics GP, LLC (n/k/a NuStar GP, LLC), dated as of December 31, 2001	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2001 (File No. 001-16417), Exhibit 3.14

3.15	Certificate of Amendment to Certificate of Formation of Valero GP, LLC (n/k/a NuStar GP, LLC), dated March 21, 2007 and effective April 1, 2007	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2007 (File No. 001-16417), Exhibit 3.02

3.16	Second Amended and Restated Limited Liability Company Agreement of NuStar GP, LLC, dated as of July 20, 2018	NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417), Exhibit 3.2

4.01	Description of Securities	*

4.02	Indenture, dated as of July 15, 2002, among Valero Logistics Operations, L.P., as Issuer, Valero L.P., as Guarantor, and The Bank of New York, as Trustee, relating to Senior Debt Securities	NuStar Energy L.P.’s Current Report on Form 8-K filed July 15, 2002 (File No. 001-16417), Exhibit 4.1

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

10.02
First Amendment to Second Amended and Restated 5-Year Revolving Credit Agreement, dated as of June 30, 2023, among NuStar Logistics, L.P., NuStar Energy L.P., NuStar Pipeline Operating Partnership L.P., Wells Fargo Bank, National Association, and the lenders party thereto
NuStar Energy L.P.’s Current Report on Form 8-K filed June 30, 2023 (File No. 001-16417), Exhibit 10.01

10.03	Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of June 1, 2008	NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417), Exhibit 10.1

10.04
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
NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417), Exhibit 10.4

10.07	Lease Agreement between the Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of October 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417), Exhibit 10.5

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.08
First Supplement and Amendment to Lease Agreement (Series 2010A), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P.
NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417), Exhibit 10.6

10.09	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of December 1, 2010	NuStar Energy L.P.’s Current Report on Form 8-K filed December 30, 2010 (File No. 001-16417), Exhibit 10.01

10.10
First Supplement and Amendment to Lease Agreement (Series 2010B), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P.
NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417), Exhibit 10.8

10.11	Lease Agreement between Parish of St. James, State of Louisiana and NuStar Logistics, L.P. dated as of August 1, 2011	NuStar Energy L.P.’s Current Report on Form 8-K filed August 10, 2011 (File No. 001-16417), Exhibit 10.01

10.12
First Supplement and Amendment to Lease Agreement (Series 2011), dated June 1, 2020, among the Parish of St. James, State of Louisiana, NuStar Logistics, L.P., NuStar Energy L.P. and NuStar Pipeline Operating Partnership L.P.
NuStar Energy L.P.’s Current Report on Form 8-K filed June 5, 2020 (File No. 001-16417), Exhibit 10.10

10.13
Purchase and Sale Agreement, dated as of June 15, 2015, among NuStar Energy Services, Inc., NuStar Logistics, L.P., NuStar Pipeline Operating Partnership L.P. and NuStar Supply & Trading LLC, as Originators, NuStar Energy L.P., as Servicer, and NuStar Finance LLC, as Buyer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.1

10.14
Receivables Financing Agreement, dated as of June 15, 2015, by and among NuStar Finance LLC, as Borrower, the persons from time to time party thereto as Lenders and Group Agents, PNC Bank, National Association, as Administrative Agent, and NuStar Energy L.P., as initial Servicer
NuStar Energy L.P.'s Current Report on Form 8-K filed June 19, 2015 (File No. 001-16417), Exhibit 10.2

10.15
Omnibus Amendment, dated as of January 15, 2016, which is the First Amendment to the Purchase and Sale Agreement referenced above and the First Amendment to the Receivables Financing Agreement referenced above among the respective parties thereto
NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.26

10.16
Second Amendment to Purchase and Sale Agreement, dated as of September 20, 2017, by and among the Originators listed therein, NuStar Energy L.P., NuStar Finance LLC, Mizuho Bank, Ltd. and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417), Exhibit 10.01

10.17
Second Amendment to Receivables Financing Agreement, dated as of September 20, 2017, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed September 20, 2017 (File No. 001-16417), Exhibit 10.02

10.18
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
10.19
Fourth Amendment to Receivables Financing Agreement, dated as of April 29, 2019, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, Mizuho Bank, Ltd. and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed April 29, 2019 (File No. 001-16417), Exhibit 10.1

10.20
Fifth Amendment to Receivables Financing Agreement, dated as of September 3, 2020, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed September 3, 2020 (File No. 001-16417), Exhibit 10.01

10.21
Sixth Amendment to Receivables Financing Agreement, dated as of January 28, 2022, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed January 31, 2022 (File No. 001-16417), Exhibit 10.02

10.22
Seventh Amendment to Receivables Financing Agreement, dated as of June 29, 2023, by and among NuStar Finance, LLC, as Borrower, NuStar Energy L.P., as initial Servicer, and PNC Bank, National Association
NuStar Energy L.P.’s Current Report on Form 8-K filed June 30, 2023 (File No. 001-16417), Exhibit 10.02

+10.23	NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, amended and restated as of January 28, 2016	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-16417), Exhibit 10.30

+10.24	First Amendment to the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan, dated as of February 7, 2018	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-16417), Exhibit 10.31

+10.25	Form of Restricted Unit Award Agreement under the NuStar GP, LLC Fifth Amended and Restated 2000 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2016 (File No. 001-16417), Exhibit 10.28

+10.26	NuStar GP Holdings, LLC Long-Term Incentive Plan, amended and restated as of April 1, 2007	NuStar GP Holdings, LLC’s Quarterly Report on Form 10-Q for quarter ended June 30, 2007 (File No. 001-32040), Exhibit 10.04

+10.27	First Amendment to the NuStar GP Holdings, LLC Long-Term Incentive Plan, dated as of February 7, 2018	NuStar GP Holdings, LLC’s Annual Report on Form 10-K for year ended December 31, 2017 (File No. 001-32040), Exhibit 10.46

+10.28	Form of Converted Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed July 20, 2018 (File No. 001-16417), Exhibit 10.1

+10.29	Form of Restricted Unit Award Agreement under the NuStar GP Holdings, LLC Amended and Restated Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018 (File No. 001-16417), Exhibit 10.06

+10.30	Form of Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417), Exhibit 10.2

+10.31	Form of Non-employee Director Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed April 23, 2019 (File No. 001-16417), Exhibit 10.3

+10.32	Form of 2020 Performance Cash Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2020 (File No. 001-16417), Exhibit 10.11

+10.33	Form of 2020 Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2020 (File No. 001-16417), Exhibit 10.43

+10.34	Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Current Report on Form 8-K filed April 28, 2023 (File No. 001-16417), Exhibit 10.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
+10.35	Form of 2021 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended June 30, 2021 (File No. 001-16417), Exhibit 10.02

+10.36	Form of 2021 Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-16417), Exhibit 10.35

+10.37	Form of 2021 Non-employee Director Restricted Unit Award Agreement under the NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2021 (File No. 001-16417), Exhibit 10.36

+10.38	Form of 2022 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2022 (File No. 001-16417), Exhibit 10.03

+10.39	Form of 2022 Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2022 (File No. 001-16417), Exhibit 10.37

+10.40	Form of 2022 Non-employee Director Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2022 (File No. 001-16417), Exhibit 10.38

+10.41	Form of 2023 Performance Cash Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	*

+10.42	Form of 2023 Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	*

+10.43	Form of 2023 Non-employee Director Restricted Unit Award Agreement under the Amended and Restated NuStar Energy L.P. 2019 Long-Term Incentive Plan	*

+10.44	NuStar Energy L.P. Annual Bonus Plan	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2006 (File No. 001-16417), Exhibit 10.18

+10.45	Form of NuStar Energy L.P. Amended and Restated Change of Control Severance Agreement	NuStar Energy L.P.’s Current Report on Form 8-K filed August 4, 2016 (File No. 001-16417), Exhibit 10.1

+10.46	NuStar Excess Pension Plan, amended and restated effective as of January 1, 2014	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2015 (File No. 001-16417), Exhibit 10.45

+10.47	Amendment to NuStar Excess Pension Plan, effective October 9, 2018	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018 (File No. 001-16417), Exhibit 10.04

+10.48	NuStar Excess Thrift Plan, amended and restated effective as of January 1, 2008	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2008 (File No. 001-16417), Exhibit 10.30

+10.49	Amendment to NuStar Excess Thrift Plan, effective as of January 1, 2017	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2017 (File No. 001-16417), Exhibit 10.02

+10.50	Amendment No. 2 to NuStar Excess Thrift Plan, effective October 9, 2018	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2018 (File No. 001-16417), Exhibit 10.05

10.51	Lease Agreement between NuStar Logistics, L.P. as Tenant and NS San Antonio TX Landlord, LLC as Landlord, dated March 21, 2023	NuStar Energy L.P.’s Current Report on Form 8-K filed March 21, 2023 (File No. 001-16417), Exhibit 10.1

Exhibit Number	Description	Incorporated by Reference to the Following Document
10.52	Amended and Restated Aircraft Time Sharing Agreement, dated as of September 4, 2009, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2009 (File No. 001-16417), Exhibit 10.24

10.53	First Amendment to Amended and Restated Aircraft Time Sharing Agreement, dated as of August 18, 2017, between NuStar Logistics, L.P. and William E. Greehey	NuStar Energy L.P.’s Quarterly Report on Form 10-Q for quarter ended September 30, 2017 (File No. 001-16417), Exhibit 10.02

10.54	Support Agreement, dated as of January 22, 2024, by and among Sunoco LP, NuStar Energy L.P. and Energy Transfer LP.	NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2024 (File No. 001-16417), Exhibit 10.01

19.01	Insider Trading Policy	*

21.01	List of subsidiaries of NuStar Energy L.P.	*

22.01	Subsidiary Guarantors and Issuers of Guaranteed Securities	*

23.01	Consent of KPMG LLP dated February 22, 2024	*

24.01	Powers of Attorney (included in signature page of this Form 10-K)	*

31.01	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal executive officer	*

31.02	Rule 13a-14(a) Certification (under Section 302 of the Sarbanes-Oxley Act of 2002) of principal financial officer	*

32.01	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal executive officer	**

32.02	Section 1350 Certification (under Section 906 of the Sarbanes-Oxley Act of 2002) of principal financial officer	**

97.01	Policy on Recovery of Incentive-based Compensation	*

101.INS	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover page Interactive Data File - Formatted in Inline XBRL and contained in Exhibit 101	*

*	Filed herewith.

**	Furnished herewith.

+	Identifies management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15 of Form 10-K.

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
February 22, 2024

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
February 22, 2024

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President - Chief Information Officer and Controller
February 22, 2024

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

Signature	Title	Date

/s/ Bradley C. Barron	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Bradley C. Barron

/s/ Thomas R. Shoaf	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Thomas R. Shoaf

/s/ Jorge A. del Alamo	Senior Vice President - Chief Information Officer and Controller (Principal Accounting Officer)	February 22, 2024
Jorge A. del Alamo

/s/ J. Dan Bates	Director	February 22, 2024
J. Dan Bates

/s/ Jelynne LeBlanc Burley	Director	February 22, 2024
Jelynne LeBlanc Burley

/s/ William B. Burnett	Director	February 22, 2024
William B. Burnett

/s/ Ed A. Grier	Director	February 22, 2024
Ed A. Grier

/s/ Dan J. Hill	Director	February 22, 2024
Dan J. Hill

/s/ Robert J. Munch	Director	February 22, 2024
Robert J. Munch

/s/ W. Grady Rosier	Director	February 22, 2024
W. Grady Rosier

/s/ Martin Salinas, Jr.	Director	February 22, 2024
Martin Salinas, Jr.

/s/ Suzanne Allford Wade	Director	February 22, 2024
Suzanne Allford Wade