Form 10-Q
period 2024-03-31
NuStar Energy L.P.
filed 2024-04-29
CIK 1110805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The number of common units outstanding as of April 26, 2024 was 126,535,349.

NUSTAR ENERGY L.P.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, Thousands of Dollars, Except Unit Data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,374	$2,765
Accounts receivable	140,522	135,787
Inventories	18,057	18,623
Prepaid and other current assets	22,061	29,927
Total current assets	186,014	187,102
Property, plant and equipment, at cost	5,825,323	5,789,927
Accumulated depreciation and amortization	(2,560,477)	(2,507,390)
Property, plant and equipment, net	3,264,846	3,282,537
Intangible assets, net	466,654	476,063
Goodwill	732,356	732,356
Other long-term assets, net	212,255	218,334
Total assets	$4,862,125	$4,896,392

Liabilities and Partners’ Equity
Current liabilities:
Accounts payable	$62,793	$77,050
Current portion of finance leases	4,958	4,951
Accrued interest payable	77,903	39,975
Accrued liabilities	74,535	88,062
Taxes other than income tax	8,443	10,948
Total current liabilities	228,632	220,986
Long-term debt, less current portion of finance leases	3,394,454	3,410,338
Deferred income tax liability	3,940	3,933
Other long-term liabilities	216,236	214,854
Total liabilities	3,843,262	3,850,111

Commitments and contingencies (Note 5)

Partners’ equity (Note 6):
Preferred limited partners
Series A (9,060,000 units outstanding as of March 31, 2024 and December 31, 2023)	218,307	218,307
Series B (15,400,000 units outstanding as of March 31, 2024 and December 31, 2023)	371,476	371,476
Series C (6,900,000 units outstanding as of March 31, 2024 and December 31, 2023)	166,518	166,518
Common limited partners (126,535,271 and 126,516,713 units outstanding as of March 31, 2024 and December 31, 2023, respectively)	285,303	312,905
Accumulated other comprehensive loss	(22,741)	(22,925)
Total partners’ equity	1,018,863	1,046,281
Total liabilities and partners’ equity	$4,862,125	$4,896,392
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, Thousands of Dollars, Except Unit and Per Unit Data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Service revenues	$278,539	$285,266
Product sales	112,288	108,601
Total revenues	390,827	393,867
Costs and expenses:
Costs associated with service revenues:
Operating expenses (excluding depreciation and amortization expense)	85,901	89,162
Depreciation and amortization expense	63,603	62,054
Total costs associated with service revenues	149,504	151,216
Costs associated with product sales	94,166	93,461
General and administrative expenses (excluding depreciation and amortization expense)	42,237	28,725
Other depreciation and amortization expense	1,053	1,555
Total costs and expenses	286,960	274,957
Gain on sale of assets	—	41,075
Operating income	103,867	159,985
Interest expense, net	(62,480)	(57,371)
Other income, net	2,599	4,509
Income before income tax expense	43,986	107,123
Income tax expense	1,244	1,187
Net income	$42,742	$105,936

Basic and diluted net income per common unit (Note 7)	$0.15	$0.61
Basic and diluted weighted-average common units outstanding	126,533,909	110,880,981

Comprehensive income	$42,926	$106,140
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, Thousands of Dollars)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$42,742	$105,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	64,656	63,609
Amortization of unit-based compensation	4,340	3,628
Amortization of debt related items	3,011	2,607
Gain on sale of assets	—	(41,075)
Changes in current assets and current liabilities (Note 8)	20,714	32,614
Decrease in other long-term assets, net	4,681	3,294
Increase (decrease) in other long-term liabilities	1,510	(1,729)
Other, net	(1,920)	(4,300)
Net cash provided by operating activities	139,734	164,584

Cash flows from investing activities:
Capital expenditures	(34,644)	(22,083)
Change in accounts payable related to capital expenditures	(5,546)	(4,308)
Proceeds from insurance recoveries	—	12,395
Proceeds from sale or disposition of assets	42	102,670
Net cash (used in) provided by investing activities	(40,148)	88,674

Cash flows from financing activities:
Proceeds from long-term debt borrowings	142,500	120,300
Long-term debt repayments	(159,600)	(301,600)
Distributions to preferred unitholders	(23,283)	(32,661)
Distributions to common unitholders	(50,613)	(44,362)
Other, net	(5,913)	(4,365)
Net cash used in financing activities	(96,909)	(262,688)

Effect of foreign exchange rate changes on cash	32	170
Net increase (decrease) in cash, cash equivalents and restricted cash	2,709	(9,260)
Cash, cash equivalents and restricted cash as of the beginning of the period	12,016	23,377
Cash, cash equivalents and restricted cash as of the end of the period	$14,725	$14,117
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY AND MEZZANINE EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited, Thousands of Dollars, Except Per Unit Data)

	Limited Partners				Mezzanine Equity
	Preferred	Common	Accumulated Other Comprehensive Loss	Total Partners’ Equity (Note 6)	Series D Preferred Limited Partners	Total
Balance as of January 1, 2024	$756,301	$312,905	$(22,925)	$1,046,281	$—	$1,046,281
Net income	23,266	19,476	—	42,742	—	42,742
Other comprehensive income	—	—	184	184	—	184
Distributions to partners:
Series A, B and C preferred	(23,266)	—	—	(23,266)	—	(23,266)
Common ($0.40 per unit)	—	(50,613)	—	(50,613)	—	(50,613)
Unit-based compensation	—	3,546	—	3,546	—	3,546
Other	—	(11)	—	(11)	—	(11)
Balance as of March 31, 2024	$756,301	$285,303	$(22,741)	$1,018,863	$—	$1,018,863

Balance as of January 1, 2023	$756,301	$177,620	$(31,605)	$902,316	$446,970	$1,349,286
Net income	21,584	73,203	—	94,787	11,149	105,936
Other comprehensive income	—	—	204	204	—	204
Distributions to partners:
Series A, B and C preferred	(21,584)	—	—	(21,584)	—	(21,584)
Common ($0.40 per unit)	—	(44,362)	—	(44,362)	—	(44,362)
Series D preferred	—	—	—	—	(11,149)	(11,149)
Unit-based compensation	—	4,384	—	4,384	—	4,384
Series D Preferred Unit accretion	—	(3,671)	—	(3,671)	3,671	—
Other	—	(10)	—	(10)	—	(10)
Balance as of March 31, 2023	$756,301	$207,164	$(31,401)	$932,064	$450,641	$1,382,705
See Condensed Notes to Consolidated Financial Statements.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations
NuStar Energy L.P. (NuStar Energy) is a publicly traded Delaware limited partnership. Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole. Our business is managed under the direction of the board of directors of NuStar GP, LLC (the Board of Directors), the general partner of our general partner, Riverwalk Logistics, L.P., both of which are indirectly wholly owned subsidiaries of ours. As of March 31, 2024, our limited partner interests consisted of the following:
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

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the Effective Time), each NuStar Energy common unit issued and outstanding immediately prior to the Effective Time will be converted into and shall thereafter represent the right to receive 0.400 of a common unit of Sunoco and, if applicable, cash in lieu of fractional units. See Note 6 for information on the conditional special distribution to our common unitholders.

Each series of NuStar Energy preferred units issued and outstanding immediately prior to the Effective Time shall remain issued and outstanding from and after the Effective Time as limited partnership interests of the surviving entity in the Merger having the same terms as are applicable to the applicable series of preferred units immediately prior to the Effective Time.

The completion of the Merger is subject to the fulfillment or waiver of certain conditions, including, among others, approval and adoption by NuStar Energy’s common unitholders of the Merger Agreement and the transactions contemplated thereby, including the Merger. For more information regarding the Merger and Merger Agreement, see our current report on Form 8-K filed with the SEC on January 22, 2024 and our definitive merger proxy statement on Schedule 14A filed with the SEC on
April 3, 2024.

Other Events
Sale-Leaseback Transaction. On March 21, 2023, we sold our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for an aggregate cash sales price of $103.0 million and immediately entered into an operating lease agreement (the HQ Lease Agreement) to lease back the Corporate Headquarters for an initial term of 20 years, with two renewal options of ten years each (the Sale-Leaseback Transaction). Upon closing of the sale in the first quarter of 2023, the Sale-Leaseback Transaction qualified as a completed sale, and we recognized a gain of $41.1 million, which is presented in “Gain on sale of assets” on the condensed consolidated statements of comprehensive income.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Series D Preferred Units. In the second and third quarters of 2023, we redeemed all of our outstanding Series D Cumulative Convertible Preferred Units (the Series D Preferred Units) at the then applicable redemption price plus accrued and unpaid distributions. Prior to their redemption, the Series D Preferred Units were presented as mezzanine equity, and we allocated net income to the Series D Preferred Units equal to the amount of distributions earned during the period. Distributions on the Series D Preferred Units were payable on the 15th day (or next business day) of each of March, June, September and December, to holders of record on the first business day of each payment month.

Basis of Presentation
These unaudited condensed consolidated financial statements include the accounts of the Partnership and subsidiaries in which the Partnership has a controlling interest. Inter-partnership balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and all disclosures are adequate. All such adjustments are of a normal recurring nature unless disclosed otherwise. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

2. NEW ACCOUNTING PRONOUNCEMENTS

The Enhancement and Standardization of Climate-Related Disclosures for Investors
In March 2024, the Securities and Exchange Commission (SEC) issued final rules that require disclosure of certain climate-related information in registration statements and annual reports. The rules require presentation of certain climate-related financial metrics in our audited financial statements and disclosure of climate-related risks that are reasonably likely to have a material impact on our business, results of operations, or financial condition. The final rules follow a compliance phase-in timeline, and we will be required to apply the first requirements in our Annual Report on Form 10-K for fiscal year ending December 31, 2025. Disclosures will be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. We are currently evaluating the impact of these final rules on our consolidated financial statements and disclosures. In April 2024, the SEC issued an order staying the final rules.

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

Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other changes, the amendments will require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis. Early adoption is permitted. We adopted the annual disclosure requirements on January 1, 2024 and plan to adopt the interim disclosure requirements on January 1, 2025, and are currently evaluating the impact of this amended guidance on our disclosures.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Contract Assets and Contract Liabilities
The following table provides information about contract assets and contract liabilities from contracts with customers:

	2024		2023
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
	(Thousands of Dollars)
Balances as of January 1:
Current portion	$3,109	$(27,131)	$2,612	$(17,647)
Noncurrent portion	729	(41,278)	304	(41,405)
Total	3,838	(68,409)	2,916	(59,052)

Activity:
Additions	237	(23,203)	125	(16,829)
Transfer to accounts receivable	(2,834)	—	(2,388)	—
Transfer to revenues	—	12,618	—	14,008
Total	(2,597)	(10,585)	(2,263)	(2,821)

Balances as of March 31:
Current portion	701	(33,603)	406	(21,065)
Noncurrent portion	540	(45,391)	247	(40,808)
Total	$1,241	$(78,994)	$653	$(61,873)

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

Remaining Performance Obligations
The following table presents our estimated revenue from contracts with customers for remaining performance obligations that has not yet been recognized, representing our contractually committed revenue as of March 31, 2024:

Remaining Performance Obligations
(Thousands of Dollars)
2024 (remaining)	$299,163
2025	274,158
2026	201,486
2027	111,266
2028	74,587
Thereafter	94,828
Total	$1,055,488

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to customer contracts that have fixed pricing and fixed volume terms and conditions, including contracts with payment obligations for minimum volume commitments.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Disaggregation of Revenues
The following table disaggregates our revenues:

	Three Months Ended March 31,
	2024	2023
	(Thousands of Dollars)
Pipeline segment:
Crude oil pipelines	$94,992	$96,603
Refined products and ammonia pipelines	121,783	116,580
Total pipeline segment revenues from contracts with customers	216,775	213,183

Storage segment:
Throughput terminals (a)	12,587	27,315
Storage terminals (excluding lessor revenues) (a)	51,720	42,016
Total storage segment revenues from contracts with customers	64,307	69,331
Lessor revenues	11,571	11,326
Total storage segment revenues	75,878	80,657

Fuels marketing segment:
Revenues from contracts with customers	98,175	100,027

Consolidation and intersegment eliminations	(1)	—

Total revenues	$390,827	$393,867
(a)Effective January 1, 2024, revenue for certain terminals changed from throughput-based to storage-based, due to changes in customer contracts.

4. DEBT

Revolving Credit Agreement
As of March 31, 2024, NuStar Logistics’ $1.0 billion unsecured revolving credit agreement (as amended, the Revolving Credit Agreement), due January 27, 2027, had $670.4 million available for borrowing and $325.0 million of borrowings outstanding. Letters of credit issued under the Revolving Credit Agreement totaled $4.6 million as of March 31, 2024, and limit the amount we can borrow under the Revolving Credit Agreement. Obligations under our Revolving Credit Agreement are guaranteed by NuStar Energy and NuPOP. The Revolving Credit Agreement provides for U.S. dollar borrowings, which bear interest, at our option, based on an alternative base rate or a secured overnight financing rate (SOFR) based rate. As of March 31, 2024, our weighted-average interest rate related to borrowings under the Revolving Credit Agreement was 7.9%.

Our Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For the rolling period of four quarters ending March 31, 2024, the Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2024, we believe that we are in compliance with these financial covenants.

Fair Value of Long-Term Debt
The estimated fair values and carrying amounts of long-term debt, excluding finance leases, were as follows:

	March 31, 2024	December 31, 2023
	(Thousands of Dollars)
Fair value	$3,396,455	$3,426,307
Carrying amount	$3,343,976	$3,359,631

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

5. COMMITMENTS AND CONTINGENCIES

We have contingent liabilities resulting from various litigation, claims and commitments. We record accruals for loss contingencies when losses are considered probable and can be reasonably estimated. Legal fees associated with defending the Partnership in legal matters are expensed as incurred. We accrued $1.8 million and $1.3 million for contingent losses as of March 31, 2024 and December 31, 2023, respectively. The amount that will ultimately be paid related to such matters may differ from the recorded accruals, and the timing of such payments is uncertain. We evaluate each contingent loss at least quarterly, and more frequently as each matter progresses and develops over time, and we do not believe that the resolution of any particular claim or proceeding, or all matters in the aggregate, would have a material adverse effect on our results of operations, financial position or liquidity.

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

Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of March 31, 2024	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR(a) plus 6.88%
(a)Beginning with the distribution period starting on September 15, 2023, LIBOR was replaced with the corresponding CME Term SOFR plus the applicable tenor spread adjustment of 0.26161%.

Distribution information on our Series A, B and C Preferred Units is as follows (thousands of dollars, except per unit data):

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
March 15, 2024 - June 14, 2024	$0.77232	$6,997	$0.70213	$10,813	$0.77945	$5,378
December 15, 2023 - March 14, 2024	$0.77533	$7,024	$0.70515	$10,859	$0.78246	$5,399

March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

Common Limited Partners
We are required by our partnership agreement to make quarterly distributions to common limited partners of 100% of our Available Cash (as defined in our partnership agreement), which is generally defined as all cash receipts less cash disbursements, including distributions to our preferred unit holders, and cash reserves established by our general partner, in its sole discretion. We are required under our partnership agreement to declare and pay these quarterly distributions within 45 days subsequent to each quarter-end. Upon closing of the pending Merger, our common units will be converted to Sunoco’s common units as described in Note 1, and are expected to receive Sunoco’s distributions related to the first quarter of 2024.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
On April 15, 2024, our Board of Directors declared a special distribution with respect to our common units of $0.212 per common unit, in accordance with the terms of the Merger Agreement. The special distribution totaling $26.8 million is to be paid on May 2, 2024 to holders of record as of April 26, 2024, subject to and conditioned upon our common unitholders approving the Merger at NuStar’s special meeting on May 1, 2024 and the Merger Agreement with respect to the proposed acquisition not having been terminated. If approval of the pending acquisition is not obtained at the special meeting (including due to the special meeting being postponed, adjourned or canceled) or the Merger Agreement with respect to the acquisition is terminated, the special distribution will not be paid until a date, and to holders of record, later determined by the Board of Directors, or it may not be paid at all.

Accumulated Other Comprehensive Income (Loss) (AOCI)
The balance of and changes in the components included in AOCI were as follows:

	Three Months Ended March 31,
	2024				2023
	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total	Foreign Currency Translation	Cash Flow Hedges	Pension and Other Postretirement Benefits	Total
	(Thousands of Dollars)
Balance as of January 1	$790	$(31,799)	$8,084	$(22,925)	$62	$(34,380)	$2,713	$(31,605)
Other comprehensive income before reclassifications	48	—	—	48	435	—	—	435
Net gain reclassified into other income, net	—	—	(729)	(729)	—	—	(737)	(737)
Net loss reclassified into interest expense, net	—	862	—	862	—	515	—	515
Other	—	—	3	3	—	—	(9)	(9)
Other comprehensive income (loss)	48	862	(726)	184	435	515	(746)	204
Balance as of March 31	$838	$(30,937)	$7,358	$(22,741)	$497	$(33,865)	$1,967	$(31,401)

As of March 31, 2024, we expect to reclassify a loss of $3.7 million to “Interest expense, net” within the next 12 months associated with unwound forward-starting interest rate swaps.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7. NET INCOME PER COMMON UNIT

Basic and diluted net income per common unit is determined pursuant to the two-class method. Under this method, all earnings are allocated to our limited partners and participating securities based on their respective rights to receive distributions earned during the period. Participating securities include restricted units awarded under our long-term incentive plans. We compute basic net income per common unit by dividing net income attributable to our common limited partners by the weighted-average number of common units outstanding during the period. We compute diluted net income per common unit by dividing net income attributable to our common limited partners by the sum of (i) the weighted average number of common units outstanding during the period and (ii) the effect of dilutive potential common units outstanding during the period.

The Series D Preferred Units contained certain unitholder conversion and redemption features, and we used the if-converted method to calculate the dilutive effect of the conversion or redemption feature that would have been most advantageous to the Series D preferred unitholders. The effect of the assumed conversion or redemption of the Series D Preferred Units outstanding, prior to their redemption, was antidilutive for the three months ended March 31, 2023; therefore, we did not include such conversion in the computation of diluted net income per common unit.

The following table details the calculation of basic and diluted net income per common unit:

	Three Months Ended March 31,
	2024	2023
	(Thousands of Dollars, Except Unit and Per Unit Data)
Net income	$42,742	$105,936
Distributions to preferred limited partners	(23,266)	(32,733)
Distributions to common limited partners (a)	(50,621)	(44,396)
Distribution equivalent rights to restricted units	(684)	(672)
Distributions (in excess of) less than income	$(31,829)	$28,135

Distributions to common limited partners	$50,621	$44,396
Allocation of distributions (in excess of) less than income to common limited partners	(31,829)	27,396
Series D Preferred Unit accretion	—	(3,671)
Net income attributable to common units	$18,792	$68,121

Basic and diluted weighted-average common units outstanding	126,533,909	110,880,981

Basic and diluted net income per common unit	$0.15	$0.61
(a) Distributions to common limited partners were estimated using $0.40 per common unit for the quarter ended March 31, 2024.

NUSTAR ENERGY L.P. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current assets and current liabilities were as follows:

	Three Months Ended March 31,
	2024	2023
	(Thousands of Dollars)
Decrease (increase) in current assets:
Accounts receivable	$(4,728)	$(131)
Inventories	566	(121)
Prepaid and other current assets	7,868	8,326
Increase (decrease) in current liabilities:
Accounts payable	(4,961)	7,413
Accrued interest payable	37,928	38,505
Accrued liabilities	(13,593)	(18,228)
Taxes other than income tax	(2,366)	(3,150)
Changes in current assets and current liabilities	$20,714	$32,614

The above changes in current assets and current liabilities may differ from changes between amounts reflected in the applicable consolidated balance sheets due to:
•the change in the amount accrued for capital expenditures; and
•the effect of foreign currency translation.

Other supplemental cash flow information is as follows:

	Three Months Ended March 31,
	2024	2023
	(Thousands of Dollars)
Cash paid for interest, net of amount capitalized	$21,871	$16,600
Refunds received for income taxes, net	$(88)	$(1,126)
Right-of-use assets obtained in exchange for operating lease liabilities	$67	$82,364
Right-of-use assets obtained in exchange for finance lease liabilities	$1,154	$844

Restricted cash, representing legally restricted funds that are unavailable for general use, is included in “Other long-term assets, net” on the consolidated balance sheets. “Cash, cash equivalents and restricted cash” on the consolidated statements of cash flows was included in the consolidated balance sheets as follows:

	March 31, 2024	December 31, 2023
	(Thousands of Dollars)
Cash and cash equivalents	$5,374	$2,765
Other long-term assets, net	9,351	9,251
Cash, cash equivalents and restricted cash	$14,725	$12,016

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

Results of operations for the reportable segments were as follows:

	Three Months Ended March 31,
	2024	2023
	(Thousands of Dollars)
Revenues:
Pipeline	$216,775	$213,183
Storage	75,878	80,657
Fuels marketing	98,175	100,027
Consolidation and intersegment eliminations	(1)	—
Total revenues	$390,827	$393,867

Depreciation and amortization expense:
Pipeline	$44,663	$43,550
Storage	18,940	18,504
Segment depreciation and amortization expense	$63,603	$62,054

Reconciliation of segment operating income to income before income tax expense:
Pipeline	$119,431	$119,858
Storage	23,718	22,766
Fuels marketing	4,008	6,566
Segment operating income	147,157	149,190
Gain on sale of assets	—	41,075
General and administrative expenses	42,237	28,725
Other depreciation and amortization expense	1,053	1,555
Operating income	103,867	159,985
Interest expense, net	(62,480)	(57,371)
Other income, net	2,599	4,509
Income before income tax expense	$43,986	$107,123

Total assets by reportable segment were as follows:

	March 31, 2024	December 31, 2023
	(Thousands of Dollars)
Pipeline	$3,274,569	$3,292,546
Storage	1,387,634	1,398,929
Fuels marketing	42,576	46,151
Total segment assets	4,704,779	4,737,626
Other partnership assets	157,346	158,766
Total consolidated assets	$4,862,125	$4,896,392

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, the terms “NuStar Energy,” “NS,” “the Partnership,” “we,” “our” and “us” are used in this report to refer to NuStar Energy L.P., to one or more of our consolidated subsidiaries or to all of them taken as a whole.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In this Form 10-Q, we make certain forward-looking statements, such as statements regarding our plans, strategies, objectives, expectations, estimates, predictions, projections, assumptions, intentions, resources and the future impact of economic activity and the demand for or supply of crude oil, refined products, renewable fuel and anhydrous ammonia. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. These forward-looking statements can generally be identified by the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “forecasts,” “budgets,” “projects,” “will,” “could,” “should,” “may” and similar expressions. These statements reflect our current views with regard to future events and are subject to various risks, uncertainties and assumptions, which may cause actual results to differ materially. See Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as additional information provided from time to time in our subsequent filings with the Securities and Exchange Commission, for a discussion of certain of those risks, uncertainties and assumptions.

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
•Liquidity and Capital Resources
•Critical Accounting Estimates

OVERVIEW
NuStar Energy L.P. (NuStar Energy) is a publicly traded Delaware limited partnership. Our business is managed under the direction of the board of directors of NuStar GP, LLC (the Board of Directors), the general partner of our general partner, Riverwalk Logistics, L.P., both of which are wholly owned subsidiaries of ours. As of March 31, 2024, our limited partner interests consisted of the following:
•common units (NYSE: NS); and
•8.50% Series A (NYSE: NSprA), 7.625% Series B (NYSE: NSprB) and 9.00% Series C (NYSE: NSprC) Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units (collectively, the Series A, B and C Preferred Units).

We are primarily engaged in the transportation, terminalling and storage of petroleum products and renewable fuels and the transportation of anhydrous ammonia. We also market petroleum products. Our operations consist of three reportable business segments: pipeline, storage and fuels marketing. As of March 31, 2024, our assets included 9,500 miles of pipeline and 63 terminal and storage facilities, which provide approximately 49 million barrels of storage capacity. We conduct our operations through our wholly owned subsidiaries, primarily NuStar Logistics, L.P. (NuStar Logistics) and NuStar Pipeline Operating Partnership L.P. (NuPOP). The term “throughput” as used in this document generally refers to barrels of crude oil, refined product or renewable fuels or tons of ammonia, as applicable, that pass through our pipelines, terminals or storage tanks. We generate revenue primarily from:
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

Merger Agreement
On January 22, 2024, NuStar Energy entered into an Agreement and Plan of Merger (the Merger Agreement) with Sunoco LP, a Delaware limited partnership (Sunoco), Saturn Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Sunoco (Merger Sub), Riverwalk Logistics, L.P., NuStar GP, LLC, and Sunoco GP LLC, a Delaware limited liability company and sole general partner of Sunoco (the Sunoco GP). For more information regarding the Merger and Merger Agreement, see our current report on Form 8-K filed with the SEC on January 22, 2024 and our definitive merger proxy statement on Schedule 14A filed with the SEC on April 3, 2024.

Other Events
Sale-Leaseback Transaction. On March 21, 2023, we consummated a sale-leaseback (the Sale-Leaseback Transaction) of our corporate headquarters facility and approximately 24 acres of underlying land located in San Antonio, Texas (the Corporate Headquarters) for $103.0 million and recognized a gain of $41.1 million. We used the proceeds to repay outstanding borrowings under our $1.0 billion unsecured revolving credit agreement (as amended, the Revolving Credit Agreement). See Note 1 of the Condensed Notes to the Consolidated Financial Statements in Item 1. “Financial Statements” for additional information.

Redemptions of Series D Preferred Units. In the second and third quarters of 2023, we redeemed all of our outstanding Series D Cumulative Convertible Preferred Units (the Series D Preferred Units).

Trends and Outlook
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

In 2024, we expect our operations to continue to be impacted by inflation. Our ability to pass along rate increases reflecting changes in producer and/or consumer price indices to our customers, under tariffs and contracts, should help to counterbalance the impact of inflation on our costs. Additionally, we expect uncertain market conditions in 2024, stemming from the uncertainty regarding future actions by the U.S. Federal Reserve and the upcoming election, among other factors, which could impact the cost of operating our assets and executing our capital projects in 2024 and beyond.

Our outlook for the Partnership, both overall and for any of our segments, may change, as we base our expectations on our continuing evaluation of several factors, many of which are outside our control. See Item 1A. “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion on how these factors could affect our financial position, results of operations and cash flows.

RESULTS OF OPERATIONS
Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023
	(Unaudited, Thousands of Dollars, Except Per Unit Data)
Statement of Income Data:
Revenues:
Service revenues	$278,539	$285,266	$(6,727)
Product sales	112,288	108,601	3,687
Total revenues	390,827	393,867	(3,040)

Costs and expenses:
Costs associated with service revenues	149,504	151,216	(1,712)
Costs associated with product sales	94,166	93,461	705
General and administrative expenses	42,237	28,725	13,512
Other depreciation and amortization expense	1,053	1,555	(502)
Total costs and expenses	286,960	274,957	12,003

Gain on sale of assets	—	41,075	(41,075)

Operating income	103,867	159,985	(56,118)
Interest expense, net	(62,480)	(57,371)	(5,109)
Other income, net	2,599	4,509	(1,910)
Income before income tax expense	43,986	107,123	(63,137)
Income tax expense	1,244	1,187	57
Net income	$42,742	$105,936	$(63,194)

Basic and diluted net income per common unit	$0.15	$0.61	$(0.46)

Consolidated Overview
Net income decreased $63.2 million and basic and diluted net income per common unit decreased $0.46 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower operating income of
$56.1 million and an increase in interest expense of $5.1 million. Operating income decreased primarily due to a gain of
$41.1 million related to the Sale-Leaseback Transaction in the first quarter of 2023 and higher general and administrative expenses in the first quarter of 2024.

Total revenues decreased $3.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower revenues from our storage segment.

Total costs and expenses increased $12.0 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher general and administrative expenses in the first quarter of 2024.

General and administrative expenses increased $13.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to transaction costs of $8.6 million related to the Merger Agreement, higher compensation expenses of $2.2 million and an increase in rent expense of $1.8 million, mainly as a result of the Sale-Leaseback Transaction of our Corporate Headquarters in the first quarter of 2023.

Interest expense, net, increased $5.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher interest rates on our variable rate debt and higher debt balances due to funding a portion of the Series D Preferred Unit redemptions.

Other income, net decreased $1.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower foreign exchange rate gains of $2.3 million.

Pipeline Segment
As of March 31, 2024, our pipeline assets consist of 9,500 miles of pipeline with 33 terminals and 13.0 million barrels of storage capacity. Our Central West System includes 2,915 miles of refined product pipelines and 2,080 miles of crude oil pipelines. In addition, our Central East System includes 2,495 miles of refined product pipelines, consisting of the East and North pipelines, and a 2,010-mile ammonia pipeline (the Ammonia Pipeline). We charge tariffs on a per barrel basis for transporting refined products, crude oil and other feedstocks in our refined product and crude oil pipelines and on a per ton basis for transporting anhydrous ammonia in the Ammonia Pipeline. Throughputs on the Ammonia Pipeline are converted from tons to barrels for reporting purposes only. Other revenues include product sales of surplus pipeline loss allowance (PLA) volumes.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023
	(Thousands of Dollars, Except Barrels/Day Information)
Pipeline Segment:
Crude oil pipelines throughput (barrels/day)	1,201,214	1,325,282	(124,068)
Refined products and ammonia pipelines throughput (barrels/day)	577,398	595,622	(18,224)
Total throughput (barrels/day)	1,778,612	1,920,904	(142,292)

Throughput and other revenues	$216,775	$213,183	$3,592
Operating expenses	52,681	49,775	2,906
Depreciation and amortization expense	44,663	43,550	1,113
Segment operating income	$119,431	$119,858	$(427)

Tariff indexations effective July 2023 increased the average tariff rates on most of our pipeline systems and resulted in higher revenues for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Pipeline segment revenues increased $3.6 million, despite a decrease in throughputs of 142,292 barrels per day for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to:
•an increase in revenues of $3.5 million on our Permian Crude System due to higher PLA volumes sold of $4.0 million and higher average tariffs of $1.0 million, while throughputs decreased 10,413 barrels per day due to decreased customer production supplying this system;
•an increase in revenues of $3.2 million, despite a decrease in throughputs of 17,837 barrels per day on our McKee System pipelines; revenues increased primarily due to higher average tariff rates, while throughputs decreased due to lower demand on certain of our pipelines within this system and operational issues at a customer’s refinery;
•an increase in revenues of $2.0 million on our Valley Pipeline, despite comparable throughputs, due to higher average tariff rates;
•an increase in revenues of $0.9 million on our Ardmore System, despite comparable throughputs, due to higher volumes on certain of the pipelines within this system with higher average tariff rates;
•an increase in revenues of $0.8 million on our East Pipeline, despite a slight decrease in throughputs, primarily due to higher PLA revenues;
•a decrease in revenues of $1.1 million and a decrease in throughputs of 2,399 barrels per day on our Ammonia Pipeline due to a delayed start to the 2024 spring agricultural demand season; and
•a decrease in revenues of $6.8 million and a decrease in throughputs of 101,620 barrels per day on our Corpus Christi Crude Pipeline System, primarily due to unfavorable market conditions and changes to customer contracts.

Operating expenses increased $2.9 million, primarily due to an increase of $2.3 million in compensation expense across various pipelines.

Storage Segment
Our storage segment is composed of our facilities that provide storage, handling and other services on a fee basis for refined products, crude oil, specialty chemicals, renewable fuels and other liquids. As of March 31, 2024, we owned and operated 29 terminal and storage facilities in the United States and one terminal in Nuevo Laredo, Mexico, with an aggregate storage capacity of 36.4 million barrels. Revenues for the storage segment include fees for tank storage agreements, under which a customer agrees to pay for a certain amount of storage in a tank over a period of time (storage terminal revenues), and throughput agreements, under which a customer pays a fee per barrel for volumes moved through our terminals (throughput terminal revenues).

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023
	(Thousands of Dollars, Except Barrels/Day Information)
Storage Segment:
Throughput (barrels/day)	279,297	502,717	(223,420)

Throughput terminal revenues	$12,587	$27,315	$(14,728)
Storage terminal revenues	63,291	53,342	9,949
Total revenues	75,878	80,657	(4,779)
Operating expenses	33,220	39,387	(6,167)
Depreciation and amortization expense	18,940	18,504	436
Segment operating income	$23,718	$22,766	$952

Effective January 1, 2024, our revenues changed for certain terminals on our McKee and Three Rivers systems from throughput-based to storage-based due to changes to customer contracts.

Throughput terminal revenues decreased $14.7 million and throughputs decreased 223,420 barrels per day for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following;
•a decrease in revenues of $7.8 million and a decrease in throughputs of 124,450 barrels per day on our Central West Terminals due to the contract changes described above; and
•a decrease in revenues of $7.1 million and a decrease in throughputs of 104,274 barrels per day at our Corpus Christi North Beach terminal, consistent with the decline in volumes on our Corpus Christi Crude Pipeline System, primarily due to unfavorable market conditions and changes to customer contracts.

Storage terminal revenues increased $9.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the following:
•an increase in revenues of $9.5 million at our Central West Terminals, primarily due to the contract changes of $7.8 million described above, as well as an increase of $1.4 million due to rate escalations and higher throughput and handling fees across various terminals;
•an increase in revenues of $2.1 million at our West Coast Terminals, primarily due to new contracts and rate escalations; and
•a decrease in revenues of $1.9 million at our St. James terminal, mainly due to a decrease in reimbursable revenues.

Operating expenses decreased $6.2 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, mainly due to a decrease of $4.5 million in reimbursable expenses, primarily at our Corpus Christi North Beach and St. James terminals, and a decrease of $4.0 million in maintenance and regulatory expense, primarily at our St. James terminal.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023
	(Thousands of Dollars)
Fuels Marketing Segment:
Product sales	$98,175	$100,027	$(1,852)
Cost of goods	93,766	93,186	580
Gross margin	4,409	6,841	(2,432)
Operating expenses	401	275	126
Segment operating income	$4,008	$6,566	$(2,558)

Product sales decreased $1.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to a decrease in revenues of $4.2 million for our blending operations, mainly due to lower volumes sold, partially offset by an increase in revenues of $2.5 million from our bunkering operations, primarily due to higher volumes sold. Cost of goods increased $0.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to higher volumes for our bunkering operations.

Segment operating income decreased $2.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower blending gross margins.

LIQUIDITY AND CAPITAL RESOURCES
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

We have no long-term debt maturities until 2025, and as of March 31, 2024, we had $670.4 million available for borrowing under our Revolving Credit Agreement.

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
The following table summarizes our cash flows from operating, investing and financing activities (see also our Consolidated Statements of Cash Flows in Item 1. “Financial Statements”):

	Three Months Ended March 31,
	2024	2023
	(Thousands of Dollars)
Net cash provided by (used in):
Operating activities	$139,734	$164,584
Investing activities	(40,148)	88,674
Financing activities	(96,909)	(262,688)
Effect of foreign exchange rate changes on cash	32	170
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,709	$(9,260)

Net cash provided by operating activities decreased $24.9 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, mainly due to a decrease in net income of $63.2 million in the first quarter of 2024, partially offset by a gain of $41.1 million related to the Sale-Leaseback Transaction in the first quarter of 2023. In addition, our working capital decreased $20.7 million for the three months ended March 31, 2024, and $32.6 million for the three months ended March 31, 2023. Generally, working capital requirements are affected by our accounts receivable, accounts payable and accrued liabilities balances, which vary depending on the timing of payments.

For the three months ended March 31, 2024, we recorded net cash used in investing activities of $40.1 million, compared to net cash provided by investing activities of $88.7 million for the three months ended March 31, 2023, primarily due to the following:
•proceeds of approximately $103.0 million from the Sale-Leaseback Transaction and insurance proceeds of $12.4 million related to the 2019 fire at our Selby, California terminal, both in the first quarter of 2023; and
•an aggregate increase in cash outflows related to capital expenditures of $13.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Net cash used in financing activities decreased $165.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to lower net debt repayments. Additionally, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, distributions to preferred unitholders decreased $9.4 million, primarily due to the redemption of the Series D Preferred Units in the second and third quarters of 2023, while distributions to common unitholders increased $6.3 million, mainly due to the issuance of common units in the third quarter of 2023.

SOURCES OF LIQUIDITY
Revolving Credit Agreement
As of March 31, 2024, our Revolving Credit Agreement, due January 27, 2027, had $670.4 million available for borrowing and $325.0 million of borrowings outstanding. Letters of credit issued under our Revolving Credit Agreement totaled $4.6 million as of March 31, 2024, and limit the amount we can borrow under our Revolving Credit Agreement. Borrowings under our Revolving Credit Agreement bear interest, at our option, at an alternative base rate or a secured overnight financing rate (SOFR) based rate, each as defined in the Revolving Credit Agreement.

Our Revolving Credit Agreement is subject to maximum consolidated debt coverage ratio and minimum consolidated interest coverage ratio requirements, which may limit the amount we can borrow to an amount that is less than the total amount available for borrowing. For the rolling period of four quarters ending March 31, 2024, the Consolidated Debt Coverage Ratio (as defined in the Revolving Credit Agreement) may not exceed 5.00-to-1.00, and the Consolidated Interest Coverage Ratio (as defined in the Revolving Credit Agreement) must not be less than 1.75-to-1.00. As of March 31, 2024, our Consolidated Debt Coverage Ratio was 4.12x and our Consolidated Interest Coverage Ratio was 2.05x.

Receivables Financing Agreement
NuStar Energy and NuStar Finance LLC (NuStar Finance), a special purpose entity and wholly owned subsidiary of NuStar Energy, are parties to a $100.0 million receivables financing agreement (as amended, the Receivables Financing Agreement), due July 1, 2026, with a third-party lender and agreements with certain of NuStar Energy’s wholly owned subsidiaries (together with the Receivables Financing Agreement, the Securitization Program). As of March 31, 2024, $125.0 million of our accounts receivable was included in the Securitization Program and the amount of borrowings outstanding under the Receivables Financing Agreement totaled $70.7 million. The amount available for borrowing under the Receivables Financing Agreement is based on the availability of eligible receivables and other customary factors and conditions. Borrowings under the Receivables Financing Agreement bear interest, at NuStar Finance’s option, at a base rate or a SOFR rate, each as defined in the Receivables Financing Agreement.

Asset Sale
We used the proceeds of approximately $103.0 million from the sale of our Corporate Headquarters on March 21, 2023 to repay outstanding borrowings under our Revolving Credit Agreement. See Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for further discussion.

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

The following table summarizes our capital expenditures:

	Strategic Capital Expenditures	Reliability Capital Expenditures	Total
	(Thousands of Dollars)
For the three months ended March 31:
2024	$27,742	$6,902	$34,644
2023	$18,727	$3,356	$22,083

Strategic capital expenditures for the three months ended March 31, 2024 and 2023 primarily consisted of expansion projects on our Permian Crude System and Central West Refined Products Pipelines, and biofuel and other projects at our West Coast Terminals. Reliability capital expenditures primarily related to maintenance upgrade projects at our terminals.

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

Distributions
Series A, B and C Preferred Units. Information on our Series A, B and C Preferred Units is shown below:

Units	Units Issued and Outstanding as of March 31, 2024	Optional Redemption Date/Date When Distribution Rate Became Floating	Floating Annual Rate (as a Percentage of the $25.00 Liquidation Preference per Unit)
Series A Preferred Units	9,060,000	December 15, 2021	Three-month LIBOR(a) plus 6.766%
Series B Preferred Units	15,400,000	June 15, 2022	Three-month LIBOR(a) plus 5.643%
Series C Preferred Units	6,900,000	December 15, 2022	Three-month LIBOR(a) plus 6.88%
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

	Series A Preferred Units		Series B Preferred Units		Series C Preferred Units
Distribution Period	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution	Distribution Rate per Unit	Total Distribution
March 15, 2024 - June 14, 2024	$0.77232	$6,997	$0.70213	$10,813	$0.77945	$5,378
December 15, 2023 - March 14, 2024	$0.77533	$7,024	$0.70515	$10,859	$0.78246	$5,399

March 15, 2023 - June 14, 2023	$0.73169	$6,629	$0.66150	$10,187	$0.73881	$5,098
December 15, 2022 - March 14, 2023	$0.71889	$6,513	$0.64871	$9,990	$0.72602	$5,010

Common Units. Under our partnership agreement, distribution payments are required to be made to our common limited partners within 45 days after the end of each quarter as of a record date that is set after the end of each quarter. Upon closing of the pending Merger, our common units will be converted to Sunoco’s common units as described in Note 1 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements,” and are expected to receive Sunoco’s distributions related to the first quarter of 2024.

On April 15, 2024, our Board of Directors declared a special distribution with respect to our common units of $0.212 per common unit, in accordance with the terms of the Merger Agreement. The special distribution totaling $26.8 million is to be paid on May 2, 2024 to holders of record as of April 26, 2024, subject to and conditioned upon our common unitholders approving the Merger at NuStar’s special meeting on May 1, 2024 and the Merger Agreement with respect to the proposed acquisition not having been terminated. If approval of the pending acquisition is not obtained at the special meeting (including due to the special meeting being postponed, adjourned or canceled) or the Merger Agreement with respect to the acquisition is terminated, the special distribution will not be paid until a date, and to holders of record, later determined by the Board of Directors, or it may not be paid at all.

Debt Obligations
The following table summarizes our debt obligations:

	Maturity			Outstanding Obligations as of March 31, 2024
				(Thousands of Dollars)
5.75% senior notes	October 1, 2025			$600,000
6.00% senior notes	June 1, 2026			$500,000
Receivables Financing Agreement, 7.0% as of March 31, 2024	July 1, 2026			$70,700
Revolving Credit Agreement, 7.9% as of March 31, 2024	January 27, 2027			$325,000
5.625% senior notes	April 28, 2027			$550,000
6.375% senior notes	October 1, 2030			$600,000
GoZone Bonds 5.85% - 6.35%	2038	thru	2041	$322,140
Subordinated notes, 12.3% as of March 31, 2024	January 15, 2043			$402,500

We believe that, as of March 31, 2024, we are in compliance with the financial covenants applicable to our debt obligations. A default under certain of our debt obligations would be considered an event of default under other of our debt obligations. See Note 4 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for a discussion of certain of our debt obligations.

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

	March 31, 2024	December 31, 2023
	(Thousands of Dollars)
Summarized Combined Balance Sheet Information for the Guarantor Issuer Group:
Current assets	$40,814	$42,000
Long-term assets	$3,137,265	$3,160,956
Current liabilities (a)	$171,437	$135,366
Long-term liabilities, including long-term debt	$3,472,138	$3,487,719
(a)Excludes $1,919.8 million and $1,894.0 million of net intercompany payables as of March 31, 2024 and December 31, 2023, respectively, due to the non-guarantor subsidiaries from the Guarantor Issuer Group.

Long-term assets for the non-guarantor subsidiaries totaled $1,538.8 million and $1,548.3 million as of March 31, 2024 and December 31, 2023, respectively.

Three Months Ended March 31, 2024
(Thousands of Dollars)
Summarized Combined Income Statement Information for the Guarantor Issuer Group:
Revenues	$191,990
Operating income	$59,625
Interest expense, net	$(62,208)
Net loss	$(1,665)

Revenues and net income for the non-guarantor subsidiaries totaled $198.8 million and $44.4 million, respectively, for the three months ended March 31, 2024.

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

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (GAAP) requires management to select accounting policies and to make estimates and assumptions related thereto that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following tables present principal cash flows and related weighted-average interest rates by expected maturity dates for our long-term debt, excluding finance leases:

	March 31, 2024
	Expected Maturity Dates
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$600,000	$500,000	$550,000	$—	$922,140	$2,572,140	$2,595,453
Weighted-average rate	—	5.8%	6.0%	5.6%	—	6.3%	6.0%	—
Variable-rate debt	$—	$—	$70,700	$325,000	$—	$402,500	$798,200	$801,002
Weighted-average rate	—	—	7.0%	7.9%	—	12.3%	10.1%	—

	December 31, 2023
	Expected Maturity Dates
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
	(Thousands of Dollars, Except Interest Rates)
Fixed-rate debt	$—	$600,000	$500,000	$550,000	$—	$922,140	$2,572,140	$2,595,857
Weighted-average rate	—	5.8%	6.0%	5.6%	—	6.3%	6.0%	—
Variable-rate debt	$—	$—	$69,800	$343,000	$—	$402,500	$815,300	$830,450
Weighted-average rate	—	—	7.0%	8.0%	—	12.4%	10.1%	—

Series A, B and C Preferred Units
Distributions on our Series A, B and C Preferred Units are payable out of any legally available funds, accrue and are cumulative from the original issuance dates, and are payable on the 15th day (or the next business day) of each of March, June, September and December of each year to holders of record on the first business day of each payment month. The Series A, B and C Preferred Units expose us to changes in interest rates as the distribution rates on these units float along with interest rates. Based upon the 9,060,000 Series A Preferred Units, 15,400,000 Series B Preferred Units and 6,900,000 Series C Preferred Units outstanding as of March 31, 2024 and the $25.00 liquidation preference per unit, a change of 1.0% in interest rates would increase or decrease the annual distributions on our Series A, B and C Preferred Units by an aggregate amount of $7.8 million. See Note 6 of the Condensed Notes to Consolidated Financial Statements in Item 1. “Financial Statements” for additional information on our Series A, B and C Preferred Units.

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
Our management has evaluated, with the participation of the principal executive officer and principal financial officer of NuStar GP, LLC, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures were effective as of March 31, 2024.
(b)Changes in internal control over financial reporting.
There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.     Other Information

Rule 10b5-1 under the Securities Exchange Act of 1934 provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1. During the three-month period ending March 31, 2024, we did not adopt or terminate and none of our executive officers or directors adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.Exhibits

Exhibit Number	Description

2.01
Agreement and Plan of Merger, dated as of January 22, 2024, among Sunoco LP, Saturn Merger Sub, LLC, NuStar Energy L.P., NuStar GP, LLC, Riverwalk Logistics, L.P., and Sunoco GP LLC (incorporated by reference to Exhibit 2.1 to NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2024 (File No. 001-16417))

3.01
Amendment No. 1 to Eighth Amended and Restated Agreement of Limited Partnership of NuStar Energy L.P., dated as of January 22, 2024 (incorporated by reference to NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2024 (File No. 001-16417), Exhibit 3.1)

10.01
Support Agreement, dated as of January 22, 2024, by and among Sunoco LP, NuStar Energy L.P. and Energy Transfer L.P. (incorporated by reference to NuStar Energy L.P.’s Current Report on Form 8-K filed January 22, 2024 (File No. 001-16417), Exhibit 10.1)

22.01
Subsidiary Guarantors and Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22.01 to NuStar Energy L.P.’s Annual Report on Form 10-K for year ended December 31, 2023 (File No. 001-16417))

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
April 29, 2024

By:	/s/ Thomas R. Shoaf
Thomas R. Shoaf
Executive Vice President and Chief Financial Officer
April 29, 2024

By:	/s/ Jorge A. del Alamo
Jorge A. del Alamo
Senior Vice President - Chief Information Officer and Controller
April 29, 2024